Form 10KSB
period 1995-12-31
BEVERLY NATIONAL CORP
filed 1996-03-28
CIK 742275

FORM 10-KSB
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                            Annual Report

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:    December 31, l995
                             -------------------
                              OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________to_____________
Commission file number    33-22224-B
                        --------------

                      Beverly National Corporation
                 --------------------------------------
                 (Name of small business in its charter)


A Massachusetts Corporation                       04-2832201
----------------------------                     ------------
State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


240 Cabot Street  Beverly, Massachusetts             0l9l5
----------------------------------------            --------
(Address of principal executive offices)           (Zip Code)


Issuers telephone number, including area code  (508) 922-2l00
                                               ---------------

Securities registered pursuant to Section l2 (b) of the Act:

Title of each class     Name of each exchange on which registered
    None
--------------------    -----------------------------------------

Securities registered pursuant to l2(g) of the Act:
    None
-------------------     ----------------------------------------

                        (Title of class)

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X                No
                        -----                  -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ].



State issuer's revenues for its most recent fiscal year.      $13,595,986
                                                              -----------


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such
stock, as of a specified date within the past 60 days.  (See
definition of affiliate in Rule 12b-2 of the Exchange Act).   $13,520,892
                                                              -----------



Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. State the number of shares outstanding of each of the issuer's classes of common equity, as of the
latest practicable date.     754,382
                            ---------



              DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART l

ITEM l.   BUSINESS

Beverly National Corporation, a Massachusetts corporation ("Corporation or Holding Company"), is a registered bank holding company under the Bank Holding Company Act of l956, as amended.
The Holding Company has one banking subsidiary, Beverly National Bank (Bank), and also owns l00% of two Massachusetts Business Trusts; 86 Bay Road Realty Trust, and Cabot Street Realty Trust. The principal executive office of the Corporation is located at 240 Cabot Street, Beverly, Massachusetts 0l9l5, and telephone number is (508) 922-2100. The Holding Company owns all outstanding shares of the bank and both Realty Trusts.

The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits and the making of commercial, real estate, installment and other loans. The bank also offers a full range of trust services, official checks, traveler's checks, safe deposit boxes, automatic teller machines and customary banking services to its customers.

The business of the bank is not significantly effected by seasonal factors.

In the last five years the Bank derived its operating income from the following sources:

                                           % of Operating Income
                                         -------------------------

                                    1995   1994   1993   1992   1991
                                    ----   ----   ----   ----   ----

Interest and fees on loans           63%    58%    60%    62%    63%

Interest and dividends on
Securities and Fed. Funds
Sold and Certificate of Deposit      23     28     26     25     26

Charges, fees and other
sources                              14     14     14     13     11
                                    ----   ----   ----   ----   ----
                                    100%   100%   100%   100%   100%

Competition
------------

In Massachusetts generally, and in the Bank's primary service area, there is heavy competition in the commercial banking industry. In addition to commercial banks, the Bank competes with other financial institutions such as savings banks, savings and loan associations and credit unions, in obtaining lendable funds and in making loans. In the Bank's primary service area there are four national banks, two Massachusetts trust companies, seven savings banks, two co-operative banks and one finance company. Included among those financial institutions are regional banks such as Bank of Boston, BayBank and Fleet Bank Massachusetts.


Regulation of the Corporation
------------------------------

The Corporation is a registered bank holding company under the Bank Holding Company Act of l956, as amended. It is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and files with the Federal Reserve Board the reports as required under the Bank Holding Company Act.

The Bank Holding Company Act requires prior approval by the Federal Reserve Board of the acquisition by the Corporation of substantially all the assets or more than five percent of the voting stock of any bank. The Bank Holding Company Act also allows the Federal Reserve Board to determine (by order or by regulation) what activities are so closely related to banking as to be a proper incident of banking, and thus, whether the Corporation can engage in such activities. The Bank Holding Company Act prohibits the Corporation and the Bank from engaging in certain tie-in arrangements in connection with any extension of credit, sale of property or furnishing of services.

Recently adopted Federal legislation will soon permit adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wider geographic market. In light of this change in the law, it will be possible for large super-regional organizations to enter many new markets including the market served by the Bank. It is not possible to assess what impact these changes in the regulatory scheme will have on the Corporation or the Bank.

The Corporation is subject to examination by the Board of Governors of the Federal Reserve System. The Federal Reserve
Act also imposes certain restrictions on loans by the Bank to the Corporation and certain other activities, on investments, in their stock or securities, and on the taking by the Bank of such stock or securities as collateral security for loans to any borrower. In addition, the Corporation is subject to examination.

Under the Bank Holding Company Act of l956, as amended, no corporation may become a bank holding company as defined therein, without prior approval of the Board of Governors of the Federal Reserve System. The Corporation received the approval of the Board of Governors to become a bank holding company on May 29, l984. The Corporation will also have to secure prior approval of the Board of Governors of the Federal Reserve System if it wishes to acquire voting shares of any other bank, if after such acquisition it would own or control more than 5% of the voting shares of such bank. The Corporation is also limited under the Bank Holding Company Act of l956, as amended, as to the types of business in which it may engage.

The Corporation, as a bank holding company, is subject to the Massachusetts Bank Holding Company laws.

The regulations of the Federal Reserve System, promulgated pursuant to Bank Holding Company Act require bank holding companies to provide the Federal Reserve Board with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the company's consolidated net worth. For purposes of Regulation Y, "net consideration" is the gross consideration paid by the company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue.


Regulation of the Bank
-----------------------

The Bank is subject to regulation by the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The business of the
Bank is subject in certain areas to state laws applicable to banks.


Employees
----------

The Corporation and the Bank employ 95 officers and employees.

Distribution of Assets, Liabilities and Stockholder's Equity:
-------------------------------------------------------------
Interest Rates and Interest Differential
----------------------------------------

The following tables present the condensed average balance sheets and the components of net interest differential for the two years ended December 31, l995 and l994. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis.

                                            1995
                           ------------------------------------------
                              Average        Interest        Yield/
                              Balance        Inc./Exp.       Rate
                           ------------------------------------------
ASSETS

Federal funds sold          $ 5,439,178    $  317,032         5.83%
Investment securities(1)     41,431,251     2,238,402         5.40%
Securities available
 for sale                    10,392,725       590,956         5.69%
Loans, net of unearned
income (1,2,3)               93,226,841     8,504,806         9.12%
                            -----------    ----------         -----
Total earning assets        150,489,995    11,651,196         7.74%
                            -----------    ----------         -----
Other non interest-
 earning assets              13,719,694
                            -----------
Total average assets       $164,209,689
                           ============

LIABILITIES

Savings deposits           $ 36,070,516   $ 1,112,693        3.08%
NOW accounts                 29,631,193       407,670        1.38%
Money market accounts        21,560,428       714,734        3.32%
Time deposits $100,000
 and over                     3,287,467       178,170        5.42%
Other time deposits          29,491,197     1,644,838        5.58%
Short-term borrowing             15,068           923        6.13%
Notes payable                 1,033,544        96,134        9.30%
                           ------------    ----------        -----
Total interest-
 bearing liabilities        121,089,413     4,155,162        3.43%
                           ------------    ----------        -----
Non interest-bearing
 deposits                    28,985,310
Other non interest-
 bearing liabilities          1,162,614
Stockholders' equity         12,972,352
                           ------------
Total average liabilities
 and stockholders' equity  $164,209,689
                           ============
Net interest income                      $ 7,496,034
                                         ===========
Net yield on interest earning assets                       4.98%
                                                           =====

(1) Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $14,537. A federal tax rate of 34% was used in performing this calculation.

(2) Includes loan fees of $151,962.

(3) Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders' Equity:
-------------------------------------------------------------
Interest Rates and Interest Differential(Continued)
---------------------------------------
                                                  1994
                            ------------------------------------------
                             Average            Interest        Yield/
                             Balance            Inc./Exp.       Rate
ASSETS                     ------------------------------------------

Certificate of deposit     $     50,479     $     1,046         2.07%
Federal funds sold            4,686,027         187,627         4.00%
Investment securities(l)     54,576,935       2,816,814         5.16%
Securities available for
 sale                        10,902,398         533,606         4.89%
Loans, net of unearned
 income (2,3)                82,154,476       7,448,112         9.07%
                           ------------      ----------         -----
Total earning assets        152,370,315      10,987,205         7.21%
                           ------------      ----------         -----
Other non interest-
 earning assets              15,057,192
                           ------------
Total average assets       $167,427,507
                           ============

LIABILITIES

Savings deposits           $ 42,910,260    $ 1,095,967         2.55%
NOW accounts                 32,315,056        518,790         1.61%
Money market accounts        23,144,944        495,312         2.14%
Time deposits $100,000
 and over                     2,675,366        105,778         3.95%
Other time deposits          26,432,794      1,078,720         4.08%
Short-term borrowings           665,753         59,293         8.91%
Notes payable                   567,990         65,455        11.52%
                           ------------     ----------        ------
Total interest-bearing
  liabilities               128,712,163      3,419,315         2.66%
                           ------------     ----------        ------
Non interest-bearing
 deposits                    25,517,439
Other non interest-
 bearing liabilities            919,664
Stockholders' equity         12,278,241
                           ------------
Total average liabilities
 and stockholders' equity  $167,427,507
                           ============
Net interest income                       $ 7,567,890
                                          ===========
Net yield on interest earning assets                         4.97%
                                                            ======

(1) Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $16,961. A federal tax rate of 34% was used in performing this calculation.

(2)  Includes loan fees of $220,342.

(3) Includes non-accruing loan balances and interest received on non-accruing loans.


Distribution of Assets, Liabilities and Stockholders' Equity:
-------------------------------------------------------------
Interest Rates and Interest Differential (Continued)
----------------------------------------

The following table shows, for the periods indicated, the dollar amount of changes in interest income and interest expense resulting from changes in volume and interest rates.

                                         1995 as compared to l994
                                 --------------------------------------
                                            Due to a change in:
                                   Volume(1)       Rate(1)      Total
                                 --------------------------------------
Interest income from:
 Certificate of deposit          $   (1,046)     $      0      $ (1,046)
 Federal funds sold                  33,642        95,763       129,405
 Investment securities             (704,366)      125,954      (578,412)
 Securities available for sale       87,219       (29,869)       57,350
 Loans, net of unearned interest  1,052,790         3,904     1,056,694
                                 -----------    ----------   ----------
Total                             $ 468,239     $ 195,752     $ 663,991
                                 -----------    ----------   ----------

Interest expense on:
 Savings deposits                 $(190,161)    $ 206,887     $  16,726
 NOW accounts                       (40,852)      (70,268)     (111,120)
 Money market accounts              (36,084)      255,506       219,422
 Time deposits $100,000 and over     27,560        44,832        72,392
 Other time                         135,518       430,600       566,118
 Short term borrowings              (44,246)      (14,124)      (58,370)
 Notes payable                       45,258       (14,579)       30,679
                                 -----------    ----------     ---------
Total                              (103,007)      838,854       735,847
                                 -----------    ----------     ---------
 Net interest income             $  571,246     $(643,102)     $(71,856)
                                 -----------    ----------     ---------

                                         1994 as compared to l993
                                  -----------------------------------
                                         Due to a change in:
                                  Volume(1)      Rate(1)       Total
                                  -----------------------------------
Interest income from:
 Certificate of deposit         $    1,046    $       0      $   1,046
 Federal funds sold                    106       48,293         48,399
 Investment securities             206,779     (235,736)       (28,957)
 Securities available
  for sale                         533,606            0        533,606
 Securities held for sale         (516,093)           0       (516,093)
 Loans, net of unearned
  interest                        (419,661)       1,654       (418,007)
                                -----------  -----------     ----------
Total                           $ (194,217)  $ (185,789)     $(380,006)
                                -----------  -----------     ----------


Interest expense on:
 Savings deposits               $   (9,951)   $(200,561)    $ (210,512)
 NOW accounts                       63,921     (141,007)       (77,086)
 Money market deposits            (108,546)     (90,400)      (198,946)
 Time deposits $100,000 and over   (16,868)     (10,547)       (27,415)
 Other time                        (19,725)     (84,980)      (104,705)
 Short-term borrowings              59,293            0         59,293
 Notes payable                      (4,113)      29,432         25,319
                                -----------   ----------    -----------
Total                              (35,989)    (498,063)      (534,052)
                                -----------   ----------    -----------
  Net interest income           $ (158,228)   $ 312,274     $  154,046
                                -----------   ----------    -----------

(1) The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

Investment Portfolio
--------------------

The following table indicates the book value of the Corporation's consolidated investment portfolio at December 31, l995 and 1994:

                                    Amortized
                               1995 Cost Basis   1994 Book Value
                               ---------------   ---------------

Investments Held to Maturity:
 U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies        $32,402,473       $46,374,054

Investments Held to Maturity:
 Obligations of states and
 political subdivisions               481,245           957,970

Investments Held to Maturity:
 Other debt securities                300,000           300,000
                                  -----------       -----------
                                  $33,183,718       $47,632,024
                                  ===========       ===========

Federal Reserve Bank Stock             97,500            97,500
                                  ===========       ===========

Investments Available for sale    $11,153,903       $11,512,047
                                  ===========       ===========


As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for certain Investments in Debt and Equity Securities". The adoption of FAS No. 115 had the following effect on the consolidated financial statements for the year ended December 31, 1994:



Addition to stockholder's equity:
 Net unrealized holding gain on
  available-for-sale securities.......  $57,161
 Less tax effect......................   24,166
                                        -------
                                        $32,995
                                        =======

The following table shows the maturities, amortized cost basis and weighted average yields of the Corporation's consolidated investment in held to maturity and available for sale securities at December 31, l995. The yields on state and municipal securities are presented on a tax equivalent basis. A federal tax rate of 34% was used in performing this calculation.*

(In thousands)

                                  After one       After five
                    Within        but within       but within        After
                   one year       five years       ten years        ten years
Maturing:      Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield
---------      --------------   --------------   --------------  --------------
U.S. Govt.
& Agency
obligations   $16,591   5.18%   $27,094   5.58%

State and
Political
subdivisions      253   7.74%       228   6.20%                    100   5.13%

Other
securities                                          300   8.10%
              -------   -----   -------   -----    ----   -----   ----   -----
              $16,844   5.21%   $27,322   5.59%    $300   8.10%   $100   5.13%
              -------   -----   -------   -----    ----   -----   ----   -----

         * Federal Reserve Stock not included.



Non-Accrual, Past Due and Restructured Loans
---------------------------------------------

It is the policy of the Bank to discontinue the accrual of interest on loans when, in management's judgment, the collection of the full amount of interest is considered doubtful. This will generally occur once a loan has become 90 days past due, unless the loan is well secured and in the process of collection. Restructured loans generally may have a reduced interest rate, an extension of loan maturity, future benefits for current concessions and a partial forgiveness of principal or interest. The following table sets forth information on non-accrual, past due and restructured loans as of December 31, for each of the years indicated:


(In thousands)                     1995                  1994
                                   ----                  ----

Loans, non-accrual                $2,374                $1,812

Loans past due 90 days or
more and still accruing              737                     0
                                  ------                ------
     Total                        $3,111                $1,812
                                  ------                ------

The amount of interest income recorded during 1995 and 1994 on non-accrual loans and restructured loans outstanding at December 31, 1995 and 1994 amounted to $16,593 and $60,716, respectively. Had these loans performed in accordance with their original terms, the amount recorded would have been $190,312 in 1995 and $195,598 in 1994.

As of December 31, 1995, there were no loans which are not now included above but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

There are no industry concentrations in the Bank's Loan
Portfolio, as the customers are broad-based in the Bank's market area.


Loan Portfolio
--------------

The following table summarizes the distribution of the Bank's loan portfolio and mortgages held for sale as of December 31 the years indicated:

(In thousands)            1995     1994     1993     1992     1991
                          ----     ----     ----     ----     ----
Commercial, financial
 & agricultural         $16,486  $16,323  $16,689  $21,154  $22,695

Real estate-
 construction and land
 development              4,649    3,807    1,622      960      222

Real estate-residential  34,217   26,037   27,345   26,580   30,618

Real estate-commercial   42,588   35,702   32,591   29,002   21,466

Consumer                  5,594    6,481    7,028   10,228   12,498

Municipal tax-exempt
 obligations                465      146        0        0        0

Loans to depository
 institutions                 0        0        0        0        0

Other                       787      176      166      241      610
                        -------   ------   ------   ------   ------
                        104,786   88,672   85,441   88,165   88,109
Allowance for possible
 loan losses             (2,073)  (2,075)  (2,764)  (2,555)  (1,270)

Deferred loan fees net      (97)     (40)     (13)     (62)       5

Unearned income               0       (1)      (8)     (50)    (159)
                       --------  -------  -------  -------  -------
       Net loans       $102,616  $86,556  $82,656  $85,498  $86,685
                       ========  =======  =======  =======  =======

Loan maturities for commercial, financial and agricultural at December 31, l995 were as follows: $8,027,409 due in one year or less; $7,178,825 due after one year through five years; $1,279,298 due after five years. Of the Bank's commercial, financial and agricultural loans due after one year, $12,475,179 have floating or adjustable rates and $4,010,353 have fixed rates.

Loan maturities for real estate construction and land
development at December 31, 1995 were as follows:  $1,856,431 due in one year or less, $1,690,000 due after one year through five years and $1,102,387 due after five years.

Summary of Loan Loss Experience
-------------------------------
The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for possible loan losses at December 31 for each of the years indicated:

(In Thousands)                1995     1994     1993     1992     1991
                              ----     ----     ----     ----     ----
Average loans outstanding,
net of unearned income      $93,227  $82,154  $84,721  $91,435  $83,093
                            =======  =======  =======  =======  =======
Allowance for possible loan losses
----------------------------------
Balance at beginning
 of period                   2,075     2,764    2,555    1,270      775
                            -------   -------  -------  -------   ------
Charge-offs:
 Real Estate-Construction        0         0        0        0        0
 Real Estate-Residential         0       (64)       0     (205)    (154)
 Real Estate-Commercial        (28)     (322)      (5)    (403)       0
 Commercial, Financial
  & Agric.                     (20)     (741)    (591)    (356)    (197)
 Consumer                      (30)      (22)     (35)     (89)    (220)
 Municipal Tax Exempt Loans      0         0        0        0        0
 Loans to Depository Inst.       0         0        0        0        0
 Other Loans                     0         0        0        0        0

Recoveries:
 Real Estate-Construction        0         0        0        0        0
 Real Estate-Residential        50         0        0        4        0
 Real Estate-Commercial         10         0        6        0        0
 Commercial, Financial
  & Agric.                      10       234      156       26        7
 Consumer                        6        11       28       28       24
 Municipal Tax Exempt Loans      0         0        0        0        0
 Loans to Depository Inst.       0         0        0        0        0
 Other loans                     0         0        0        0        0

Net charge-offs                 (2)     (904)    (441)    (995)    (540)
                            -------   -------  -------  -------  -------
Provision for loan losses        0       215      650    2,280    1,035
                            -------   -------  -------  -------  -------
Balance at period end       $2,073    $2,075   $2,764   $2,555   $1,270
                            =======   =======  =======  =======  =======
Ratio of net charge-offs
to average loans              0.00%     1.10%     .52%    1.09%    0.65%
                            -------   -------  -------   ------   ------

ALLOWANCE FOR POSSIBLE LOAN LOSSES:
-----------------------------------

An allowance is available for losses which may be incurred in the future on loans in the current portfolio. The allowance is increased by provisions charged to current operations and is decreased by loan losses, net of recoveries. The provision for loan losses is based on management's evaluation of current and anticipated economic conditions, changes in the character and size of the loan portfolio, and other indicators. The balance in the allowance for possible loan losses is considered adequate by management to absorb any reasonably foreseeable loan losses.

The following table reflects the allocation of the allowance for possible loan losses and the percentage of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

                            1995                      1994
                   --------------------       ---------------------

                             Percent of                  Percent of
                             loans in                    loans in
                             category to                 category to
                  Amount     total loans      Amount     total loans
                  ------     -----------      ------     -----------

Commercial
Financial &
Agricultural   $  649,208       15.7%      $1,150,001       18.3%

Real Estate-
Construction       72,056        4.4%          13,324        4.3%

Real Estate-
Residential       102,302       32.7%          93,445       29.4%

Real Estate-
Commercial        698,032       40.6%         769,254       40.3%

Consumer           19,937        5.4%          47,104        7.3%

Municipal Tax
Exempt Loans            0         .4%               0         .2%

Other                   0         .8%               0         .2%

Unallocated       530,988          0%           2,188          0%
               ----------      ------      ----------      ------
   Total       $2,072,523      100.0%      $2,075,316      100.0%
               ==========      ======      ==========      ======

Deposits
--------

The following table shows the average deposits and average interest rate paid for the last two years:


                             1995                      1994
                     --------------------       ------------------
                     Average      Average       Average    Average
                     Balance       Rate         Balance     Rate
                     -------      -------       -------    -------

Demand Deposits   $28,985,310      0.00%     $25,517,439    0.00%

NOW Accounts       29,631,193      1.38%      32,315,056    1.61%

Money Market
 Accounts          21,560,428      3.32%      23,144,944    2.14%

Savings Deposits   36,070,516      3.08%      42,910,260    2.55%

Time Deposits
 $100,000 and over  3,287,467      5.42%       2,675,366    3.95%

Other Time
 Deposits          29,491,197      5.58%      26,432,794    4.08%
                 ------------      -----    ------------    -----
      Total      $149,026,111      2.72%    $152,995,859    2.15%
                 ============      =====    ============    =====

As of December 31, 1995, the Bank had certificates of deposit in amounts of $100,000 and over aggregating $3,716,289. These certificates of deposit mature as follows:

           Maturity                              Amount
          ---------                              -------

  3 months or less                             $1,028,963
  Over 3 months through 6 months                  872,436
  Over 6 months through 12 months                 992,157
  Over 12 months                                  822,733
                                               ----------
                                        Total  $3,716,289
                                               ==========

Return on Equity and Assets
----------------------------

The following table summarizes various financial ratios of the Corporation for each of the last two years:

                                       Year ended December 31,
                                      ------------------------
                                      1995                1994
                                      ----                ----
Return on average total
 assets (net income divided
 by average total assets)             .87%                 .65%

Return on average
 stockholders' equity
 net income divided by
 average stockholders' equity)      11.04%                 8.93%

Dividend payout ratio
 (total declared dividends
 divided by net income)             29.43%                26.74%

Equity to assets
 (average stockholders' equity
 as a percentage of average
 total assets)                       7.90%                 7.33%


Short-term Borrowings
---------------------

The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank's business and are composed of three types. Federal funds purchased represent daily transactions which the Bank uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily reflecting existing market conditions. Another borrowing consists of the interest bearing portion of the treasury tax and loan account due to the Federal Reserve Bank. Other borrowings consisted of a term loan from Warren Five Cents Savings Bank to Beverly National Corporation. There were no short-term borrowings during 1993. The following table summarizes such short-term borrowings at December 31 for each of the years indicated:

                               Maximum                      Weighted
                               amount                       average
                               out-           Average        interest
                Balance,       standing       amount         rate
                end of         at any         out-           during
Year Ended      period         month-end      standing       period
----------      ------         ---------      --------       ------
1995             -0-              -0-         $ 15,068        6.13%

1994             -0-          $1,250,000      $665,753        8.91%

1993             -0-              -0-            -0-           -0-

ITEM 2. PROPERTIES

The Bank's main office (15,000 square feet) at 240 Cabot
Street, Beverly, Massachusetts is owned by the Bank.  The
Bank completed renovations in 1988 which has enhanced the Bank's ability to effectively serve its customer base.

The Bank's Operation Center (12,000 square feet) is located at 246 Cabot Street, immediately adjacent to the Bank's main office, and is owned by Cabot Street Realty Trust. The
Operations Center provides a loan center and an on-site item processing facility for the Bank. It is encumbered by a mortgage securing an industrial revenue bond with an outstanding balance as of December 31, 1995 of $385,627.

The Bank's South Hamilton office, built in 1991 (2,388 square feet)at 25 Railroad Avenue, South Hamilton, Massachusetts is owned by the Corporation. The office is part of a four-unit condominium. The three other units have been sold to third parties.

The Bank's Topsfield office (2,109 square feet) at 15 Main
Street, Topsfield, Massachusetts is leased by the Bank from a third party with a term that expires February 2000 and a current annual rent of $39,280.

The Bank's North Beverly Plaza office (5,127 square feet) at 63
Dodge Street, Beverly, Massachusetts is leased by the Bank from a third party with a term that expires October 1996 and a current annual rent of $33,936.

The Bank has one stand-alone, automatic teller machine which is located at Beverly Hospital, Herrick Street, Beverly, Massachusetts.

In Management's opinion, all properties occupied by the Bank are in good condition, and are adequate at present and for the foreseeable future for the purposes for which they are being used and are properly insured.


ITEM 3. LEGAL PROCEEDINGS

There are no pending material legal proceedings other than ordinary routine litigation incidental to normal business to which the Corporation or the Bank is a party or to which any of their properties are subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1995.

                              PART II
                              -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Corporation's common stock which is not actively traded and is not listed on any public exchange or the National Association of Securities Dealer's Automatic Quotation System ("NASDAQ").
Shares are traded on a sporadic workout basis between individuals.

The following table sets forth, to the best knowledge of Management the representative prices, for each quarterly period during the last two years. These prices are based on private transactions that management is aware of and transactions brokered through Advest.

                                1995*                  1994*
                                -----                  -----

Quarter ended March 31,        $15.00                 $11.67
Quarter ended June 30,          17.00                  13.67
Quarter ended Sept. 30,         17.50                  19.50
Quarter ended Dec. 31,          18.50                  19.50


*The price of the stock has been adjusted to reflect the 3 for 1 stock split effective August 15, 1994.


Capital
-------

The Beverly National Corporation Employee Stock Ownership Plan
(ESOP) established a $400,000 line with Andover Bank for the purpose of purchasing Beverly National Corporation Stock. As of
December 31, 1995 the ESOP purchased $374,354 of Beverly
National Corporation stock.

On June 29, 1994, the Corporation, the Retirement Plan for Employees of The Beverly National Bank and other investors purchased an aggregate of 38,313 shares of common stock owned by Warren Five Cents Savings Bank 144,939 shares at a purchase price of approximately $19.33 per share, (after adjusting to reflect the three for one stock split).

The Corporation purchased 64,650 shares at $19.33 per share for a total purchase price of $1,249,900. The Pension Plan purchased 15,000 shares at $19.33 per share for a total purchase price of $290,000. Other investors purchased 35,289 shares at $19.33 per share for a total purchase price of $682,254.

The Corporation purchased 64,650 shares at $19.33 which was financed by a loan from Warren Five Cents Savings Bank with a maturity date of June 29, 1995. The Corporation made a Rights Offering to current shareholders and others on September 26, 1994. The proceeds of this offering totaled $582,755. The proceeds along with internal funds and long term debt of $550,000 from First and Ocean National Bank paid off the loan at Warren Five Cents Savings Bank (see Notes Payable).

The Corporation has a $300,000 loan which it expects to repay over the next three years. This loan was reduced to $300,000 during the fourth quarter and modified to reduce the term of the loan (see Note 8). The repayment of the loan is funded through cash flow from the non-bank subsidiaries and dividends from the Bank.

For restrictions on the ability of the Bank to pay dividends to the Corporation (see Note 16).

The number of record holders of the Corporation's common stock was 408 as of March 1, 1996. The Corporation declared quarterly cash dividends and one special dividend on its outstanding common stock, which amounted to an aggredgate of $.44 quarterly dividend, $.12 special dividends per share during 1995 and $.39 per share during 1994, adjusted to reflect the 3 for 1 stock split effective August 15, 1994.


ITEM 6.

Management's Discussions and Analysis 1995 as Compared to 1994
---------------------------------------------------------------

The total assets of the Corporation as of December 31, 1995 amounted to $169,120,694 as compared to $163,218,196 in 1994.
This increase amounted to $5,902,498 or 3.6%.

The economy of the Corporation's market area is considered stable.


Regulatory Matters
------------------

In January 1995, following an examination of the Bank and based upon the Bank's improved condition and compliance, the Office of the Comptroller of the Currency ("OCC") terminated the Memorandum of Understanding which the Bank had entered into with the OCC in December 1992.


Investment Portfolio
--------------------

As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for certain Investments in Debt and Equity Securities." This resulted in new classifications of investment securities, Investments Held to Maturity, and Investments Available for Sale. The securities reported in available for sale are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. The securities reported in Securities Held to Maturity are carried at amortized cost.

Investments in Held to Maturity
-------------------------------

The investments in held to maturity totaled $33,183,718 at December 31, 1995 as compared to $47,632,024 at December 31, 1994. This is a decrease of $14,448,306 or 30.3%. U.S.
Treasury and U.S. Agency obligations totaled $32,402,473 at December 31, 1995 as compared to $46,374,054 at December 31,
1994 a decrease of $13,971,581 or 30.1%. The decrease in U.S. Treasury and Agency securities funded loan growth. The majority of investment purchases were made in the 24 to 60-month maturity range. State and municipal obligations held to maturity totaled $481,245 at December 31, 1995 as compared to $957,970 at December 31, 1994. This decrease totaled $476,725 or 49.8%.
The decrease in the state and municipal portfolio is attributed to maturing issues. Management continues the investment focus on short to medium term U.S. Treasury notes and Government agencies.

It is management's intent to hold those securities designated as held-to-maturity in the Investment Securities Portfolio until maturity. The strategic maturity spread of the portfolio includes consideration for foreseeable events and liquidity conditions.


Securities Available for Sale
-----------------------------

The balance of Investments in Available-for-Sale totaled $11,053,903 as of December 31, 1995 as compared to the balance of Securities Held for Sale which totaled $11,512,047 as of December 31, 1994. These investments are comprised of short to medium term U.S. Treasury and U.S. Government Agency Securities. These securities may be used to meet the liquidity needs of the Bank or Corporation.


Federal Funds Sold
------------------

These short-term Liquidity Loans to other commercial banks totaled $5,800,000 at December 31, 1995 in comparison to $0 at December 31, 1994. The Bank's liquidity position is adequate to cover the increased loan demand or reduction of deposits.


Loans
-----

Net Loans as of December 31, 1995 totaled $102,491,814 as compared to December 31, 1994 of $86,378,312. This increase was $16,113,502 or 18.7%.

Commercial Loans totaled $16,485,532 at December 31, 1995 as compared to $16,322,592 at December 31, 1994. This is an increase of $162,940 or 1.0%. This is attributed to increased competition for the small business credit needs. The growth in the Bank's loan portfolio has been primarily in the Real Estate

Based Portfolio.  Real estate construction loans totaled
$4,648,818 at December 31, 1995 as compared to $3,806,610 at
December 31, 1994. This is an increase of $842,208 or 22.1%, which can be attributed to both increased commercial and residential real estate construction activity. Real estate residential loans totaled $34,092,682 at December 31, 1995 as compared to $25,858,917 at December 31, 1994. This is an increase of $8,233,765 or 31.8%. Real estate commercial loans totaled $42,587,993 at December 31, 1995 as compared to $35,702,101 at December 31, 1994, representing an increase of $6,885,892 or 19.3%. Consumer loans totaled $5,593,914 at
December 31, 1995 as compared to $6,481,293 at December 31, 1994. This is a decrease of $887,379 or 13.7%. This decrease is attributable to higher underwriting standards that were established and lower demand for retail loans.

There are no industry concentrations in the Bank's loan portfolio, as the customers are broad based in the Bank's market area. The corporation is however exposed to geographic concentrations as the majority of the Bank's loan portfolio is compiled of loans collateralized by real estate located in the Commonwealth of Massachusetts.


Premises and Equipment
----------------------

Premises and equipment decreased $22,669 or .5% from $4,399,704 at December 31, 1994 to $4,377,035 December 31, 1995. This decrease can be attributed to depreciation of $394,450 which exceeded purchases of furniture equipment, consisting primarily of personal computers and communication lines, purchased for the Banks' technology upgrade and depreciation.


Deposits
--------

Deposits totaled $153,498,225 at December 31, 1995 as compared to $148,860,743 for the same period in 1994. The increase of $4,637,482 or 3.1% increase can be attributed to deposit products being priced to maintain a lower cost of funds and hold market shares. Demand deposits totaled $34,500,825 at December
31, 1995 as compared to $29,012,533 at December 31, 1994. This is an increase of $5,488,292 or 18.9%. This can be attributed to continued strong commercial deposits. The core deposit mix changed with decreases in the balance of money market accounts, NOW accounts and savings were greater than the growth of time deposits.

Notes Payable
-------------

Notes Payable totaled $685,627 at December 31, 1995 as compared to $1,035,627 at December 31, 1994, a decrease which reflects the $385,627 balance outstanding industrial revenue bond issued for Cabot Street Realty Trust and a loan from First and Ocean
National Bank in the amount of $300,000 interest only for the first year, at a rate of one half over prime rate. The principal balance of the loan was reduced to $300,000 in the fourth quarter and the term of the loan was changed to be amortized in three years (see Note 8). The Corporation expects cash flow from Cabot Street Realty Trust and dividends from the Bank to fund the repayment of the loan.


Other Liabilities
-----------------

Other Liabilities increased $375,726 or 53.9% from $696,010 at December 31, 1994 to $1,071,736 at December 31, 1995. The higher interest rate environment has increased interest payable which has increased accruals for interest payable.


Capital
-------

On June 29, 1994, the Corporation, the Retirement Plan for
Employees of The Beverly National Bank and other investors purchased an aggregate of 38,313 shares of common stock owned by Warren Five Cents Savings Bank (114,939 shares at a purchase price of approximately $19.33 per share, after adjusting to reflect the three for one stock split). The Corporation purchased
64,650 shares at $19.33 per share for a total purchase price of $1,249,900. The Pension Plan purchased 15,000 shares at $19.33 per share for a total purchase price of $290,000 and other investors purchased 35,289 shares at $19.33 per share for a total purchase price of $682,254.

The Corporation purchased 64,650 shares at $19.33 which was financed by a loan from Warren Five Cents Savings Bank with a maturity date of June 29, 1995. The Corporation made a Rights Offering to current shareholders and others on September 26, 1994. The proceeds of this offering totaled $582,755. The proceeds along with internal funds and long term debt of $550,000 from First and Ocean National Bank paid off the loan at Warren Five Cents Savings Bank (see Notes Payable).


Consolidated Statement of Income
--------------------------------

Net interest and dividend income totaled $7,481,497 for the year ended December 31, 1995 as compared to $7,550,929 for the year ended December 31, 1994. This decrease was $69,432 or .9%.
The interest income and interest expense described below created this occurrence.

Loan Income
-----------

Interest and fee's on loans totaled $8,504,806 for the year ended December 31, 1995 as compared to $7,447,170 for 1994.
This is an increase of $1,057,636 or 14.2%. The loan portfolio changed in composition during the year. Unsecured consumer loans continued to decline. However there was a significant increase in residential and commercial real estate loans in 1995. The growth of residential mortgages can be primarily attributed to the growth of variable rate mortgage loans. The growth of loan income can be based on the increased real estate production along with a reduction of non-accrual loans throughout the year.


Investment Securities Income
----------------------------

Taxable investment securities income for 1995 totaled $2,772,065 as compared $3,287,288 in 1994. This is a decrease of $515,223 or 15.7%. The average balance of taxable investments of U.S.
Treasury notes and Government agencies decreased in 1995.


Other Interest Income
---------------------

Other interest income increased $128,360 or 68.0% from $188,672 during 1994 to $317,032 during 1995. The increase is attributed to higher volumes of federal funds sold and the short-term interest rate environment.


Interest Expense
----------------

Interest expense on deposits totaled $4,058,105 for the year ended December 31, 1995 as compared to $3,294,567 for the year ended December 31, 1994. The increase between 1995 and 1994 was $763,538 or 23.2%. The increase in the interest rate environment during the year created this situation. The interest expense for short-term borrowings totaled $923 for the 12 months ending December 31, 1995. This expense reflects federal funds purchased for liquidity needs. Interest on Notes Payable totaled $96,134 for the year ended December 31, 1995 as compared to $65,455 for the year ended December 31, 1994, an increase of $30,679 or 46.8%. This situation was created by higher interest rates and a higher average balance outstanding in 1994 for borrowings of Cabot Street Realty Trust and the parent company.


Loan Loss Provision
--------------------

There were no provisions to the allowance for possible loan losses ("ALLL") during 1995 as compared to $215,000 during 1994. No provisions were warranted because of improved collateral values and improved quality throughout most of the loan portfolio. At December 31, 1995, the Corporation's allowance for possible loan losses was $2,072,523 representing 2.0% of gross loans at December 31, 1995 as compared to $2,075,316, representing a ratio of 2.4% of total loans at December 31, 1994. The decrease in this ratio reflects the growth in the loan portfolio during 1995. However, such growth was primarily in well collateralized loans, which do not warrant substantial allocations within ALLL.

Additional factors warranting the reduced provision during 1995, included management's evaluation of economic conditions including a stabilization and improvement of the local economy. Despite these positive factors, the Corporation's non-accrual loans increased to $2,374,226 at December 31, 1995 as compared to $1,811,688 at December 31, 1994. Similarly, accruing loans past due 90 days or more and still accruing increased from -0- to $736,754 at December 31, 1995. As a result, combined non-accrual loans and past due loans 90 days or more increased to $3,110,980 at December 31, 1995 as compared to $1,811,688 at December 31, 1994. However, two loans totaling $2,213,833 or 71.2% at December 31, 1995 were primarily responsible for these increases. Each of these loans are adequately collateralized and supported by appropriate specific allocations in the ALLL.

The ratio of non-performing assets to total loans, mortgages held for sale and OREO was 2.97% for December 31, 1995 as compared to 2.32% as of December 31, 1994. This increase of non-accrual loans is $562,538. The ratio of allowance for loan losses to non-performing assets equaled 66.6% at December 31, 1995 as compared to 100.1% at December 31, 1994.


A total of $78,497 loans were charged off by the Corporation during 1995 as compared to $1,148,425 charged off during the corresponding period in 1994. These charge-offs consisted primarily of loans to small businesses.


Non-Interest Income
-------------------

Non-interest income increased $207,990 or 11.9% from $1,751,337 in 1994 to $1,959,327 in 1995. This was mainly attributable to income from fiduciary accounts increased in 1995 in the amount of $129,742 or 16.5%.
Net gains on sales of OREO of $58,155 posted in 1995 as compared to net gains on sales of OREO of $1,642 in 1994 also helped create an increased non-interest income. In addition, the corporation generated service charges remained stable with a slight reduction of $2,339 and other income for 1995 increased $29,325 or 10.0% over 1994.

Other Expense
-------------

The total non-interest expense decreased $188,880 or 2.7% from $7,170,732 in 1994 to $6,981,852 in 1995. Salaries and benefits expense decreased $28,859, because of a reductions in personnel. The full-time equivalent number of employees dropped by 14 of 15.7% over the past two years. Occupancy expense increased $33,474 or 5.8%. This is attributed to write offs of wiring expense related to the corporation's prior computer system and general upkeep of premises. Equipment costs totaled $374,483 for the 12 months ending December 31, 1995 as compared to $340,298 for the same period in 1994. This increase of $34,185 or 10.0% can be attributed to upgrades of computer equipment to support the technology upgrades of both the Bank and Trust Department operating systems. The FDIC premium decreased $187,148. The variance of lower other expenses in the amount of $112,193 can be attributed to advertising, seminars, OCC fees, insurance and ATM processing fees.


Income Taxes
------------

Income tax expense totaled $1,026,700 for the year ended December
31, 1995 as compared to $819,963 in 1994. This increase reflects the increase of taxable income.


Change In Accounting Method for Income Taxes
--------------------------------------------

There were no changes in accounting method for income taxes in 1995 and 1994. Effective January 1, 1993, the Corporation adopted SFAS No. 109 "Accounting for Income Taxes". The adoption of this method resulted in the recognition of an additional deferred income tax asset of $96,270 which has been reported in 1993 income as the cumulative effect of an accounting change.


Net Income
----------

Net income was $1,432,272 for 1995 as compared to $1,096,571 for 1994, which is an increase of $335,701 or 30.6%.


Capital Resources
-----------------

As of December 31, 1995, the Corporation had total capital in the amount of $13,470,752 as compared with $12,500,816 at December 31, 1994, which represents an increase of $969,936 or 7.8% (see capital Note 16). The capital ratios of the Corporation and the Bank exceed applicable regulatory requirements.

Banks are generally required to maintain a Tier 1 capital at a level equal to or greater than 4.0% to their adjusted total assets. As of December 31, 1995, the Bank's Tier 1 capital amounted to 7.12% of total assets (see Capital Note 16). Banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At December 31, 1994, the Bank's ratio of risk based capital to risk weighted assets amounted to 11.24% for Tier 1 and 12.59% for total capital, which satisfies the applicable risk based capital requirements.


Liquidity
---------

The primary function of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains a securities available-for-sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $16,843,430 or 37.9% at December 31, 1995 of the investment securities portfolio, and $17,365,246 at December 31, 1994, representing 29.3% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity.

The Corporation's goal is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year of less than 10% of Total Earning Assets. The Corporation believes that it is successfully managing its interest rate risk. Listed below is a gap analysis by repricing date or maturity.

Gap Analysis
------------

 (In Thousands)       0-31     1-3       3-6       6-12      1-5     Over 5
                      Days    Months    Months    Months    Years    Years
                      ----    ------    ------    ------    -----    ------

ASSETS

Investments        $ 7,464   $ 3,027   $ 3,997   $10,686   $ 7,710    $398
Investments-
 Available for Sale  3,121     1,000         0     2,014     5,019       0
Fed Funds Sold       5,800         0         0         0         0       0
Total Loans         14,599     3,095     3,742    10,243    37,253  35,731
Mortgages Held
 for Sale              124         0         0         0         0       0

Total Earning      -------    ------     -----    ------    ------  ------
Assets              31,108     7,122     7,739    22,943    49,982  36,129
                   -------    ------     ------   ------    ------  ------

LIABILITIES
-----------

Non-interest
 bearing Deposits        0         0         0         0        0   34,501
Savings                  0         0    22,985         0   11,316        0
NOW Accounts             0         0    10,004         0   20,312        0
Money Market
 Accounts           19,271         0         0         0        0        0
Time Deposits
 $100,000 and over     621       408       872       992      823        0
Other time deposits  3,345     5,040     5,697     7,885    9,419        8
                    ------     -----    ------     -----   ------   ------
Total Deposits      23,237     5,448    39,558     8,877   41,870   34,509

Borrowings               0         0         0       300      386        0

Total Deposits &    ------     -----    ------     -----   ------   ------
 Borrowing          23,237     5,448    39,558     9,177   42,256   34,509
                    ------     -----    ------     -----   ------   ------

Net Asset
 (Liability) Gap     7,871     1,674   (31,819)   13,766    7,726    1,620

Cumulative Gap     $ 7,871   $ 9,545  $(22,274)  $(8,508)  $ (782)     838

% Cumulative Gap     5.08%     6.16%   (14.37%)   (5.49%)   (.50%)    .54%


The assumptions used to develop this analysis include the following:

   - Investments were accumulated by maturity or call dates.

   - Loans were accumulated by earliest repricing date or maturity.

   - Deposits or borrowings were accumulated by earliest repricing date or maturity.

Historically, the overall liquidity of the Corporation has been enhanced by a high-level of core deposits. Maintaining an ability to acquire time deposits, money market certificates, and money market fund accounts are a key to assuring liquidity. This involves maintenance of an appropriate maturity distribution of purchased funds as well as diversification of sources through various money markets. Management believes that the liquidity of the Bank is sufficient to meet future needs. In addition, the Bank is subject to Regulation D of the Federal Reserve Board which requires depository institutions to maintain reserve balances on deposit with the Federal Reserve Bank based on certain average depositor balances. The Bank is in compliance with such requirement.


ITEM  7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statement Schedules
     ---------------------------------------------------

     The following consolidated financial statement schedules for the year ended December 31, 1995 are hereby incorporated by reference.

            Description                        Page Reference
            -----------                        --------------
Consolidated Balance Sheets at
  December 31, 1995 and 1994                                 FS2

Consolidated Statements of Income for
  the years ended December 31, 1995,
  1994 and 1993                                              FS3 - FS4

Consolidated Statements of Changes in
  Stockholders' Equity for the years
  ended December 31, 1995, 1994 and 1993                     FS5

Consolidated Statements of Cash Flow for
  the years ended December 31, 1995, 1994 and 1993           FS6 - FS7


Notes to Consolidated Financial Statements
for the years ended 1995, 1994 and 1993 including:           FS8 - FS29

  Parent Company only Balance Sheets at
  December 31, 1995 and 1994                                 FS30

  Parent Company only Statements of Income for
  the years ended December 31, 1995, 1994 and 1993           FS31

  Parent Company only Statements of Changes in
  Stockholders' Equity for the years
  ended December 31, 1995, 1994 and 1993                     FS33

  Parent Company only Statements of Cash Flows
  for the years ended December 31, 1995, 1994 and 1993       FS32 - FS33

The Board of Directors and Stockholders Beverly National
Corporation Beverly, Massachusetts

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Beverly National Corporation and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly National Corporation and Subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial
Accounting Standards No. 106 "Employers' Accounting for
Postretirement Benefits Other Than Pension," effective for the year ended December 31, 1993.

As discussed in Notes 2 and 9 to the consolidated financial statements, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," effective January 1, 1993.

As discussed in Note 2 to the consolidated financial statements, the Bank adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994.

SHATSWELL, MacLEOD & COMPANY, P.C. West Peabody, Massachusetts
January 11, 1996
                               FS1

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
December 31, 1995 and 1994

ASSETS                                        1995           1994
Cash and due from banks                $    9,294,959    $10,031,837
Federal funds sold                          5,800,000
Investments in available-for-sale
 securities  (at fair value)(Note 3)       11,153,903     11,512,047
Investments in held-to-maturity
 securities (fair values of $33,232,340
 as of December 31, 1995 and $45,885,636
 as of December 31, 1994) (Note 3)         33,183,718     47,632,024
Federal Reserve Bankstock, at cost             97,500         97,500
Loans, net of the allowance for possible
 loan losses of $2,072,523 and
 $2,075,316, respectively (Note 4)        102,491,814     86,378,312
Mortgages held for sale                       123,663        177,819
Premises and equipment (Note 5)             4,377,035      4,399,704
Other real estate                                            232,000
Accrued interest receivable                 1,204,582      1,387,996
Other assets                                1,393,520      1,368,957
                                         ------------   ------------
                                         $169,120,694   $163,218,196
                                         ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 6)                        $153,498,225   $148,860,743
Notes payable (Note 8)                        685,627      1,035,627
Employee Stock Ownership Plan
 loans (Note 11)                              394,354        125,000
Other liabilities                           1,071,736        696,010
                                         ------------   ------------
Total liabilities                         155,649,942    150,717,380
                                         ------------   ------------
Commitments and contingent liabilities (Notes 13 and 14)
Stockholders' equity:
Preferred stock, $2.50 par value per share; 300,000
 shares authorized; issued and outstanding none
Common stock, par value $2.50 per share; authorized
 2,500,000 shares in 1995 and 1,000,000 shares in 1994;
 issued 791,349 shares as of December 31, 1995 and
 791,349 shares as of December 31, 1994; outstanding,
 751,172 shares as of December 31, 1995 and
 754,172 shares as of December 31, 1994     1,978,373      1,978,373
Paid-in capital                             4,380,219      4,380,219
Retained earnings                           8,304,831      7,294,056
Treasury stock, at cost (40,177 shares
 as of December 31, 1995 and  37,177
 shares as of December 31, 1994)             (744,619)      (695,119)
Unearned Compensation - Employee Stock
 Ownership Plan (Note 11)                    (394,354)      (125,000)
Net unrealized holding loss on available-
 for-sale securities(Notes 2 and 3)           (53,698)      (331,713)
                                         ------------   ------------
Total stockholders' equity                 13,470,752     12,500,816
                                         ------------   ------------
                                         $169,120,694   $163,218,196
                                         ============   ============
The accompanying notes are an integral part of these consolidated financial statements.
                               FS2

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF INCOME
Years Ended December 31, 1995, 1994 and 1993

                                       1995          1994        1993
Interest and dividend income:
Interest and fees on loans         $ 8,504,806   $ 7,447,170  $ 7,866,119
Interest and dividends on
 investment securities:
 Taxable                             2,772,065     3,287,288    3,276,411
 Tax-exempt                             42,756        47,114       63,771
Other interest                         317,032       188,672      139,228
                                   -----------   -----------  -----------
Total interest and dividend income  11,636,659    10,970,244   11,345,529
                                   -----------   -----------  -----------

Interest expense:
Interest on deposits (Note 6)        4,058,105     3,294,567    3,913,231
Interest on short-term borrowings
 (Note 7)                                  923        59,293
Interest on notes payable (Note 8)      96,134        65,455       40,136
                                   -----------   -----------  -----------
Total interest expense               4,155,162     3,419,315    3,953,367
                                   -----------   -----------  -----------
Net interest and dividend income     7,481,497     7,550,929    7,392,162
Provision for loan losses (Note 4)                   215,000      650,000
                                   -----------   -----------  -----------
Net interest and dividend income
 after provision for loan losses     7,481,497     7,335,929    6,742,162
                                   -----------   -----------  -----------

Other income:
Income from fiduciary activities       918,471       788,729      779,689
Service charges on deposit accounts    416,149       418,488      399,372
Other deposit fees                     242,489       247,740      222,442
Gain on sales of other real estate
 owned, net                             58,155         1,642       19,733
Other income                           324,063       294,738      441,137
                                   -----------   -----------  -----------
Total other income                   1,959,327     1,751,337    1,862,373
                                   -----------   -----------  -----------

Other expense:
Salaries and employee benefits
 (Notes 11 and 12)                   4,004,874     4,033,733    3,866,178
Occupancy expense                      606,840       573,366      613,568
Equipment expense                      374,483       340,298      325,990
Data processing fees                   320,409       263,916      250,782
Investment securities losses, net        6,811         2,648
F.D.I.C. insurance premium             194,495       381,643      359,727
Stationary and supplies                141,943       130,938      142,739
Other expense                        1,331,997     1,444,190    1,366,040
                                   -----------   -----------  -----------
Total other expense                  6,981,852     7,170,732    6,925,024
                                   -----------   -----------  -----------


                                   FS3

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF INCOME
Years Ended December 31, 1995, 1994 and 1993 (continued)

                                       1995           1994         1993
Income before income taxes and
 cumulative effect of change in
 accounting principle               2,458,972      1,916,534     1,679,511
Income taxes (Note 9)               1,026,700        819,963       675,200
                                 ------------   ------------   -----------
Income before cumulative effect of
 change in accounting principle 1,432,272 1,096,571 1,004,311 Cumulative effect of change in method of accounting for income
 taxes (Note 2)                                                     96,270
                                 ------------   ------------  ------------
Net income                       $  1,432,272   $  1,096,571  $  1,100,581
                                 ============   ============  ============

Earnings per share (Note 18):
Primary shares outstanding            757,884        738,584       784,422
                                 ============   ============  ============
Income before cumulative effect
 of change in accounting
 principle                       $       1.89   $       1.48  $       1.28
Cumulative effect of change in
 method of accounting for
 income taxes (Note 2)                                                 .12
                                 ------------   ------------  ------------
 Net income per share            $       1.89   $       1.48  $       1.40
                                 ============   ============  ============
Fully diluted shares outstanding      767,762        762,663       784,422
                                 ============   ============  ============
Income before cumulative effect
 of change in accounting
 principle                       $       1.87   $       1.44  $       1.28
Cumulative effect of change in
 method of accounting for
 income taxes (Note 2)                                                 .12
                                 ------------   ------------  ------------
Net income per share             $       1.87   $       1.44  $       1.40
                                 ============   ============  ============

Earnings per share for 1993 have been reduced to reflect the effect of the 1994 stock split.

The accompanying notes are an integral part of these consolidated financial statements.





                               FS4

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1995, 1994 and 1993
                                                                                             Net Unrealized
                                                                                              Holding Gain
                                                                                 Unearned      (Loss) On
                                   Common    Paid-in    Retained     Treasury  Compensation	 Available-For-
                                   Stock     Capital    Earnings       Stock       ESOP      Sale Securities     Total
Balance, December 31, 1992     $  659,458  $5,759,415  $5,693,424    $(88,155)  $(160,000)   $                $11,864,142
Net income                                              1,100,581                                               1,100,581
Unearned compensation payment                                                      40,000                          40,000
Dividends declared ($.39
 per share) (Note 18)                                    (303,310)                                               (303,310)
                               ----------  ----------  ----------  -----------  ----------   ------------     ------------
Balance, December 31, 1993	       659,458   5,759,415   6,490,695     (88,155)   (120,000)                     12,701,413
Net income                                              1,096,571                                               1,096,571
Unearned compensation payment                                                      60,000                          60,000
Unearned compensation increase                                                    (65,000)                        (65,000)
Dividends declared ($.39
 per share) (Note 18)                                    (293,210)                                               (293,210)
Purchase of treasury stock                                         (1,250,000)                                 (1,250,000)
Stock split (3 for 1)
 (Note 18)                      1,318,915  (1,318,915)
Sale of treasury stock                        (60,281)                643,036                                     582,755
Net unrealized holding gain
 on adoption of SFAS No. 115
 as of January 1, 1994
 (Notes 2 and 3)                                                                                  32,995           32,995
Net change in unrealized
 holding gain on available-
 for-sale securities                                                                            (364,708)        (364,708)
                               ----------  -----------  ---------  -----------  ---------     -----------     -----------
Balance, December 31, 1994      1,978,373   4,380,219   7,294,056    (695,119)   (125,000)      (331,713)      12,500,816
Net income                                              1,432,272                                               1,432,272
Unearned compensation payment                                                      40,000                          40,000
Unearned compensation increase                                                   (309,354)                       (309,354)
Dividends declared ($.56
 per share) (Note 18)                                    (421,497)                                               (421,497)
Purchase of treasury stock                                            (49,500)                                    (49,500)
Net change in unrealized
 holding loss on available-
 for-sale securities                                                                             278,015          278,015
                               ----------  ----------  ----------   ----------  ----------    -----------     -----------
Balance, December 31, 1995     $1,978,373  $4,380,219  $8,304,831   $(744,619)  $(394,354)     $ (53,698)     $13,470,752
                               ==========  ==========  ==========   ==========  ==========    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  FS5

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995, 1994 and 1993

                                           1995        1994         1993

Cash flows from operating activities:
  Net income                           $1,432,272   $1,096,571   $1,100,581
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Net decrease in mortgages
     held-for-sale                          3,776      576,290    1,448,266
    Net decrease in securities
     held-for-sale                                                  932,344
    Gain on sales of other real estate
     owned,  net                          (58,155)      (1,642)     (19,733)
    Write downs of other real estate
     owned                                 17,808                    42,000
    Write down of fixed assets              7,404       74,500       44,575
    Change in prepaid interest              3,933        3,933        3,933
    Depreciation and amortization         394,450      382,813      386,026
    Provision for loan losses                          215,000      650,000
    Deferred tax expense (benefit)        (35,081)     292,372     (105,138)
    Increase (decrease) in taxes payable  149,637     (360,472)     245,003
    Cumulative effect of change in
     method of accounting for
     income taxes                                                   (96,270)
    Decrease in interest receivable       183,414      159,141       11,082
    Increase (decrease) in interest
     payable                              126,244       (9,150)     (52,311)
    Increase in accrued expenses          135,417       69,054      227,521
    Increase in prepaid expenses         (208,453)     (78,038)     (51,413)
    Amortization (accretion) of
     investment securities, net          (104,077)     248,697      460,417
    (Gain) loss on sales of assets, net      (400)       6,621
    Investment securities losses, net       6,811        2,648
    Change in deferred loan costs          56,853       27,017      (49,184)
    Change in unearned income                (245)      (7,545)     (42,010)
                                       -----------  -----------  -----------
Net cash provided by operating
 activities                             2,111,608    2,697,810    5,135,689
                                       -----------  -----------  -----------

Cash flows from investing activities:
  Purchases of available-for-sale
   securities                          (5,283,781)  (4,121,719)
  Proceeds from sales of available
   -for-sale securities                 5,204,906      175,000
  Proceeds from maturities of
   available-for-sale securities        1,000,000    2,000,000
  Purchases of held-to-maturity
   securities                          (8,009,063) (17,863,887)
  Proceeds from maturities of
   held-to-maturity securities         22,368,720   24,319,375
  Proceeds from maturities of
   investment securities                                         12,555,000
                                 FS6

  Proceeds from sales of
   investment securities                                            190,725
  Purchases of investment securities                            (22,770,547)
  Proceeds from sales of other real
   estate owned                           329,157       89,100      256,733
  Net (increase) decrease in loans    (16,252,244)  (4,785,009)   5,583,763
  Capital expenditures                   (379,225)     (76,306)    (240,573)
  Recoveries of previously charged
   -off loans                              75,704      244,212      189,734
  Increase in other liabilities            24,466        3,638        4,802
  (Increase) decrease in federal
   funds sold                          (5,800,000)   1,900,000    3,500,000
  Increase in other assets                (34,192)     (86,229)     (39,695)
  Proceeds from sales of fixed assets         440      189,328
                                       -----------  -----------   ----------
Net cash provided by (used in)
 investing activities                  (6,755,112)   1,987,503     (770,058)
                                       -----------  -----------   ----------


BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995, 1994 and 1993 (continued)

                                           1995          1994       1993

Cash flows from financing activities:
  Proceeds from sales of treasury stock                582,755
  Purchases of treasury stock             (49,500)  (1,250,000)
  Net increase (decrease) in demand
   deposits, NOW, money market and
   savings accounts                    (2,811,633)     287,770   (1,716,157)
  Net increase (decrease) in time
   deposits                             7,449,115   (2,020,920)  (3,215,013)
  Repayment of notes payable             (450,000)    (100,000)    (100,000)
  Proceeds from notes payable             100,000      550,000
  Dividends paid                         (331,356)    (293,210)    (303,310)
                                       -----------  -----------  -----------
Net cash provided by (used in)
 financing activities                   3,906,626   (2,243,605)  (5,334,480)
                                       -----------  -----------  -----------
Net increase (decrease) in cash
 and cash equivalents                    (736,878)   2,441,708     (968,849)
Cash and cash equivalents at
 beginning of year                     10,031,837    7,590,129    8,558,978
                                      ------------  -----------  -----------
Cash and cash equivalents at
 end of year                          $ 9,294,959  $10,031,837  $ 7,590,129
                                      ============ ============ ============

Supplemental disclosures:
  Loans transferred to other real
  estate owned                           $616,810     $417,000     $621,708
Loans originated for sales of
  other real estate owned                $560,000     $554,400     $227,000
Investment securities transferred
  to securities held for sale                                    $3,009,259
Mortgages held-for-sale transferred
  to loans                                $50,380   $2,842,732     $330,192
Available-for-sale securities
  transferred to held-to-maturity
  securities                                        $1,998,275
Held-to-maturity securities
  transferred to available-for-sale      $100,000
Interest paid                          $4,028,918   $3,428,465   $4,005,678
Income taxes paid                        $912,144     $888,063     $535,335

The accompanying notes are an integral part of these consolidated financial statements.
                             FS7

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED
FINANCIAL STATEMENTS
Years Ended December 31, 1995, 1994 and 1993

NOTE 1 - NATURE OF OPERATIONS Beverly National Corporation (Corporation) is a state chartered corporation that was organized in 1984 to become the holding company of Beverly National Bank (Bank). The Corporation's primary activity is to act as the holding company for the Bank. The Bank is a federally chartered bank, which was incorporated in 1802 and is headquartered in Beverly, Massachusetts. The Bank operates its business from four banking offices located in Massachusetts.
The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and real estate loans, and in consumer and small business loans.

NOTE 2 - ACCOUNTING POLICIES The accounting and reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles and predominant practices within the banking industry. The consolidated financial statements of the Corporation were prepared using the accrual basis of accounting with the exception of fiduciary activities and certain minor sources of income which are reflected on a cash basis. The results of these activities do not differ materially from those which would result using the accrual method. The significant accounting policies of the Corporation and its subsidiaries are summarized below to assist the reader in better understanding the financial statements and other data contained herein.

PERVASIVENESS OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, the Bank, Cabot Street Realty Trust and 86 Bay Road Realty Trust. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items and due from banks.
                               FS8

INVESTMENT SECURITIES, IN GENERAL: Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed on the straight-line method which has substantially the same effect as using the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

INVESTMENT SECURITIES, AFTER THE ADOPTION OF SFAS NO. 115: As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Statement establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. SFAS No. 115 requires that the Corporation classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. This security classification may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Corporation has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

 -- Held-to-maturity securities are measured at amortized cost in the balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are disclosed in the notes to the financial statements.

 -- Available-for-sale securities are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

 -- Trading securities are carried at fair value on the balance sheet. Unrealized holding gains and losses for trading securities are included in earnings. As the Corporation had no trading securities as of January 1, 1994, there was no impact to the Corporation's earnings upon the adoption of the statement.

INVESTMENT SECURITIES, PRIOR TO THE ADOPTION OF SFAS NO. 115:
Investments in debt securities are those securities which the Corporation has the ability to hold to maturity and the intent to hold on a long-term basis or until maturity. Investments in debt securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, are classified as held for sale and are carried at the lower of cost or market value.
                          FS9

LOANS: Loans, as reported, have been reduced by amounts due to borrowers on unadvanced loans, net deferred loan fees and the allowance for possible loan losses.

Interest on loans is generally recognized on a simple interest basis. Interest on loans is not generally accrued when loans become 90 days or more overdue.

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Corporation is generally amortizing these amounts over the contractual life of the related loans.

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances reduced by any charge-offs or specified valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Cash receipts of interest income on impaired loans is credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as nterest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

ALLOWANCE FOR POSSIBLE LOAN LOSSES: An allowance is available for losses which may be incurred in the future on loans in the current portfolio. The allowance is increased by provisions charged to current operations and is decreased by loan losses, net of recoveries. The provision for loan losses is based on management's evaluation of current and anticipated economic conditions, changes in the character and size of the loan portfolio, and other indicators. The balance in the allowance for possible loan losses is considered adequate by management to absorb any reasonably foreseeable loan losses.

As of January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118.
According to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Statement requires that impaired loans be measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.
                          FS10

The Statement is applicable to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and convertible or nonconvertible debentures and bonds and other debt securities.

The financial statement impact of adopting the provisions of this Statement was not material.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets.

MORTGAGES: Mortgages held-for-sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is estimated based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Net unrealized losses are provided for in a valuation allowance by charges to operations.

Interest income on loans held-for-sale is accrued currently and classified as interest on loans.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES: Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or fair value less estimated costs to sell. Any write down from cost to fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for possible loan losses. Expenses incurred in connection with maintaining these assets, subsequent write downs and gains or losses recognized upon sale are included in other expense.

Beginning in 1995, in accordance with Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan," the Corporation classifies loans as in-substance repossessed or foreclosed if the Corporation receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

FAIR VALUES OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Corporation disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Corporation in estimating its fair value disclosures are as follows:
                         FS11

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and federal funds sold approximate those assets' fair values.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated by discounting the future cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

Deposit liabilities: The fair values disclosed for demand deposits, regular savings, NOW accounts, and money market accounts are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

INCOME TAXES: Effective January 1, 1993, the Corporation recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Corporation's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The adoption of this method as of January 1, 1993 resulted in the recognition of an additional deferred income tax asset of $96,270 which has been reported in 1993 income as the cumulative effect of an accounting change.

Prior to January 1, 1993, the Corporation recognized income taxes under the deferred method. Under this method, annual income tax expense was matched with pretax accounting income by providing deferred taxes at current tax rates for timing differences between income reported for accounting purposes and that reported for tax purposes.
                         FS12

NOTE 3 - INVESTMENTS IN SECURITIES

Investments in available-for-sale securities are carried at fair value on the balance sheet and are summarized as follows as of
December 31, 1995:
                                             Gross       Gross
                                Amortized  Unrealized  Unrealized
                                  Cost       Holding     Holding      Fair
                                  Basis      Gains       Losses       Value

Debt securities issued by the
 U.S. Treasury and other U.S.
 government corporations
 and agencies                 $11,070,812   $41,617    $58,526   $11,053,903
Debt securities issued by
 states of the United States
 and political subdivisions
 of the states                    100,000                            100,000
                              -----------   -------    -------   -----------
                              $11,170,812   $41,617    $58,526   $11,153,903
                              ===========   =======    =======   ===========

Information about the contractual maturities of investments in debt securities classified as available-for-sale is summarized as follows as of December 31, 1995:

                                               Amortized
                                                 Cost             Fair
                                                 Basis            Value

Due within one year                          $ 2,073,295     $ 2,086,140
Due after one year through five years          8,997,517       8,967,763
Due after ten years                              100,000         100,000
                                             -----------     -----------
                                             $11,170,812     $11,153,903
                                             ===========     ===========

During 1995, proceeds from sales of available-for-sale securities amounted to $5,204,904. Gross realized gains and gross realized losses on those sales amounted to $5,358 and $8,927, respectively.

In 1995, the Corporation transferred at fair value a municipal debt security classified as held-to-maturity to a security classified as available-for-sale. There was no unrealized holding gain or loss at the date of transfer. The transfer was a result of a reassessment of the appropriateness of the classification of all securities held as of December 31, 1995. In accordance with a special report of the Financial Accounting Standards Board regarding SFAS No. 115 this transfer will not call into question the intent of the Corporation to hold other debt securities to maturity in the future.
                              FS13

Investments in available-for sale securities are carried at fair value on the balance sheet and are summarized as follows
as of December 31, 1994:                          Gross
                                  Amortized     Unrealized
                                    Cost          Holding       Fair
                                    Basis         Losses        Value
Debt securities issued by the
 U.S. Treasury and other U.S.
 government corporations
 and agencies                    $11,982,140     $470,093    $11,512,047
                                 ===========     ========    ===========

During 1994, proceeds from sales of available-for-sale securities amounted to $175,000. There were no gross realized gains or gross realized losses on those sales.

The adoption of SFAS No. 115 as of January 1, 1994 had the following effect on the consolidated financial statements for the year ended December 31, 1994:

Addition to stockholders' equity:
  Net unrealized holding gain on available-for-sale securities     $57,161
  Less tax effect                                                   24,166
                                                                   -------
     Net effect                                                    $32,995
                                                                   =======

In 1994, subsequent to the adoption of SFAS No. 115 as of January 1, 1994, certain available-for-sale securities were transferred at fair value from the category available-for-sale to the category held-to-maturity. The net unrealized holding losses on such securities are $104,565 and that amount less the tax effect of $44,206 is included in the separate component of stockholders' equity as of December 31, 1994.

Investments in held-to-maturity securities are carried at amortized cost on the balance sheet and are summarized as follows as of December 31, 1995:

                                             Gross       Gross
                                Amortized  Unrealized  Unrealized
                                  Cost       Holding    Holding     Fair
                                  Basis      Gains      Losses      Value

Debt securities issued by the
 U.S. Treasury and other U.S.
 government corporations
 and agencies                 $32,402,473   $ 95,704   $93,340   $32,404,837
Debt securities issued by
 states of the United States
 and political subdivisions
 of the states                    481,245      5,749                 486,994
Debt securities issued by
 foreign governments              300,000     40,509                 340,509
                              -----------   --------   -------   -----------
                              $33,183,718   $141,962   $93,340   $33,232,340
                              ===========   ========   =======   ===========
                                    FS14

Information about the contractual maturities of investments in debt securities classified as held-to-maturity is summarized as follows as of December 31, 1995:

                                            Amortized
                                              Cost              Fair
                                              Basis             Value

Due within one year                        $14,757,290       $14,725,916
Due after one year through five years       18,126,428        18,165,915
Due after five years through ten years         300,000           340,509
                                           -----------       -----------
                                           $33,183,718       $33,232,340
                                           ===========       ===========

Investments in held-to-maturity securities are carried at amortized cost on the balance sheet and are summarized as follows as of December 31, 1994:

                                             Gross       Gross
                                Amortized  Unrealized  Unrealized
                                  Cost       Holding     Holding      Fair
                                  Basis      Gains       Losses       Value

Debt securities issued by the
 U.S. Treasury and other U.S.
 government corporations
 and agencies                 $46,374,054   $ 7,365  $1,766,073   $44,615,346
Debt securities issued by
 states of the United States
 and political subdivisions
 of the states                    957,970    16,223                   974,193
Debt securities issued by
 foreign governments              300,000                 3,903       296,097
                              -----------   -------  ----------   -----------
                              $47,632,024   $23,588  $1,769,976   $45,885,636
                              ===========   =======  ==========   ===========

Proceeds from sales of investments in debt securities during 1993 were $190,725. There were no realized gains or losses from those sales.

There were no sales or realized gains or losses recorded on securities held-for-sale during 1993.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 1995.

A total par value of $16,100,000 and $13,600,000 was pledged to secure treasury tax and loan, trust funds and public funds on deposit at December 31, 1995 and 1994, respectively.

                          FS15

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

                                                1995           1994

Commercial, financial and agricultural     $16,485,532     $16,322,592
Real estate - construction and land
 development                                 4,648,818       3,806,610
Real estate - residential                   34,092,682      25,858,917
Real estate - commercial                    42,587,993      35,702,101
Consumer                                     5,593,914       6,481,293
Other                                        1,252,342         322,447
                                          ------------     -----------
                                           104,661,281      88,493,960
Allowance for possible loan losses          (2,072,523)     (2,075,316)
Deferred loan fees, net                        (96,940)        (40,087)
Unearned income                                     (4)           (245)
                                          ------------     -----------
Net loans                                 $102,491,814     $86,378,312
                                          ============     ===========

Information with respect to nonaccrual and past due loans is as follows as of December 31:

                                               1995             1994

Nonaccrual loans                            $2,374,226       $1,811,688
Accruing loans past due 90 days or more        736,754
                                            ----------       ----------
                                            $3,110,980       $1,811,688
                                            ==========       ==========

There were no accruing loans past due 90 days or more as of December 31, 1994.

The amount of interest income recorded during 1995, 1994 and 1993 on nonaccrual loans outstanding as of December 31, 1995, 1994 and 1993 amounted to $16,593, $60,716 and $53,807, respectively. Had the nonaccrual loans performed under their original terms, the amount recorded would have been $190,312, $195,598 and $511,074 in 1995, 1994 and 1993, respectively.

Certain directors and executive officers of the Corporation and companies in which they have significant ownership interest were customers of the Corporation during 1995. Total loans to such persons and their companies amounted to $583,036 as of December 31, 1995 and $467,919 as of December 31, 1994. During 1995
principal payments and advances totaled $40,883 and $156,000, respectively.
                                FS16

Changes in the allowance for possible loan losses were as
follows for the years ended December 31:
                                              1995         1994        1993

Balance at beginning of period            $2,075,316    $2,764,529  $2,555,204
Loans charged off                            (78,497)   (1,148,425)   (630,409)
Provision for loan losses                                  215,000     650,000
Recoveries of loans previously charged off    75,704       244,212     189,734
                                          ----------    ----------   ---------
Balance at end of period                  $2,072,523    $2,075,316  $2,764,529
                                          ==========    ==========  ==========

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is
as follows as of December 31, 1995:
                                              Recorded        Related
                                             Investment      Allowance
                                             In Impaired     For Credit
                                                Loans          Losses
Loans for which there is a related
 allowance for credit losses                $1,945,167       $400,000
Loans for which there is no related
 allowance for credit loss                      24,819
                                            ----------       --------
Totals                                      $1,969,986       $400,000
                                            ==========       ========
Average recorded investment in impaired
 loans during the year ended
 December 31, 1995                          $1,118,454
                                            ==========
Related amount of interest income
 recognized during the time,in
 the year ended December 31, 1995,
 that the loans were impaired               $   20,539
                                            ==========
Total recognized                            $   20,539
                                            ==========
Amount recognized using a cash-basis
 method of accounting                       $        0
                                            ==========


NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

                                                 1995           1994

Land                                        $  421,077     $  421,077
Buildings                                    4,403,652      4,449,724
Furniture and equipment                      1,622,289      1,472,905
Leasehold improvements                         507,258        617,089
                                            ----------     ----------
                                             6,954,276      6,960,795
Accumulated depreciation and amortization   (2,577,241)    (2,561,091)
                                            ----------     ----------
                                            $4,377,035     $4,399,704
                                            ==========     ==========
                       FS17

Depreciation and amortization expense amounted to $394,450, $382,813 and $386,026 for the years ended December 31, 1995, 1994 and 1993, respectively.


NOTE 6 - DEPOSITS

The carrying amounts of deposits consisted of the following as of December 31:

                                      1995            1994

Demand                           $ 34,500,825    $ 29,012,533
Regular savings                    34,300,913      40,929,159
NOW accounts                       30,316,353      30,548,473
Money market accounts              19,271,207      20,710,766
Time deposits                      35,108,927      27,659,812
                                 ------------    ------------
                                 $153,498,225    $148,860,743
                                 ============    ============

As of December 31, 1995 and 1994 the amounts of time deposits of $100,000 and over were $3,716,289 and $2,475,216, respectively.

Interest on deposits classified by type is as follows for the years ended December 31:

                                 1995         1994         1993


Regular savings              $1,112,693   $1,095,967   $1,306,479
NOW accounts                    497,670      518,790      595,876
Money market accounts           714,734      495,312      694,258
Time deposits                 1,733,008    1,184,498    1,316,618
                             ----------   ----------   ----------
                             $4,058,105   $3,294,567   $3,913,231
                             ==========   ==========   ==========


NOTE 7 - SHORT-TERM BORROWINGS

The Bank engages in certain borrowing agreements throughout the year. These are ordinary consequences of bank business and are composed of two types. Federal funds purchased represent daily transactions which the Bank uses to manage its funds and liquity position to comply with regulatory requirements. Interest rates fluctuate daily reflecting existing market conditions. Other borrowings consisted of a term loan from Warren Five Cents Savings Bank to Beverly National Corporation which was paid off in 1994. There were no short-term borrowings during 1993.

                          FS18

Information relating to average borrowings, interest paid and average rates paid is as follows for the years ended December 31:

                                   1995             1994
Average borrowings:
  Federal funds purchased         $15,068         $ 35,616
  Other borrowings                                 630,137
                                  -------         --------
                                  $15,068         $665,753
                                  =======         ========
Interest paid:
  Federal funds purchased         $   923         $  2,106
  Other borrowings                                  57,187
                                  -------         --------
                                  $   923         $ 59,293
                                  =======         ========
Average borrowing rates:
  Federal funds purchased            6.13%            5.91%
  Other borrowings                                    9.08%
  Weighted average                   6.13%            8.91%

There were no short-term borrowings
 outstanding at any month end during 1995.

Maximum amount outstanding at
 any month's end during 1994:
  Other borrowings                              $1,250,000

The average borrowing rate was arrived at by dividing the actual interest expense related to the borrowing by the average daily balance of the outstanding borrowings.


NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following as of December 31:

                                              1995          1994
Term loan, maturing on January 1, 1999.
 Interest payable at the First & Ocean
 National Bank's base rate                 $300,000    $  550,000

Industrial Revenue Bond, due in equal
 annual payments until June 30,1995
 and a balloon payment due June 30, 2000.
 Interest payable at94.11% of the Bank
 of Boston prime rate                       385,627       485,627
                                           --------    ----------
                                           $685,627    $1,035,627
                                           ========    ==========

The term loan was issued to Beverly National Corporation on December 29, 1994. The loan was granted by First & Ocean
National Bank. The balance as of December 31, 1995 is due and payable in three consecutive annual installments of principal, each in the amount of $100,000, beginning January 1, 1997 and continuing on the same day of each of the next two succeeding years.

                               FS19

The Industrial Revenue Bond was issued to Cabot Street Realty
Trust on August 1, 1985 in order to purchase property and finance renovations. The Bond was issued by the Bank of Boston and was reduced by annual payments of $100,000. Annual payments continued until June 30, 1995. The Corporation will continue to pay interest quarterly on the outstanding principal balance until June 30, 2000 when the remaining $385,627 in principal will be due.

Interest expense on notes payable for the years ended December 31, 1995, 1994 and 1993 totaled $96,134, $65,455, and $40,136, respectively.


NOTE 9 - INCOME TAXES

As discussed in Note 2, effective January 1, 1993, the
Corporation adopted Statement of Financial Accounting Standard
No. 109, "Accounting for Income Taxes."

The components of the income tax expense are as follows for the years ended December 31:

                                1995        1994        1993
Current:
  Federal                  $  731,021    $328,931    $527,218
  State                       330,760     198,660     253,120
                           ----------    --------    --------
                            1,061,781     527,591     780,338
                           ----------    --------    --------
Deferred:
  Federal                     (14,160)    214,032     (84,628)
  State                       (20,921)     78,340     (20,510)
                           ----------    --------    --------
                              (35,081)    292,372    (105,138)
                           ----------    --------    --------
Total income tax expense   $1,026,700    $819,963    $675,200
                           ==========    ========    ========

The following reconciles the income tax provision from the statutory rate to the amount reported in the consolidated statements of income for the years ended December 31:

                                      % of             % of              % of
                               1995  Income     1994  Income     1993   Income
Federal income tax at
 statutory rate           $  836,050  34.0%  $651,622  34.0%  $571,034   34.0%
Increase (decrease)
 in tax resulting from:
  Tax-exempt income          (18,717)  (.8)   (17,299)  (.9)   (22,013)  (1.3)
  Dividends paid to ESOP      (8,100)  (.3)    (3,135)  (.1)    (3,109)   (.2)
  Alternative minimum tax                                      (27,900)  (1.6)
  Unallowable expenses         8,511    .3      5,955    .3      3,738     .2
  State tax, net of federal
   tax benefit               208,956   8.5    182,820   9.5    153,450    9.1
                          ----------  ----   --------  ----   --------   ----
                          $1,026,700  41.7%  $819,963  42.8%  $675,200   40.2%
                          ==========  ====   ========  ====   ========   ====

                             FS20

The major components of deferred income tax benefits attributable to income are as follows for the years ended December 31:

                                             1995         1994       1993

Accrued interest on nonperforming loans   $(40,635)    $  4,932   $  (9,311)
Provision for loan losses                   24,242      323,831     (88,495)
Accelerated depreciation                     2,139       (4,363)     18,605
Deferred loan fees and costs               (26,881)      (7,118)     18,088
Pension expense                             10,074      (14,871)     22,670
Alternative minimum tax credit deferred                             (27,900)
Other temporary differences                 15,471       (4,368)      1,868
Valuation of real estate                                 15,183     (15,183)
Post retirement benefits                   (19,491)     (20,854)    (25,480)
                                          ---------    ---------  ----------
                                          $(35,081)    $292,372   $(105,138)
                                          =========    =========  ==========

The Corporation had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                  1995          1994

Deferred tax assets:
  Allowance for loan losses                    $607,419      $631,661
  Loan origination fees and cost, net            44,004        17,123
  Accrued retirement benefits                    65,825        46,334
  Accrued interest on nonperforming loans        69,026        28,391
  Net unrealized holding loss on available
   -for-sale securities                          39,206       242,945
                                               --------      --------
      Gross deferred tax asset                  825,480       966,454
                                               --------      --------
Deferred tax liabilities:
  Accelerated depreciation                      228,977       226,838
  Prepaid pension expense                        35,971        25,897
  Other adjustments                              24,061         8,590
                                               --------      --------
      Gross deferred tax liability              289,009       261,325
                                               --------      --------
Net deferred tax asset                         $536,471      $705,129
                                               ========      ========

Deferred tax assets as of December 31, 1995 and 1994 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 1995, the Corporation had no operating loss and tax credit carryovers for tax purposes.

                          FS21

NOTE 10 - INCENTIVE STOCK OPTION PLAN

The Incentive Stock Option Plan allows the Board of Directors to issue stock options to key employees that it may determine to be capable of making substantial contributions to the management or development of the Corporation or its subsidiaries. Under the plan, options are granted at fair market value. There are 56,100 options available under this plan.

The Corporation has a non-qualified Directors Stock Option Plan to provide incentives to present and future directors of Beverly National Corporation, in order that they may provide exceptional services to the Corporation and its subsidiaries and to offer inducements to such individuals to accept and continue service on its or their boards of directors. Under this plan, stock options are granted at no less than 85% of fair market value. There are 108,000 options available under this plan.

Stock options are as follows for the years ended December 31:

                                          1995       1994

Outstanding at end of year               164,100    164,100
Exercisable at end of year                60,577     56,172

No options were exercised during 1995 or 1994.

Options outstanding as of December 31, 1995 were exercisable at $11.90 for the Director's Plan and $14.00 for the Key Employee Plan.


NOTE 11 - EMPLOYEE BENEFITS OTHER THAN POSTRETIREMENT, MEDICAL
AND LIFE INSURANCE BENEFITS

The Bank has a defined benefit pension plan covering substantially all of its full time employees who meet certain eligibility requirements. The benefits paid are based on 2 1/2% of the final average salary for each of the first 20 years of service plus an additional 1% for each of the next 10 years of service less 1 2/3% of the member's social security benefit for each year of service (maximum 30 years), up to a maximum of 60% of the final average salary less 50% of the member's social security benefit.

                          FS21

The following table sets forth the funded status of the plan and amounts recognized in the Corporation's balance sheet as of December 31:

                                                           1995       1994

Actuarial present value of benefit obligations:
 Accumulated benefit obligation (including vested
 benefits of $2,885,273 and $2,375,200, respectively) $ 2,954,229  $ 2,437,343
                                                      ===========  ===========
 Projected benefit obligation for services rendered
 to date                                              $(4,065,579) $(3,233,630)

 Plan assets at fair value, primarily invested
 in U.S. Treasury Notes, common stocks and bonds        3,687,435    2,997,820
                                                      -----------  -----------
 Plan assets less than projected benefit obligation      (378,144)    (235,810)

 Prior service cost not yet recognized in net
 periodic pension cost                                    (29,594)     (30,701)

 Unrecognized net gain from past experience
 different from that assumed and effects of
 changes in assumptions                                   696,048      572,605

 Unrecognized net obligation at January 1, 1987,
 being amortized over 16.631 years                       (202,551)    (229,097)
                                                      -----------  -----------
 Prepaid pension cost included in the balance sheet   $    85,759   $   76,997
                                                      ===========  ===========

Net periodic pension cost included the following components for the years ended December 31:

                                                    1995      1994      1993

 Service cost-benefits earned during the period   $162,172  $168,491  $137,460
 Interest cost on projected benefit obligation     251,055   235,878   229,636
 Expected return on plan assets                   (686,633)   (3,101) (166,640)
 Net amortization and deferral                     410,887  (281,847) (111,993)
                                                  --------  --------  --------
 Net periodic pension cost                        $137,481  $119,421  $ 88,463
                                                  ========  ========  ========

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 5.0% for 1995 and 8.0% and 5.0% for 1994, 7.0% and 5.0% for 1993,
respectively. The expected long-term rate of return on assets was 9.0%.

In addition to the defined benefit pension plan, the Corporation also offers a number of benefit programs to its key officers and employees.

The Corporation has a defined contribution profit sharing plan.
Contributions by the Corporation were $13,447 in 1995, $65,000 in 1994 and $10,000 in 1993.

                                FS22

The Corporation contributed $70,171 and $68,753 to a 401K plan in 1995 and 1994, respectively.

The Corporation established an Employee Stock Ownership Plan
(ESOP) effective January 1, 1988. This plan is offered to employees who have attained age 21 and who have been employed by the Corporation for at least one year full time and have completed a minimum of 1,000 hours of employment. The plan entitles Corporation employees to common stock or cash upon retirement, disability, death or separation from service from the Corporation based on a vesting schedule. Benefits become 25% vested after two years of vesting service and increase to 100% vested after five years of vesting service.

The Corporation makes annual contributions to the ESOP in amounts determined by the board of directors, subject to a limitation based on earnings and capital of the Corporation. Such contributions are first made to permit required payments of amounts due under acquisition loans. Dividends received by the ESOP on shares of the Corporation owned by the ESOP are used to repay acquisition loans or are credited to the accounts of allocated shares. The ESOP borrows money to purchase shares of
the Corporation.   The shares are pledged as collateral for its
debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. ESOP compensation expense was $90,000 for 1995 and $68,853 for 1994. The ESOP shares were as follows as of December 31:

                                             1995        1994

 Allocated shares                            22,595      17,082
 Shares released for allocation                 815       3,322
 Unreleased shares                           24,832       6,612
                                           --------    --------
 Total ESOP shares                           48,242      27,016
                                           ========    ========
 Estimated fair value of unreleased
  shares as of December 31,                $459,392    $109,598
                                           ========    ========

Any shares of the Corporation purchased by the ESOP after December 31, 1992 are subject to the accounting specified by the American Institute of CPAs Statement of Position 93-6. The only such shares were 3,378 shares purchased on October 31, 1994. As of December 31, 1994 none of these shares had been released from collateral. As they are released, the Corporation will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share computations. Also, as the shares are released, the related dividends will be recorded as a reduction of retained earnings, and dividends on the unallocated shares will be recorded as a reduction of debt and accrued interest.

                           FS23

Loans payable by the ESOP, with repayment guaranteed by the Corporation, consist of the following as of December 31, 1995:

1988 loan payable March 10, 1996 at 80% of the base
  rate of the First National Bank of Boston                    $ 20,000

1995 loan payable March 31, 2005 at Wall Street Journal
  prime rate                                                    374,354
                                                               --------
                                                               $394,354
                                                               ========

The Severance Compensation Plan was adopted for employees, in the event of a Hostile Takeover, who have completed at least two years of continuous service with the Corporation. A participant in this plan is entitled to payments ranging from a lump sum payment equal to the employee's annual compensation during the preceding twelve months to a lump sum payment equal to two-and-one-half times such annual compensation if the employee is terminated for any reason set forth in the plan within two years after the takeover.


NOTE 12 - POSTRETIREMENT BENEFITS OTHER THAN PENSION

The Corporation provides postretirement medical and life insurance benefits for retired employees. During 1993 the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension." The Corporation elected to spread the cumulative effect of the change in accounting for postretirement benefits of $859,500 which represents the accumulated postretirement benefit obligation
(APBO) existing as of January 1, 1993. The APBO will be spread on a straight-line basis over a twenty year period. The Corporation continues to fund medical and life insurance benefit costs on a pay-as-you-go basis.

Summary information on the Corporation's plan is as follows as of December 31:

                                                     1995       1994

Financial status of plan:
  APBO:
   Retirees                                       $554,893   $520,632
   Fully eligible active employees                 162,955    240,297
   Other active employees                           39,123     34,636
                                                  --------   --------
                                                   756,971    795,565
  Unrecognized transition obligation              (730,800)  (773,700)
  Unrecognized net gain                            107,082     86,136
                                                  --------   --------
  Accrued postretirement benefit cost
   included in other liabilities on
   the balance sheet                              $133,253   $108,001
                                                  ========   ========


                                 FS24

The components of net periodic postretirement benefit cost are as follows for the years ended December 31:
                                                  1995     1994    1993
Service Cost (benefits attributed to employee
 services during the year)                      $ 2,340  $  2,400  $  7,100
Interest cost (on the APBO)                      54,071    58,500    58,400
Amortization cost (of APBO over 20 years)        42,900    42,900    42,900
Amortization of net gain                         (8,612)
                                                -------  --------  --------
Net periodic postretirement benefit cost        $90,699  $103,800  $108,400
                                                =======  ========  ========

The discount rate used in determining the APBO as of December 31, 1995 and 1994 was 7.0% and 8.0%, respectively. Estimated pay increases were 5.0%. The assumed healthcare cost trend rate used in measuring the APBO was 10% for 1995 and 1994, declining and freezing at 7% by 1997. If the healthcare cost trend rate assumptions were increased by 1%, the APBO, as of December 31, 1995 and 1994 would increase by approximately $15,624 and $20,500, respectively. The effect of this change on the sum of the service cost and interest cost components of the net periodic postretirement benefit cost for 1995 and 1994 would be increases of approximately $1,044 and $1,665, respectively. The pay-as-you-go expenditures for postretirement benefits were $65,447 for 1995, $54,471 for 1994 and $49,728 for 1993.

Changes in the accrued postretirement benefit cost were as
follows for the years ended December 31:
                                                           1995      1994
Accrued postretirement benefit at beginning of period    $108,001  $ 58,672
Plus postretirement benefit expense                        90,699   103,800
Less postretirement benefit cash expenditures             (65,447)  (54,471)
                                                         --------  --------
Accrued postretirement benefit cost at end of period     $133,253  $108,001
                                                         ========  ========


NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

The Corporation is obligated under various lease agreements covering branch offices and equipment. These agreements are considered to be operating leases. The terms expire between 1996 and 2000. Options to renew for additional terms are included under the branch office lease agreements. The Bank has exercised its option to extend its lease for the North Beverly branch until the year 2001 but at the present time do not know what the rental will be. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 1995:

    1996                              $ 67,560
    1997                                39,280
    1998                                39,280
    1999                                39,280
    2000                                 6,547
                                      --------
    Total minimum lease payments      $191,947
                                      ========

                           FS25

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $83,497 for 1995, $78,908 for 1994 and $79,197 for 1993.


NOTE 14 - FINANCIAL INSTRUMENTS

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Of the total standby letters of credit outstanding as of December 31, 1995, $64,500 are secured by deposit accounts held by the Bank.

                           FS26

The estimated fair values of the Corporation's financial instruments, all of which are held or issued for purposes other than trading, and are as follows as of December 31:

                                      1995                       1994
                             --------------------     ---------------------
                               Carrying     Fair        Carrying       Fair
                                Amount      Value         Amount       Value
                              --------      -----        --------      -----
Financial assets:
 Cash and due from banks  $  9,294,959  $  9,294,959 $ 10,031,837 $ 10,031,837
 Federal funds sold          5,800,000     5,800,000
 Available-for-sale
  securities                11,153,903    11,153,903   11,512,047   11,512,047
 Held-to-maturity
  securities                33,183,718    33,232,340   47,632,024   45,885,636
 Federal Reserve Bank stock     97,500        97,500       97,500       97,500
 Loans                     102,491,814   103,113,242   86,378,312   85,527,000
 Accrued interest
  receivable                 1,204,582     1,204,582    1,387,996    1,387,996

Financial liabilities:
 Deposits                  153,498,225   153,657,661  148,860,743  148,521,931
 Notes payable                 685,627       685,627    1,035,627    1,035,627
 Employee Stock Ownership
  Plan loans                   394,354       394,354      125,000      125,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheet under the indicated captions.

Off-balance-sheet liabilities:          1995          1994
                                       Notional      Notional
                                       Amount        Amount

Commitments to originate loans      $  4,001,000   $  1,298,000
Standby letters of credit              1,397,646      1,534,841
Unadvanced portions of loans:
  Consumer                               776,218        343,585
  Home equity                          3,025,195      1,108,477
  Commercial lines of credit          11,175,779     10,129,375
  Commercial construction                484,486
  Residential construction               777,363

There is no material difference between the notional amount and the estimated fair value of loan commitments and unadvanced portions of loans. The fair value of letters of credit approximates the notional value.

The Company has no derivative financial instruments subject to the provisions of SFAS No. 119 "Disclosure About Derivative
Financial Instruments and Fair Value of Financial Instruments."

                            FS27

NOTE 15 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.


NOTE 16 - REGULATORY MATTERS

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency.
Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.
As of December 31, 1995 the Bank could declare dividends up to $2,473,162, without the approval of the Comptroller of the Currency.

Bank regulators have established Risk Based and Leverage Capital requirements that establish the minimum level of capital. Under the requirements a minimum level of capital will vary among banks based on safety and soundness of operations. As of December 31, 1995 the minimum regulatory capital level for Risk Based Capital was 4% for Tier 1 capital, 8% for total capital and Leverage Capital was 4%. As of December 31, 1995 the actual Risk Based Capital of Beverly National Bank was 11.24% for Tier
1 and 12.59% for total capital and the Leverage Capital was 7.12%.


NOTE 17 - RECLASSIFICATION

Certain amounts in the prior years has been reclassified to be consistent with the current year's statement presentation.


NOTE 18 - STOCK SPLIT AND EARNINGS AND DIVIDENDS PER SHARE

On August 15, 1994 the Corporation issued 527,566 shares of its common stock to effect a three for one stock split, including 47,718 shares which were added to treasury stock. In 1994, prior to the stock split, the Corporaton purchased 21,550 shares of treasury stock. In 1994, subsequent to the stock split, the Corporation sold 34,400 shares of treasury stock.

Earnings per share for 1993 has been reduced to reflect the effect of the 1994 stock split as follows:

For both primary and fully diluted shares outstanding
  Net income before the cumulative effect of a change
   in accounting principle                                      $2.56
  Cumulative effect of the change in accounting principle         .25
                                                                -----
      Net income per share                                      $2.81
                                                                =====

                     FS28

Dividends per share have been restated to reflect the stock split.

In the earnings-per-share computations, the average number of shares outstanding does not include 15,722 shares for 1995 and 6,591 shares for 1994 which was the average number of shares not committed to be released under the Bank's ESOP plan for those years.


NOTE 19 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements presented are for the Beverly
National Corporation (Parent Company Only) and should be read in conjunction with the consolidated financial statements.

                         FS29

BEVERLY NATIONAL CORPORATION (Parent Company Only)
BALANCE SHEETS
December 31, 1995 and 1994

ASSETS                                              1995          1994

Cash                                           $   104,753     $    16,989
Investment in Beverly National Bank             11,789,546      10,723,747
Investment in Cabot Street Realty Trust            604,617         640,093
Investment in 86 Bay Road Realty Trust              92,622          90,775
Investment securities                                4,000          10,000
Loans                                               35,000          35,000
Premises and equipment                             574,269         591,197
Accounts receivable from subsidiaries            1,029,000       1,038,000
Interest receivable                                  3,745          17,353
Other assets                                         1,441
Prepaid and deferred taxes                          34,648         119,300
                                               -----------     -----------
                                               $14,273,641     $13,282,454
                                               -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Due to Cabot Street Realty Trust               $               $    45,631
Due to 86 Bay Road Realty Trust                                     41,255
Notes payable                                     300,000          550,000
Employee Stock Ownership Plan loans               394,354          125,000
Accrued audit expense                              13,700           12,850
Other liabilities                                  94,835            6,902
                                               ----------      -----------
   Total liabilities                              802,889          781,638
                                               ----------      -----------
Stockholders' equity:
 Preferred stock, $2.50 par value per share;
  300,000 shares authorized; issued and
  outstanding none
 Common stock, par value $2.50 per share;
  authorized 2,500,000 shares in 1995 and
  1,000,000 shares in 1994; issued 791,349
  shares as of December 31, 1995 and 791,349
  shares as of December 31, 1994;  outstanding,
  751,172 shares as of December 31, 1995 and
  754,172 shares as of December 31, 1994        1,978,373        1,978,373
 Paid-in capital                                4,380,219        4,380,219
 Retained earnings                              8,304,831        7,294,056
 Treasury stock, at cost (40,177 shares as
  of December 31, 1995 and 37,177 shares
  as of December 31, 1994)                       (744,619)        (695,119)
 Unearned Compensation - Employee Stock
  Ownership Plan                                 (394,354)        (125,000)
 Net unrealized holding loss on available
  -for-sale securities                            (53,698)        (331,713)
                                              -----------      -----------
   Total stockholders' equity                  13,470,752       12,500,816
                                              -----------      -----------
                                              $14,273,641      $13,282,454
                                              ===========      ===========

                               FS30

BEVERLY NATIONAL CORPORATION (Parent Company Only)
STATEMENTS OF INCOME
Years Ended December 31, 1995, 1994 and 1993

                                                  1995       1994        1993

Interest and dividend income:
  Interest on taxable investment securities $    6,146  $    2,278  $    3,258
  Interest on loans and receivables from
   subsidiaries                                 75,188     109,231     104,631
  Dividends from Beverly National Bank         721,496     443,210     303,310
                                            ----------  ----------   ---------
    Total interest and dividend income         802,830     554,719     411,199
                                            ----------  ----------   ---------
Other income:
  Rental income                                 36,000      36,000      36,000
  Other income                                     395       1,057          78
                                            ----------  ----------   ---------
    Total other income                          36,395      37,057      36,078
                                            ----------  ----------   ---------
Expenses:
  Occupancy expense                             16,927      18,840      21,862
  Equipment expense                              1,906
  Interest on short-term borrowings                         57,188
  Interest on notes payable                     59,532      25,390
  Other expense                                116,343     131,914      79,238
                                            ----------  ----------   ---------
    Total expenses                             194,708     233,332     101,100
                                            ----------  ----------   ---------
Income before income taxes, equity in
 undistributed net income(loss) of
 subsidiaries and cumulative effect of
 change in accounting principle                644,517     358,444     346,177
Income taxes (benefit)                         (33,600)    (30,965)     17,500
                                            ----------  ----------    --------
Income before equity in undistributed
 net income (loss) of subsidiaries and
 cumulative effect of change in accounting
 principle                                     678,117     389,409     328,677
                                            ----------  ----------   ---------
Equity in undistributed net income (loss)
 of subsidiaries:
  Beverly National Bank                        787,784     823,897     861,481
  Cabot Street Realty Trust                    (35,476)    (66,045)    (49,889)
  86 Bay Road Realty Trust                       1,847     (50,690)    (28,862)
                                            ----------  ----------   ---------
Total equity in undistributed net
 income (loss) of subsidiaries                 754,155     707,162     782,730
                                            ----------  ----------   ---------
Income before cumulative effect of change
 in accounting principle                     1,432,272   1,096,571   1,111,407
Cumulative effect of change in method of
 accounting for income taxes (Note 2)                                  (10,826)
                                            ----------  ----------  ----------
    Net income                              $1,432,272  $1,096,571  $1,100,581
                                            ==========  ==========  ==========

                           FS31

BEVERLY NATIONAL CORPORATION (Parent Company Only)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995, 1994 and 1993

                                           1995        1994     1993

Cash flows from operating activities:
  Net income                            $1,432,272  $1,096,571  $1,100,581
  Adjustments to reconcile net income
   to net cash provided by
   operating  activities:
    Loss on sale of fixed asset                          6,621
    Undistributed net income of
     subsidiaries                         (754,155)   (707,162)   (782,730)
    Increase in accrued expenses               850       1,210       3,440
    Depreciation expense                    16,928      16,927      16,928
    Cumulative effect of change in
     method of accounting for
     income taxes                                                   10,826
    Increase (decrease) in taxes payable    82,696    (122,078)    (20,577)
    (Increase) decrease in interest
     receivable                             13,608      (8,510)     17,863
    Increase (decrease) in interest
     payable                                  (252)        390
    Transfer of fixed assets from
     86 Bay Road Realty Trust to
     Beverly National Corporation                     (195,309)
    Amortization (accretion), net of
     investment securities                                   5          (5)
                                          --------    --------    --------
Net cash provided by operating activities  791,947      88,665     346,326
                                          --------    --------    --------

Cash flows from investing activities:
  Capital expenditures                                    (640)
  Proceeds from sales of fixed assets                  189,328
  Purchases of available-for-sale
   securities                             (230,000)   (185,000)
  Proceeds from sales of available
   -for-sale securities                    236,000     175,000
  Proceeds from maturities of
   investment securities                                            20,000
  Proceeds from sales of investment
   securities                                                      190,725
  Purchases of investment securities                              (160,000)
  Increase in investment in
   subsidiaries                                       (550,000)   (150,000)
  Decrease in due from subsidiaries          9,000     621,700      96,505
  Increase (decrease) in due to
   subsidiaries                            (86,886)     86,887     (42,131)
  Increse in other assets                   (1,441)
                                         ---------   ---------   ---------
  Net cash provided by (used in)
   investing activities                    (73,327)    337,275     (44,901)
                                         ---------   ---------   ---------

                            FS32

Cash flows from financing activities:
  Repayment of notes patable              (350,000)
  Proceeds from notes payable              100,000     550,000
  Proceeds from sales of treasury stock                582,755
  Purchases of treasury stock              (49,500) (1,250,000)
  Dividends paid                          (331,356)   (293,210)   (303,310)
                                         ---------  ----------   ---------
  Net cash used in financing activities   (630,856)   (410,455)   (303,310)
                                         ---------   ---------   ---------


BEVERLY NATIONAL CORPORATION (Parent Company Only)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995, 1994 and 1993

                                            1995       1994     1993

Net increase (decrease) in cash and
 cash equivalents                           87,764      15,485      (1,885)
Cash and cash equivalents
 at  beginning of year                      16,989       1,504       3,389
                                         ---------   ---------    --------
Cash and cash equivalents at
 end of year                             $ 104,753    $ 16,989     $ 1,504
                                         =========   =========    ========

Supplemental disclosure:
  Income taxes paid (received)           $(116,296)   $ 91,113     $38,077

The Parent Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993, and therefore are not reprinted here.


                                 FS33

ITEM  8. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE


                          PART III
                          --------


ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth each of the Directors and Executive Officers of the Corporation and of the Bank. Except as follows, all Directors and Executive Officers of the Corporation have served as such since 1990. Mr. Sullivan, has been a Director since 1991. Mrs. Griffin has been a Director since 1992. Mr. Booth and Mr. Wiltshire, have been Directors since 1993. Mr. Clark R. Smith has been a Director since 1994. Mr. Glovsky has been a Director since 1996.
Each Executive Officer holds office until the first Directors' meeting following the annual meeting of stockholders and thereafter until his or her successor is elected and qualified. Each
Director of the Corporation is also a Director of the Bank.



                                             Expiration   Business
                                             Date for     Experience
                                             Term of      During Past
Name                   Age     Position      Office       Five Years
----                   ---     --------      ------       ----------

Richard H. Booth        61     Director      1998        Retired Stockbroker

Neiland J. Douglas,Jr.  60     Director      1999        President, Morgan
                                                         and Douglas (Real
                                                         Estate Services)

John N. Fisher          55     Director      1997        President, Fisher &
                                                         George Electrical
                                                         Co., Inc.

Mark B. Glovsky         48     Director      1999        Attorney, Partner,
                                                         Glovsky & Glovsky
                                                         Attorneys at Law

John L. Good, III       51     Director      1998        Vice President,
                                                         Community Relations
                                                         & Development,
                                                         Beverly Hospital

Alice B. Griffin        58     Director      1997        President,
                                                         Griffin Pension
                                                         Services, Inc.

Julia L. Robichau       58     Vice Pres.                Vice Pres. of
                               & Clerk of                Corporation:
                               Corporation;              Vice President,
                               Vice President,           & Chief Operations
                               Chief Operations          Officer &
                               Officer &                 Cashier of Bank
                               Cashier of Bank

Peter E. Simonsen       45     Treasurer of              Treasurer of
                               Corporation;              Corporation;
                               Vice President            Vice President
                               and Chief                 and Chief
                               Financial                 Financial
                               Officer of Bank           Officer of Bank

Clark R. Smith          57     Director          1998    Attorney

Lawrence M. Smith       54     President &       1999    President,
                               Chief                     Beverly
                               Executive                 National
                               Officer of                Corporation and
                               Corporation               Beverly
                               and Bank,                 National Bank
                               Director

Barry A. Sullivan       36     Director          1997    Certified Public
                                                         Accountant,
                                                         Sullivan and Drooks

James D. Wiltshire      64     Director         1998     President, Grimes
                                                         Wiltshire, Inc.
                                                         DBA TruForm
                                                         Industries, Inc.


No Director holds a directorship in any corporation (other than Beverly National Corporation) with a class of securities registered pursuant to Section 12, of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d), of such Act or any Corporation registered as an investment company under the Investment Company Act of 1940.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain information regarding the compensation paid to Executive Officers for services rendered in capacities to the Corporation and the Bank during the fiscal year ended December 31, 1995, 1994, and 1993, respectively. No other Executive Officer of the Corporation or the Bank received cash compensation in excess of $100,000.

                         SUMMARY COMPENSATION TABLE
                         --------------------------

                                                            ___________________________________
                                                            |       Long Term Compensation    |
                       -------------------------------------|---------------------------------|
                       Annual Compensation                  |  Awards               Payouts   |
                                                            |                                 |
                                                            |                                 |
                                                            |Restricted                       |
Name and                                       Other Annual |Stock        Options/            | All
Principal                                      Compensation |Award(s)      SARs     LTIP      | Other
Position           Year   Salary($)  Bonus($)    ($)(1)<F1> | ($)           (#)     Payouts($)| Compensation(2)($)<F2>
------------------------------------------------------------|---------------------------------|-------------------
                                                            |                                 |
Lawrence M. Smith  1995   $166,075   $23,400     $5,563     |              24,000             |  $54,105
President of the   1994   $160,075   $15,696     $3,763     |              24,000             |  $52,464(3)<F3>
Corporation and    1993   $152,950   $     0     $2,559     |              24,000             |  $22,295
President, Chief                                            |                                 |
Executive Officer                                           |                                 |
of the Bank                                                 |                                 |
                                                            |                                 |
James E. Rich      1995   $ 90,475   $10,100       $116     |               6,000             |  $14,291
Vice President     1994   $ 87,775   $ 7,425       $116     |               6,000             |  $ 9,659
and Senior Trust   1993   $ 84,375   $     0       $109     |               6,000             |  $ 9,659
Officer of the Bank                                         |                                 |

<F1>
(1) Included in other annual compensation is an automobile allowance and Excess Group Life Insurance.

<F2>
(2) Included in all other compensation is profit sharing, ESOP, life insurance for Lawrence M. Smith and James E. Rich and key man insurance $4,045 for Lawrence M. Smith.

<F3>
(3) Information concerning allocations under the Corporation's
Employee Stock Ownership Plan is unavailable, at date of filing.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
----------------------------------------------------------------
Option/SAR Values
-----------------

The table below sets forth information regarding stock options that were exercised, if any, during the last fiscal year, and unexercised stock options held by the President of the Corporation and the President and Chief Executive Officer of the Bank:

                                                              Value of
                                            Number of         Unexercised
                                            Unexercised       In-the-Money(1)
                                            Options/SARs      Options/SARs
                                    Value   At FY-/End(#)     At FY-/End($)
                 Shares Acquired  Realized  Exercisable(E)/   Exercisable (E)/
Name              on Exercise(#)    ($)     Unexercisable(U)  Unexercisable(U)
------------------------------------------------------------------------------

Lawrence M. Smith      -0-          -0-         24,000(E)           -0-
President of the                                   -0-(U)
Corporation;
President and
Chief Executive Officer
of the Bank

James E. Rich          -0-          -0-           4,005(E)           -0-
Vice President                                    1,995(U)
and Senior Trust
Officer of the Bank


(1)    As of December 31, 1995, the market value of the common
stock was approximately $18.50 per share.   Because the exercise
prices for the options granted are $11.70 and $14.00, which amounts were greater than $11.67 per share at December 31, 1995, none of the options were "In the Money". Options are "In the Money" if the fair market value of the underlying securities exceeds the exercise or base price of the option. The above shares were adjusted to reflect the 3 for 1 stock split effective August 15, 1994.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

With the exception of the individuals set forth in the table below, no other executive officer of the Corporation was granted options to purchase shares of common stock. All shares purchased upon the exercise of any option must be paid in full at the time of the purchase.

                                   Individual Grants
                                   -----------------

                              Percent of
                              Total
                 Number of    Options/SARs            Fair
                 Securities   Granted to    Exercise  Market
                 Underlying   Employees     of Base   Value on
                 Option/SARs  in Fiscal     Price     date of    Date of   Date of    Expiration
Name             Granted (#)  Year(1)<FN1>  ($/Sh)    Grant      Grant     Exercise   Date
------------------------------------------------------------------------------------------------

Lawrence M. Smith   12,000      20.5%       $11.90    $11.67     7/20/93     NA       7/20/2003
President of the    12,000      20.5%       $14.00    $11.67     7/20/93     NA       7/20/2003
Corporation;
President and Chief
Executive Officer
of the Bank

James E. Rich        6,000      10.3%       $14.00    $11.67     7/20/93     NA       7/20/2003
Vice President
and Senior Trust
Officer of the Bank

All other Executive
Officers           15,000       25.6%       $14.00    $11.67     7/20/93     NA       7/20/2003

<F1>
(1) Does not include options granted to non-employee directors, pursuant to the non-qualified Directors Stock Option
Plan, which options are discussed in Item 11, supra. The above shares were adjusted to reflect the 3 for 1 stock split effective August 15, 1994.

Directors
----------

The Corporation pays no cash compensation to its Directors for their services as a Director. As a Director of the Bank, Directors are paid an annual fee of $3,600.00. In addition, for each semi-monthly meeting attended, a Director receives $150.00. Any
Director serving on a sub-committee is compensated at the rate of $100.00 per hour.


Employment and Severance Agreements
-----------------------------------

The Corporation has entered into an Employment Agreement and Severance Agreement with Lawrence M. Smith. The Employment Agreement provided Mr. Smith with a minimum compensation until May 31, 1991. At that time the contract was extended to continue through May 29, 1996; provided, however, that commencing on May 31, 1996 the term of the Employment Agreement shall automatically be extended for one additional year unless, not later than November 30, 1995, either party notifies the other by written notice of its intent not to extend. Also this agreement provides that during the Employment Agreement and for one year afterward, Mr. Smith cannot compete with the Corporation and its subsidiaries within their market area. The Severance Agreement allows that in the event of a change in control of the Corporation, if Mr. Smith's employment is terminated other than for cause as defined in the agreement, disability or retirement within three years after the change in control, then he shall be entitled to a lump sum payment from the Corporation approximately equal to three times his average annual compensation for the previous five years.

The Corporation adopted, in 1987, a Plan for Severance
Compensation After Hostile Takeover ("Severance Compensation) which provides for certain payments to be made in the event that employees participating in such Plan are terminated following a "hostile change in control" of the Corporation as defined in such Plan. Any employee (other than Mr. Smith) may participate in the Severance Compensation Plan as soon as he has completed two years of continuous service with the Corporation or a subsidiary. A participant is entitled to payments under the Severance Compensation Plan in the event that, within two years after a hostile change in control, his employment is terminated for any reason specified in the Plan. Such reasons include, among others, change in the employee's duties or compensation, or termination of the employee other than for "just cause" as defined in the Severance Compensation Plan.
The amount of the payment under the Severance Compensation Plan is determined by the length of the participant's service, and ranges generally from a lump sum payment equal to the employee's annual compensation during the preceding twelve months to a lump sum payment equal to two-and-one-half times such annual compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and related notes set forth information regarding stock owned by each of the Directors of the Corporation and Bank and by all officers and Directors of the Corporation and Bank as a group at March 15, 1996. The percentage is based upon 754,382 shares of common stock outstanding.

                             Number of Shares            Percent of
                               Beneficially             Outstanding
     Name of Owner             Owned (1)(2)               Shares
     ------------          -----------------            -----------

   Richard H. Booth            2,000 (3,4)                 .26%

   Neiland J. Douglas, Jr.     5,156 (3,5)                 .68%

   John N. Fisher              4,615 (3,6)                 .61%

   Mark B. Glovsky               250                       .03%

   John L. Good, III           3,626 (3)                   .48%

   Alice B. Griffin            2,287 (3)                   .30%

   Clark R. Smith              2,993                       .40%

   Lawrence M. Smith          27,828 (3,7)                3.58%

   Barry A. Sullivan           1,722 (8)                   .23%

   James D. Wiltshire          1,600                       .21%

   All Directors and officers
    as a group (23 persons)   56,467 (9)                  9.94%

(1) Based upon information provided to the Corporation by the indicated persons. The number of shares which each individual has the option to purchase has been added to the number of shares actually outstanding for the purpose of calculating the percentage of such person's ownership.

(2) Under regulations of the Securities and Exchange Commission, a person is treated as the beneficial owner of a security if the person, directly or indirectly (through contract, arrangement, understanding, relationship or otherwise) has or shares (a) voting power, including the power to vote or to direct the voting, of such security, or (b) investment power with respect to such security, including the power to dispose or direct the disposition of such security. A person is also deemed to have beneficial ownership of any security that such person has the right to acquire within 60 days. Unless indicated in another footnote to this tabulation, a person has sole voting and investment power with respect to the shares set forth opposite his or her name. The table does not reflect the 15,000 shares held in the Beverly National Bank Retirement Plan or the 2,300 shares held in the Beverly National Bank Profit Sharing

     Plan, or the 49,652 shares held by the Corporation's Employee Stock Ownership Plan, as to which Mssrs. Smith, Good and Douglas serve as trustees.

(3) Includes a stock option to purchase shares which were exercisable as of March 15, 1996, or within 60 days thereafter, as listed: Richard H. Booth, 900, Neiland J. Douglas, Jr., 3,060, John N. Fisher, 1,050, John L. Good, III, 3,060, Alice B. Griffin, 1,050, Lawrence M. Smith, 24,000, Barry A. Sullivan, 1,050, James D. Wiltshire, 900, Officers (as a group), 21,397.

(4)  Includes 65 shares owned jointly with Mr. Booth's spouse.

(5)  Includes 59 shares owned by Mr. Douglas' spouse.

(6) Includes 1,519 shares owned jointly by Mr. Fisher and Mr. Fisher's spouse.

(7)  Includes 2,335 shares owned jointly by Mr. Smith and Mr.
     Smith's spouse; and 1,115 shares owned by Mr. Smith's spouse; stock options to purchase 24,000 shares.

(8)  Includes 150 shares owned by Mr. Sullivan's spouse.

(9) Includes stock options owned by all Directors and Officers as a group to purchase 56,467 shares which were exercisable, as of March 15, 1996 or 60 days thereafter.


The following table and related notes set forth certain information as of March 15, 1996 with respect to all persons known to the Corporation to be the beneficial owner of more than 5% of the Corporation's outstanding Common Stock:


                              Number of Shares
                               Directly and         Percentage of
 Name and Address              Beneficially          Outstanding
    of Owner                      Owned                Shares
 -----------------            ---------------       -------------

Beverly National Bank            75,434 (1)             10.00%
Trust Department
240 Cabot Street
Beverly, MA 01915

Harold C. Booth                  60,891 (2)              8.07%
P.O. Box 729
Center Harbor, NH  03226

Beverly National Corporation     49,652                  6.58%
Employee Stock Ownership Plan

Nathalie D. Rothblatt            38,562                  5.11%
11 Sunnycrest Avenue
Beverly, MA 01915

---------------------

(1) These shares include shares held as Trustee and under agency agreements. As Trustee, the Bank has sole investment and voting power over 28,883 shares, and shared investment and voting power over 46,551 shares.

(2) Includes 14,673 shares owned by Mr. Booth's spouse.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation, through its wholly-owned subsidiary, the Bank, has had, currently has, and expects to continue to have in the future, banking (including loans and extensions of credit) transactions in the ordinary course of its business with its Directors, Executive Officers, members of their family, and their associates. Such banking transactions have been and are on substantially the same terms, including interest rates, collateral and repayment conditions, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectability or present other unfavorable features.

As of December 31, 1995, the Bank had outstanding $583,036 in loans to Directors, Executive Officers, members of their family and their associates, which represents 4.33% of capital.
Federal banking laws and regulations limit the aggregate amount of indebtness which banks may extend to bank insiders.
Pursuant to such laws, the Bank may extend credit to Executive Officers, Directors, Principal Shareholders or any related interest of such persons, if the extension of credit to such person is in the amount that, when aggregated with the amount of all outstanding extensions of credit to such individuals, does not exceed the Bank's unimpaired capital and unimpaired surplus.
As of December 31, 1995, the aggregate amount of extensions of credit to insiders was well below this limit.

                           SIGNATURES
                           ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      BEVERLY NATIONAL CORPORATION

Date:   3/26/96                     By:   Lawrence M. Smith
      ----------                         -------------------
                                          President & CEO and
                                          Director, Principal
                                          Executive Officer

Date:  3/26/96                      By:   Peter E. Simonsen
     ----------                          ------------------
                                          Treasurer, Principal
                                          Financial &
                                          Accounting Officer
_________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                                    Name and Capacity

  3/26/96                              /s/ Lawrence M. Smith
  -------                                  -------------------
                                           Lawrence M. Smith,
                                           President & CEO &
                                           Director, Principal
                                           Executive Officer

  3/26/96                              /s/ Richard H. Booth
  -------                                  ------------------
                                           Richard H. Booth - Director

  3/26/96                              /s/ Neiland J. Douglas,Jr.
  -------                                  -----------------------
                                           Neiland J.Douglas,Jr. - Director

  3/26/96                              /s/ John N. Fisher
  -------                                  ----------------------
                                           John N. Fisher - Director

  3/26/96                              /s/ Mark B. Glovsky
  -------                                  ---------------------
                                           Mark B. Glovsky - Director

  3/26/96                              /s/ John L. Good, III
  -------                                  ---------------------
                                           John L. Good, III - Director

  3/26/96                              /s/ Alice B. Griffin
  -------                                  ---------------------
                                           Alice B. Griffin - Director

  3/26/96                             /s/ Clark R. Smith
  -------                                 ----------------------
                                          Clark R. Smith - Director

  3/26/96                             /s/ Barry A. Sullivan
  -------                                 -----------------------
                                          Barry A. Sullivan - Director

  3/26/96                             /s/ James D. Wiltshire
  -------                                 ------------------------
                                          James D. Wiltshire -  Director

                             SUPPLEMENTAL INFORMATION
                             ------------------------

  Copies of the Notice of Annual Meeting of shareholders, Proxy Statement and Proxy for Annual Meeting of Shareholders for the Registrant's 1996 Annual Meeting of Shareholders, which was held on March 26, 1996, are furnished herein. Such material is not deemed to be filed with Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act, unless specifically incorporated by reference in their reports.

ITEM 13.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


       3. EXIBITS
          -------

       (b) The Company did not file a Form 8-K during the quarter ended December 31, 1995.


                             EXHIBIT INDEX

   3.1  Articles of Organization of Company, as Amended ............***

   3.2  By-Laws of Company,  as Amended ............................**

  10.1  Indenture dated as of January 21, 1976 between Benjamin
        Brown and Virgil C. Brink,  Trustee of Y & M Trust, and
        Beverly National Bank ......................................*

  10.2  Incentive Stock Option Plan for Key Employees ..............*

  10.3  Directors' Plan ............................................*

  10.4  Employment Agreement dated May 31, 1991 between Beverly
        National Corporation and Lawrence M. Smith .................**

  10.5  Severance Agreement dated July 8, 1987 between Beverly
        National Corporation and Lawrence M. Smith .................*

  10.7  Beverly National Corporation Plan for Severance
        Compensation After Hostile Takeover ........................*

  20.   1996 Proxy Statement .......................................Page 77

  21.   Subsidiaries of the Corporation ............................Page 91

  23.   Consent of Shatswell, MacLeod and Co. ......................Page 92

        * Incorporated herein by reference to the identically numbered exhibits filed as part of Company's Registration Statement on Form S-18 (file No. 33-22224-B filed with the Commision on July 9, 1988).

       ** Incorporated herein by reference to the identically numbered exhibits to the Annual Report 10-KSB for December 31, 1993.

     *** Incorporated herein by reference to the identically numbered exhibits to the Annual Report 10-KSB for December 31, 1994.