Form 10QSB
period 1996-03-31
BEVERLY NATIONAL CORP
filed 1996-05-14
CIK 742275

U.S. SECURITIES AND EXCHANGE COMMISSION
                        FORM 10-QSB
                    Washington, DC  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended     March 31, 1996
                               ----------------------

                                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission file number           33-22224-B
                               -------------

                    Beverly National Corporation
     --------------------------------------------------------
    (Name of small business issuer as specified in its charter)

        Massachusetts                              04-2832201
 -------------------------------              ------------------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)               Identification No.)

 240 Cabot Street  Beverly, Massachusetts             01915
 ----------------------------------------     ------------------
 (Address of principal executive offices)          (Zip Code)

 Issuers telephone number, including area code   (508) 922-2100
                                                ----------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1996.  754,382 shares
                                              -------

Transitional small business disclosure format

                      Yes                   No   X
                          -----                -----

                      BEVERLY NATIONAL CORPORATION

                                INDEX


PART I.     FINANCIAL INFORMATION                               PAGE

Item 1.

      Financial Statements (Unaudited)

      Consolidated Balance Sheets at
      March 31, 1996 and December 31, 1995 . . . . . . . . . . . . 3

      Consolidated Statements of Income for the
      Three Months Ended March 31, 1996 and 1995 . . . . . . . . . 4

      Consolidated Statements of Cash Flow for the
      Three Months Ended March 31, 1996 and 1995 . . . . . . . . . 5

      Notes to Consolidated Financial Statements . . . . . . . . . 7

Item 2.

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations. . . . . . . . 8

PART II.    OTHER INFORMATION

Item 1.
      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 13

Item 2.
      Changes in Securities . . . . . . . . . . . . . . . . . . . 13

Item 3.
      Defaults Upon Senior Securities . . . . . . . . . . . . . . 13

Item 4.
      Submission of Matters to a Vote of Security Holders . . . . 13

Item 5.
      Other Information . . . . . . . . . . . . . . . . . . . . . 13

Item 6.
      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 13

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . 12

           BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCED SHEET
                           (Unaudited)


                                              March 31,        December 31,
                                                 1996              1995
  ASSETS                                    ------------       -----------

Cash and due from banks                     $  7,389,537       $ 9,294,959

Federal funds sold                             5,800,000         5,800,000

Investments in available-for-sale securities  11,123,806        11,153,903
Investments in held-to-maturity securities    29,155,174        33,183,718
Federal Reserve Bank stock, at cost               97,500            97,500

Loans:
   Commercial                                 16,893,989        16,485,532
   Real estate-construction and
    land development                           5,603,948         4,648,818
   Real estate-residential                    34,848,889        34,092,682
   Real estate-commercial                     43,673,436        42,587,993
   Consumer                                    5,936,626         5,593,914
   Municipal                                     465,000           465,000
   Other                                         652,247           787,342
   Allowance for possible loan losses         (2,293,609)       (2,072,523)
   Deferred loan fees, net                       (95,690)          (96,940)
   Unearned income                                     0                (4)
                                            ------------      ------------
      Net loans                              105,684,836       102,491,814

Mortgages held for sale                          694,715           123,663
Premises and equipment, net                    4,307,286         4,377,035
Accrued interest receivable                    1,110,538         1,204,582
Other assets                                   1,365,732         1,393,520
                                            ------------      ------------
                                            $166,729,124      $169,120,694
                                            ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

           BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                           (Continued)


  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest bearing                      $ 28,668,405      $ 34,500,825
   Interest bearing
      Regular savings                         36,474,689        34,300,913
      NOW accounts                            29,756,614        30,316,353
      Money market accounts                   19,432,294        19,271,207
      Time deposits                           36,442,736        35,108,927
                                            ------------      ------------
       Total deposits                        150,774,738       153,498,225

Notes payable                                    685,627           685,627
Employee Stock Ownership Plan loan               360,000           394,354
Other liabilities                              1,011,595         1,071,736
                                            ------------      ------------
          Total liabilities                  152,831,960       155,649,942
                                            ============      ============

  Stockholders' equity:

Preferred stock, $2.50 par value per share;
 300,000 shares authorized; issued and
 outstanding none
Common stock, $2.50 par value per share;
 2,500,000 shares authorized; issued
 791,349; outstanding, 751,172 shares         1,978,373         1,978,373
Paid-in capital                               4,380,219         4,380,219
Retained earnings                             8,690,098         8,304,831
Treasury stock, at cost (40,177 shares)        (706,420)         (744,619)
Net unrealized holding loss on
 available-for-sale securities                  (85,106)          (53,698)
Unearned compensation-Employee Stock
 Ownership Plan                                (360,000)         (394,354)
                                           ------------      ------------
 Total stockholders' equity                  13,897,164        13,470,752
                                           ------------      ------------
                                           $166,729,124      $169,120,694
                                           ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

          BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
                   Three Months Ended March 31,      1996               1995
                                                  ----------        ----------
INTEREST AND DIVIDEND INCOME:
 Interest and fees on loans                       $2,340,098        $2,012,685
 Interest and dividends on investment securities:
  Taxable                                            583,770           744,861
  Tax-exempt                                           6,875            10,319
 Other interest                                       65,574            28,702
                                                  ----------        ----------
     Total interest and dividend income            2,996,317         2,796,567
                                                  ----------        ----------
INTEREST EXPENSE:
 Interest on deposits                              1,054,143           887,038
 Interest on short-term borrowings                         0               923
 Interest on notes payable                            14,886            23,466
                                                  ----------        ----------
     Total interest expense                        1,069,029           911,427
                                                  ----------        ----------
Net interest and dividend income                   1,927,288         1,885,140
Provision for loan losses                                  0            60,000
                                                  ----------        ----------
Net interest and dividend income after
 provision for loan losses                         1,927,288         1,825,140
                                                  ----------        ----------
NONINTEREST INCOME:
 Income from fiduciary activities                    199,064           238,710
 Service charges on deposit accounts                 106,082           101,310
 Other deposit fees                                   57,547            58,730
 Other income                                         91,370            86,858
                                                  ----------        ----------
     Total noninterest income                        454,063           485,608
                                                  ----------        ----------
NONINTEREST EXPENSE:
 Salaries and employee benefits                      939,056         1,007,919
 Occupancy expense                                   163,598           160,550
 Equipment expense                                   104,027            81,930
 Investment security loss, net                             0             6,497
 Data processing fees                                 52,825            82,313
 F.D.I.C. insurance premium                              500            94,700
 Stationery and supplies                              35,761            34,530
 Other expense                                       264,291           368,676
                                                  ----------        ----------
     Total noninterest expense                     1,560,058         1,837,115
                                                  ----------        ----------
     Income before income taxes                      821,293           473,633
 Income taxes                                        345,500           221,743
                                                  ----------        ----------
     Net Income                                   $  475,793        $  251,890
                                                  ==========        ==========
Earnings per share:
 Primary shares outstanding                          753,641           754,172
                                                  ==========        ==========
 Net income per share                             $     0.63        $     0.33
 Dividends per share                              $     0.12        $     0.10
 Special dividend per share                       $     0.12        $     0.00
The accompanying notes are an integral part of these consolidated financial statements.

           BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three Months Ended March 31, 1996 and 1995
                           (Unaudited)
                                                        1996          1995
                                                     ----------    ----------
Increase (decrease) in cash and  cash equivalents
 Cash flows from operating activities:
  Interest received                                  $3,081,309    $2,937,696
  Service charges and other income                      454,063       485,608
  Interest paid                                      (1,070,739)     (879,796)
  Cash paid to suppliers and employees               (1,111,433)   (1,945,846)
  Income taxes paid                                    (131,665)     (479,315)
                                                     ----------    ----------
 Net cash provided by operating activities            1,221,535       118,347
                                                     ----------    ----------
 Cash flows from investing activities:
  Proceeds from maturities of investment
   securities held-to-maturity                        4,034,888     4,137,191
  Proceeds from maturities of investment
   securities available-for-sale                      2,098,613     2,785,017
  Purchase of investment securities
   held-to-maturity                                           0             0
  Purchase of investment securities
   available-for-sale                                (2,098,750)     (170,000)
  Net increase in loans                              (4,018,126)     (597,656)
  Proceeds from sale of mortgages                             0             0
  Capital expenditures                                  (31,676)      (22,212)
  Proceeds from sale of fixed assets                          0             0
  Recoveries of previously charged off loans            255,305        11,019
  Decrease in other assets                                5,124       266,255
  Proceeds from sale of OREO                                  0      (480,810)
  Increase (decrease) in other liabilities             (596,521)      244,445
  Increase in federal funds sold                              0    (3,600,000)
                                                     ----------    ----------
 Net cash provided by (used in) investing activities   (351,143)    2,573,249
                                                     ----------    ----------

 Cash flow from financing activities:
  Net decrease in demand deposits, NOW
   money market & savings accounts                   (4,057,296)   (9,073,253)
  Net increase in time deposits                       1,333,809     2,269,875
  Net increase in borrowings                                  0       100,000
  Issued treasury stock                                  38,199             0
  Dividends paid                                        (90,526)      (75,417)
                                                     ----------    ----------
 Net cash used in financing activities               (2,775,814)   (6,778,795)
                                                     ----------    ----------

 Net decrease in cash and cash  equivalents          (1,905,422)   (4,087,199)
 Cash & cash equivalents beginning of year            9,294,959    10,031,837
                                                     ----------    ----------
 Cash & cash equivalents at March 31:                $7,389,537    $5,944,638
                                                     ----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.

          BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three Months Ended March 31, 1996 and 1995
                          (Unaudited)
                          (Continued)

Reconciliation of net income to net cash provided by operating activities:

                                                         1996         1995
                                                      ----------   ----------

Net income                                            $  475,793   $  251,890
                                                      ----------   ----------

 Depreciation expense                                    101,425       95,225
 Amortization expense of investment securities             9,638       32,799
 Accretion income of investment securities               (17,156)     (31,172)
 Change in prepaid interest                                  983          983
 Provision for loan losses                                     0       60,000
 Increase (decrease) in taxes payable                    213,835     (257,572)
 Decrease in interest receivable                          93,763      145,822
 Increase (decrease) in interest payable                  (2,693)      30,648
 Increase (decrease) in accrued expenses                 298,095     (136,640)
 Net (gain) loss on sale of mortgages                          0            0
 Change in deferred loan fees                             (1,249)      (5,111)
 Change in prepaid expenses                               49,105      (67,316)
 Change in unearned income                                    (4)      (1,209)
                                                      ----------   ----------
 Total adjustments                                       745,742     (133,543)
                                                      ----------   ----------
Net cash provided by operating activities             $1,221,535   $  118,347
                                                      ==========   ==========

Non-cash investing activities:

Loans transferred to other real estate owned          $        0   $  480,810

                    BEVERLY NATIONAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996

                            (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

     The interim consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments which are necessary, to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 1996.

2.   EARNINGS PER SHARE
     ------------------

     Earnings per share calculations are based on the weighted average number of common shares outstanding during the period.

3.   LEVERAGED E.S.O.P.
     ------------------

     The prepared financial statements include adjusting entries to properly reflect the leveraged portion of the Employee
     Stock Ownership Plan.

4.   RECLASSIFICATION
     ----------------

     Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

                    PART I - FINANCIAL INFORMATION

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Introduction
- - ------------

The following discussion and related consolidated financial statements include Beverly National Corporation (the "Corporation") and its subsidiaries, Beverly National Bank (the "Bank"), Cabot Street Realty Trust (CSRT), and 86 Bay Road Realty Trust (BRRT).

Summary
- - -------

The Corporation's net income for the three months ended March 31, 1996, was $475,793 as compared to $251,890 for the same time period ended
March 31, 1995. This represents an increase of $223,903 or 88.9%.
Earnings per share totaled $.63 for the three months ended March 31, 1996, as compared to earnings per share of $.33 for the three months ended
March 31, 1995.


                THREE MONTHS ENDED MARCH 31, 1996
      AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

Net Interest Income
- - -------------------

Net interest income for the three months ended March 31, 1996, totaled $1,927,288 as compared to $1,885,140 for the same time period in 1995. This increase was $42,148 or 2.2%. Total interest and dividend income equaled $2,996,317 for the three months ended
March 31, 1996 as compared to $2,796,567 for the same time period in 1995, an increase of $199,750 or 7.1%. Loan income for the three months ended March 31, 1996, totaled $2,340,098 as compared to $2,012,685 for the same time period in 1995. This increase of $327,413 or 16.3% represents increased loan activity. Interest and Dividends on taxable Investment Securities for the three months ended
March 31, 1996 totaled $583,770 as compared to $744,861 for the same period in 1995. This is a decrease of $161,091 or 21.7%. Matured investment securities funded loan growth. The taxable investment portfolio decreased $4,016,286 during the first quarter. The interest earned from federal funds sold increased $36,872 or 128.5% for the three months ended March 31, 1996 when compared to the same time period in 1995. Deposit interest expense equaled $1,054,143 for the three months ended March 31, 1996, as compared to $887,038 for the same period in 1995. This increase of $167,105 or 18.8% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market. Short term interest expense totaled $0 for the quarter ended
March 31, 1996 as compared to $923 for the corresponding period in 1995. This reflects the fact that no federal funds were purchased in 1996.

Notes payable interest expense for the three months ended March 31, 1996 totaled $14,886 for the three months ended March 31, 1996 as compared to $23,466 for the same period in 1995, this is a decrease of $8,580 or 36.6% and is due to reduced corporate borrowing.

Loan Loss Provision
- - -------------------

There were no provisions to the allowance for possible loan losses ("ALLL") for the quarter ended March 31, 1996 compared to $60,000 during the corresponding time period in 1995. No provisions were warranted because of net recoveries as well as improved collateral values and improved quality throughout most of the loan portfolio. At March 31, 1996, the Corporation's allowance for possible loan losses was $2,293,609 representing 2.1% of gross loans at March 31, 1996 as compared to $2,072,523 , representing a ratio of 2.0% of total loans at December 31, 1995. The increase in this ratio reflects net recoveries for the first quarter of $221,087. The growth of the loan portfolio was primarily in well collateralized loans, which do not warrant substantial allocations within the ALLL.

Additional factors warranting the reduced provisions during the first quarter, included management's evaluation of economic conditions including the stabilization and improvement of the local economy. While the Corporation's non-accrual loans increased $145,992 to $2,520,218 at March 31, 1996, as compared to $2,374,226 at December 31, 1995, loans past due 90 days or more and still accruing decreased to $0 at March 31, 1996 from $736,754 at December 31, 1995. As a result, combined non-accrual loans and past due loans 90 days or more decreased to $2,520,218 at March 31, 1996 as compared to $3,110,980 at December 31, 1995.

Accordingly, the ratio of non-performing assets to total loans, mortgages held for sale and OREO was 2.32% for March 31, 1996 as compared to 2.97% as of December 31, 1995. Similarly, the ratio of allowance for loan losses to non-performing assets equaled 91.0% at March 31, 1996 as compared to 66.6% at December 31, 1995.

A total of $34,219 loans were charged off by the Corporation during the quarter ended March 31, 1996 as compared to $54,844 charged off during the corresponding period in 1995. These charge-offs consisted primarily of loans to small businesses. A total of $255,306 of loans previously charged off were recovered for the quarter ended March 31, 1996 as compared to $11,019 recovered during the corresponding period in 1995.

Non-Interest Income
- - -------------------

Non-interest income totaled $454,063 for the three months ended March 31, 1996 as compared to $485,608 for three months ended March 31, 1995. This is a decrease of $31,545 or 6.5%. Income from fiduciary activities totaled
$199,064 for the three months ended March 31, 1996 as compared to $238,710 for the three months ended March 31, 1995. The reduction in trust income can be attributed to non-recurring trust fees generated in 1995. Service charges on deposit accounts totaled $106,082 for the three months ended March 31, 1996, as compared to $101,310 for the same time period in 1995. Other deposit fees decreased $1,183 or 2.0% for the three months ended March 31, 1996 as compared to the same time period in 1995. While there were no net security losses generated during the three month periods ended March 31, 1996, such losses amounted to $6,497 for the quarter ended March 31, 1995. Other income for the three month period ended March 31, 1996 totaled $91,370 as compared to $86,858 March 31, 1995, an increase of $4,512 or 5.2%. The Bank did not sell any mortgages to the secondary market during the three months ended March 31, 1996.

Non-Interest Expense
- - --------------------

Non-interest expense totaled $1,560,058 for the three months ended March 31, 1996, as compared to $1,837,115 for the same time period in 1995. This decrease totaled $277,057 or 15.1%. Salaries and benefits totaled $939,056 for the three months ended March 31, 1996 and $1,007,919 for the same time period in 1995. A reduction of personnel created this positive result. Occupancy expense totaled $163,598 for the three months ended March 31, 1996 as compared to $160,550 for the same period in 1995. The increased occupancy expense can be attributed to increased costs associated with repairs and maintenance. The costs of equipment totaled $104,027 for the three months ended March 31, 1996 as compared to $81,930 for the same period in 1995.
The increased equipment expense can be attributed to the purchase of additional equipment in connection with the new data processing systems.
An additional $217,000 of equipment was purchased during the third quarter 1995 relative to a data processing upgrade. Data processing fees totaled $52,825 for the three months ended March 31, 1996 as compared to $82,313 for the corresponding time in 1995. This decrease of $29,488 or 35.8% relates to the data processing upgrades. The FDIC Insurance Premium was $500 for the three months ended March 31, 1996 as compared to $94,700 for the corresponding period in 1995. This is a decrease of $94,200 or 99.5% of premium expense. Other expenses totaled $264,291 at three months ended March 31, 1996 as compared to $368,676 for the same period in 1995. This reflects the decreases in collection costs, ATM costs plus recovering of legal and miscellaneous expenses of prior years relative to the Trust Department.

Income Taxes
- - ------------

The income tax provision for the three months ended March 31, 1996 totaled $345,500 in comparison to an income tax provision of $221,743 for the same time period in 1995. This increase reflects an increase of taxable income.

Net Income
- - ----------

Net income amounted to $475,793 for the three months ended March 31, 1996 as compared to net income of $251,890 for the same period in 1995, which is an increase of $223,903 or 88.9%. The increase in net income for the quarter can be attributed to: increased loan production, no loan loss provision, stabilized salary and benefits costs along with the reduction of the FDIC insurance premium.

Capital Resources
- - -----------------

As of March 31, 1996, the Corporation had total capital in the amount of $13,897,164, as compared with $13,470,752 at December 31, 1995, which represents an increase of $426,412 or 3.2%.

The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of March 31, 1996, the Bank's Tier 1 capital amounted to 7.49% of total assets.
In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At March 31, 1996, the Bank's ratio of risk-based capital to risk weighted assets amounted to 12.65%, which satisfies the applicable risk based capital requirements. As of December 31, 1995, the Corporation's Tier 1 capital amounted to 7.12% of total assets and risk based capital amounted to 12.59% of total risk based assets. The capital ratios of the Corporation and the Bank exceed regulatory requirements.

Liquidity
- - ---------

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $17,343,896 or 43.0% at March 31, 1996 of the investment securities portfolio, and $16,843,430 at December 31, 1995, representing 37.9% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goal and general practice is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year or less than 10% of Total Earning Assets, so that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BEVERLY NATIONAL CORPORATION
                                           (Registrant)


Date: May 10, 1996                  By: /s/ Lawrence M. Smith
                                        --------------------------------------
                                        Lawrence M. Smith
                                        President, Chief Executive Officer

Date: May 10, 1996                  By: /s/ Peter E. Simonsen
                                        --------------------------------------
                                        Peter E. Simonsen
                                        Treasurer, Principal Financial Officer

                      PART II - Other Information

Item 1.    Legal Proceedings                                         None

Item 2.    Changes in Securities                                     None

Item 3.    Defaults Upon Senior Securities                           None

Item 4.    Submission of Matters to a Vote of Security Holders

           On March 26, 1996 the Corporation had its Annual Meeting. The following Directors were elected to serve until 1999:

                                         For          Withheld
                                         ---          --------

           Neiland J. Douglas Jr.      696,491         57,891
           Mark B. Glovsky             696,491         57,891
           Lawrence M. Smith           696,491         57,891

           The following other Directors' terms continued after the meeting:

                        Richard H. Booth
                        John N. Fisher
                        John L. Good, III
                        Alice B. Griffin
                        Clark R. Smith
                        Barry A. Sullivan
                        James D. Wiltshire

           Shareholders voted on and approved a proposal to establish the 1996 Incentive Stock Option Plan for Key Employees consisting of 35,900 shares

                                          For          Withheld
                                          ---          --------
                                        676,287         78,095

Item 5.    Other Information                                         None

Item 6.    (a) Exhibits

           (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.