Form 10QSB
period 1996-06-30
BEVERLY NATIONAL CORP
filed 1996-08-13
CIK 742275

U. S. SECURITIES AND EXCHANGE COMMISSION
                          FORM 10-QSB
                    Washington, DC  20549


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the Quarterly period ended      June 30, 1996
                                -----------------------

                            OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ________________to_______________

  Commission file number  33-22224-B
                        --------------

                 Beverly National Corporation
   -----------------------------------------------------------
   (Name of small business issuer as specified in its charter)

        Massachusetts                              04-2832201
  ------------------------------               -------------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)

  240 Cabot Street  Beverly, Massachusetts            01915
  ----------------------------------------      ------------------
  (Address of principal executive offices)          (Zip Code)

  Issuers telephone number, including area code   (508) 922-2100
                                                ---------------

  Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X             No
                          -------             --------

  State the number of shares outstanding of each of the issuer's classes
  of common equity, as of August 1, 1996.    754,382 shares
                                            ----------------

  Transitional small business disclosure format

                      Yes                  No    X
                          ------              ------

                 BEVERLY NATIONAL CORPORATION
                             INDEX

PART I.     FINANCIAL INFORMATION                                   PAGE

Item 1.
        Financial Statements (Unaudited)

        Consolidated Balance Sheets at
        June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . 3

        Consolidated Statements of Income for the Three Months
        and Six Months Ended June 30, 1996 and 1995 . . . . . . . . . 5

        Consolidated Statements of Cash Flow for the
        Six Months Ended June 30, 1996 and 1995 . . . . . . . . . . . 7

        Notes to Consolidated Financial Statements. . . . . . . . . . 9


Item 2.
       Management's Discussion and Analysis of
       Financial Condition and Results of Operations. . . . . . . . . 10

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings. . . . . . . . . . . . . . . . . . . 19

Item 2.        Changes in Securities. . . . . . . . . . . . . . . . . 19

Item 3.        Defaults Upon Senior Securities. . . . . . . . . . . . 19

Item 4.        Submission of Matters to a Vote of Security Holders. . 19

Item 5.        Other Information . . . . .  . . . . . . . . . . . . . 19

Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . 19

               Signatures . . . . . . . . . . . . . . . . . . . . . . 18

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

                                               June 30,         December 31,
                                                 1996              1995
                                             ------------       ------------
ASSETS

Cash and due from banks                     $   7,736,480       $  9,294,959
Federal funds sold                              5,300,000          5,800,000
Investments in available-for-sale securities   12,076,511         11,153,903
Investments in held-to-maturity securities     29,131,940         33,183,718
Federal Reserve Bank stock, at cost                97,500             97,500

Loans:
    Commercial                                 16,504,950         16,485,532
    Real estate - construction and
     land development                           6,106,127          4,648,818
    Real estate - residential                  36,590,071         34,092,682
    Real estate - commercial                   45,011,425         42,587,993
    Consumer                                    6,513,133          5,593,914
    Municipal                                     452,000            465,000
    Other                                         807,372            787,342
    Allowance for possible loan losses         (2,221,186)        (2,072,523)
    Deferred loan fees,net                       (102,843)           (96,940)
    Unearned income                                     0                 (4)
                                             -------------      -------------
                Net loans                     109,661,049        102,491,814

Mortgages held for sale                         1,244,373            123,663
Premises and equipment, net                     4,302,585          4,377,035
Accrued interest receivable                     1,327,398          1,204,582
Other assets                                    1,321,081          1,393,520
                                             -------------      -------------
                                             $172,198,917       $169,120,694
                                             =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                    BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                   (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest bearing                      $ 34,113,358        $ 34,500,825
    Interest bearing
       Regular savings                         36,335,935          34,300,913
       NOW accounts                            29,793,154          30,316,353
       Money market accounts                   19,301,756          19,271,207
       Time deposits                           36,393,033          35,108,927
                                             -------------       -------------
                Total deposits                155,937,236         153,498,225

Notes payable                                     685,627             685,627
Employee Stock Ownership Plan loan                360,000             394,354
Other liabilities                                 952,219           1,071,736
                                             -------------       -------------
     Total liabilities                        157,935,082         155,649,942
                                             -------------       -------------
Stockholders' equity:

Preferred stock, $2.50 par value per share; 300,000 shares
 authorized; issued and outstanding, none
Common stock, $2.50 par value per share;
 2,500,000 shares authorized; issued
 791,349; outstanding, 754,382 shares           1,978,373           1,978,373
Paid-in Capital                                 4,380,219           4,380,219
Retained earnings                               9,092,025           8,304,831
Treasury stock, at cost (36,967 shares)          (706,420)           (744,619)
Net unrealized holding loss on
 available-for-sale securities                   (120,362)            (53,698)
Unearned compensation-Employee
 Stock Ownership Plan                            (360,000)           (394,354)
                                             -------------       -------------
       Total stockholders' equity              14,263,835          13,470,752
                                             -------------       -------------
                                             $172,198,917        $169,120,694
                                             =============       =============


The accompanying notes are an integral part of these consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)


                                   Six Months Ended         Three Months Ended
                                       June 30,                  June 30,
                                    1996       1995           1996      1995
                                  --------   --------       --------  -------

INTEREST INCOME:
 Interest and fees on loans    $4,811,581  $4,035,483   $2,471,483  $2,022,798
 Interest and dividends on
  investment securities:
    Taxable                     1,151,743   1,425,097      567,973     680,236
    Tax-exempt                     13,641      22,103        6,766      11,784
 Federal Funds Sold               165,711     155,394      100,137     126,692
 Other interest                    98,727           0       98,727           0
                               ----------  ----------   ----------  ----------
      Total interest and
       dividend income          6,241,403   5,638,077    3,245,086   2,841,510
                               ----------  ----------   ----------  ----------
INTEREST EXPENSE:
 Interest on Deposits           2,125,505   1,917,503    1,071,362   1,030,465
 Interest on Notes payable         29,694      51,630       14,808      27,241
                               ----------  ----------   ----------  ----------
       Total interest expense   2,155,199   1,969,133    1,086,170   1,057,706
                               ----------  ----------   ----------  ----------
Net interest and
 dividend income                4,086,204   3,668,944    2,158,916   1,783,804
                               ----------  ----------   ----------  ----------
Provision for loan losses               0      60,000            0           0
                               ----------  ----------   ----------  ----------
Net interest and dividend
 income after provision
 for loan losses                4,086,204   3,608,944    2,158,916   1,783,804
                               ----------  ----------   ----------  ----------
NONINTEREST INCOME:
 Income from fiduciary
  activities                      431,521     452,312      232,457     213,602
 Service charges on
  deposit accounts                212,462     212,583      106,380     111,273
 Other deposit fees               117,225     116,852       59,678      58,122
 Other income                     170,301     169,725       78,931      82,867
                               ----------  ----------   ----------  ----------
      Total noninterest income    931,509     951,472      477,446     465,864
                               ----------  ----------   ----------  ----------

The accompanying notes are an integral part of these consolidated financial statements.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)
                                (CONTINUED)


NONINTEREST EXPENSE:
 Salaries and employee benefits 1,946,448   2,012,612    1,007,392   1,004,693
 Occupancy expense                306,979     301,909      143,381     141,359
 Equipment expense                207,700     161,964      103,673      80,034
 Investment security loss, net          0       6,497            0           0
 Data processing fees             108,448     177,706       55,623      95,393
 F.D.I.C. insurance premium         1,000     188,900          500      94,200
 Stationary and supplies           72,345      61,825       36,584      27,295
 Other expense                    708,047     729,449      443,756     360,771
                               ----------  ----------   ----------  ----------
     Total noninterest expense  3,350,967   3,640,862    1,790,909   1,803,745
                               ----------  ----------   ----------  ----------
 Income before income taxes     1,666,746     919,554      845,453     445,923

Income taxes                      698,500     376,500      353,000     154,757
                               ----------  ----------   ----------  ----------
 Net Income                    $  968,246  $  543,054   $  492,453  $  291,166
                               ==========  ==========   ==========  ==========


Earnings per share:

Weighted average shares
 outstanding                      753,994     753,172
                               ==========  ==========

Net income per share           $     1.28  $     0.72
Dividends per share            $     0.24  $     0.20
Special dividend per share     $     0.12  $     0.00


The accompanying notes are an integral part of these consolidated financial statements.

             BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               Six Months Ended June 30, 1996 and 1995
                              (Unaudited)
                                                       1996          1995
                                                    ----------    ----------

Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities:
  Interest received                                 $6,106,338    $5,794,077
  Service charges and other income                     931,509       949,118
  Interest paid                                     (2,155,076)   (2,043,421)
  Cash paid to suppliers and employees              (3,232,960)   (3,485,452)
  Income taxes paid                                   (635,858)     (489,795)
                                                    -----------   -----------
Net cash provided by operating activities            1,013,953       724,527
                                                    -----------   -----------
 Cash flows from investing activities:
  Proceeds from maturities of investment
   securities held-to-maturity                       3,053,391     9,037,897
  Proceeds from maturities of investment
   securities available-for-sale                     7,105,933     2,933,940
  Purchase of investment securities
   held-to-maturity                                 (3,961,183)   (5,008,438)
  Purchase of investment securities
   available-for-sale                               (3,117,750)   (1,208,125)
  Net increase in loans                             (8,902,187)   (8,006,438)
  Proceeds from sale of mortgages                            0       279,354
  Capital expenditures                                (128,664)     (117,599)
  Proceeds from sale of fixed assets                         0            75
  Recoveries of previously charged off loans           606,334        67,161
  (Increase) decrease in other assets                  (10,248)      402,466
  Proceeds from sale of OREO                                 0             0
  Decrease in other liabilities                        (14,216)      (12,932)
  (Increase) decrease in federal funds sold            500,000    (6,600,000)
                                                    -----------   -----------
  Net cash used in investing activities             (4,868,590)   (8,235,639)
                                                    -----------   -----------

 Cash flow from financing activities:
  Net increase in demand deposits, NOW
   money market & savings accounts                   1,154,905     1,368,703
  Net increase in time deposits                      1,284,106     5,021,286
  Net increase in borrowings                                 0             0
  (Purchase) sale treasury stock                        38,199       (16,500)
  Dividends paid                                      (181,052)     (150,834)
                                                    -----------   -----------
  Net cash provided by financing activities          2,296,158     6,222,655
                                                    -----------   -----------

Net decrease in cash and cash equivalents           (1,558,479)   (1,288,457)
Cash & cash equivalents beginning of year            9,294,959    10,031,837
                                                    -----------   -----------
Cash & cash equivalents at June 30:                 $7,736,480    $8,743,380
                                                    -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

             BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended June 30, 1996 and 1995
                            (Unaudited)
                            (Continued)

Reconciliation of net income to net cash provided by operating activities:

                                                       1996           1995
                                                    ----------    ----------
Net income                                          $  968,246    $  543,054
                                                    ----------    ----------
 Depreciation expense                                  203,114       186,342
 Amortization expense of investment securities          18,844        59,231
 Accretion income of investment securities             (36,729)      (56,051)
 Change in prepaid interest                              1,967         1,967
 Provision for loan losses                                   0        60,000
 Increase (decrease) in taxes payable                   62,642      (113,295)
 (Increase) decrease in interest receivable           (123,088)      136,877
 Decrease in interest payable                           (1,843)      (76,255)
 Decrease in accrued expenses                         (172,564)      (30,425)
 Net gain on sale of mortgages                               0        (2,354)
 Change in deferred loan fees                            5,903        15,488
 Change in prepaid expenses                             87,457          (507)
 Change in unearned income                                   4           455
                                                    -----------   -----------
 Total adjustments                                      45,707       181,473
                                                    -----------   -----------
Net cash provided by operating activities           $1,013,953    $  724,527
                                                    ===========   ===========

Non-cash investing activities:
 Loans transferred to other real estate owned       $        0    $  480,810
 Loans originated for the sale of other real
  estate owned                                      $        0    $  400,000

The accompanying notes are an integral part of these consolidated financial statements.

                        BEVERLY NATIONAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX AND THREE MONTHS ENDED  JUNE 30, 1996
                              (Unaudited)


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

              PART I - FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Introduction
- - ------------

 The following discussion and related consolidated financial statements include Beverly National Corporation (the
 "Corporation") and its subsidiaries, Beverly National Bank (the
 "Bank"), Cabot Street Realty Trust, and 86 Bay Road Realty Trust.

Summary
- - -------

 The Corporation's net income for the six months ended June 30, 1996, was $968,246 as compared to $543,054 for the time period ended
 June 30, 1995. This represents an increase of $425,192 or 78.3%. Earnings per share totaled $1.28 for the six months ended June 30, 1996, as compared to earnings per share of $.72 for the six months ended June 30, 1995. The improved earnings per share reflect both the improvement in core earnings and non-recurring income.


                  SIX MONTHS ENDED JUNE 30, 1996
            AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Net Interest Income
- - ------------------

  Net interest and dividend income for the six months ended
  June 30, 1996, totaled $4,086,204 as compared to $3,668,944 for the same time period in 1995. This is an increase of $417,260 or 11.4%. Total interest income equaled $6,241,403 for the six months ended June 30, 1996 as compared to $5,638,077 for the same time period in 1995, an increase of $603,326 or 10.7%. Loan income for the six months ended June 30, 1996, totaled $4,811,581 as compared to $4,035,483 for the same time period in 1995. This increase of $776,098 or 19.2% reflects the continued increased loan production and the reduction of non-performing loans. Interest and Dividends on taxable Investment Securities for the six months ended June 30, 1996 totaled $1,151,743 as compared to $1,425,097 for the same period in 1995. This is a decrease of $273,354 or 19.2%. As taxable investment securities matured funds were redeployed to fund loan growth. In this regard, the investment portfolio was reduced by $3,129,170 during the first six months while net loans increased $7,169,235. The interest earned from federal funds sold increased $10,317 or 6.6% for the six months ended June 30, 1996 as compared to 1995.

  Other interest was recorded in the amount of $98,727 for the six months ending June 30, 1996 as compared to $-0- for the corresponding time period in 1995. This interest is non-recurring and relative to a refund associated with taxation of municipal amortization of investment premiums.

  Deposit interest expense equaled $2,125,505 for the six months ended June 30, 1996, as compared to $1,917,503 for the same period in 1995. This increase of $208,002 or 10.9% reflects the current strategy of managing the cost of funds of the Bank. Average deposit rates have increased slightly during 1996 in comparison to 1995.

  Notes payable interest expense for the six months ended June 30, 1996 decreased $21,936 in comparison to 1995 due to the reduction of corporate borrowings.


Loan Loss Provision
- - -------------------

  The provision for the possible loan losses for the six months ended June 30, 1996 was $-0- as compared to $60,000 for the same period in 1995. At June 30, 1996, the Corporation's allowance for possible loan losses was $2,221,186 representing 2.0% of gross loans at June 30, 1996 as compared to 2.0% of total loans at December 31, 1995. Factors that enabled the Bank to reduce provisions included management's evaluation of improving economic conditions including a stable local economy and the reduction of non-performing loan balances.

  The Corporation's non-accrual loans were $1,957,531 at June 30, 1996 as compared to $2,374,226 at December 31, 1995. The decrease in non-accrual loans can be attributed primarily to the additional resources devoted to addressing the loans that are in non-accrual status.

  The ratio of non-performing assets to total loans and mortgages held for sale was 1.73% for June 30, 1996 as compared to 2.97% as of December 31, 1995. This decrease can be attributed to the reduction of non-performing assets of $416,695. The ratio of allowance for loan losses to non-performing assets equaled
  113.5% at June 30, 1996 as compared to 66.6% at December 31, 1995.

  A total of $457,671 loans were charged off by the Corporation during the first six months of 1996 as compared to $58,239 charged off during the corresponding period in 1995. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $606,334 was recovered of previously charged off notes by the Corporation during the six month period ended June 30, 1996, as compared to $67,161 recovered of previously charged off notes during the corresponding period in 1995.

Noninterest Income
- - ------------------

  Noninterest income totaled $931,509 for the six months ended June 30, 1996 as compared to $951,472 for six months ended
  June 30, 1995. This is a decrease of $19,963 or 2.1%. Income from fiduciary activities totaled $431,521 for the six months ended June 30, 1996 as compared to $452,312 for six months ended June 30, 1995 a decrease of $20,791 or 4.6% due to a reduction of non-recurring trust services. Service charges on deposit accounts remained stable as income totaled $212,462 for the six months ended June 30, 1996, as compared to $212,583 for the same time period in 1995.

  Other deposit fees also remained stable with an increase of $373 or .3% for the six months ended June 30, 1996 as compared to the same time period in 1995. There were no net security gains posted for the six month periods ended June 30, 1996 and June 30, 1995. Other income for the six month period ended June 30, 1996 totaled $170,301 as compared to $169,725 June 30, 1995, an increase of $576 or .3%. The Bank sold $-0- in mortgages to the secondary market during the six months ended June 30, 1996.


Noninterest Expense
- - -------------------

  Noninterest expense totaled $3,350,967 for the six months ended June 30, 1996, as compared to $3,640,862 for the same time period in 1995. This is an expense reduction of $289,895 or 8.0%. Salaries and benefits totaled $1,946,448 for the six months ended June 30, 1996 and $2,012,612 for the same time period in 1995. This decrease of $66,164 or 3.3% can be attributed to reduction of some benefit costs, decreased staff and limited salary increases. Occupancy expense totaled $306,979 for the six months ended June 30, 1996 as compared to $301,909 for the same period in 1995.
  This increase is due to increased rental expense and repair and maintenance costs. The costs of equipment totaled
  $207,700 for the six months ending June 30, 1996 as compared to $161,964 for the same period in 1995. An additional $217,000 of equipment purchases was made in the third quarter 1995 in relation to the scheduled data processing upgrades. Data processing fees totaled $108,448 for the six months ended June 30, 1996 as compared to $177,706 for the corresponding time period in 1995. The decrease of $69,258 or 39.0% is related to the data processing upgrades and related 1995 expenses. The FDIC Insurance Premium totaled $1,000 for the six months ended June 30, 1996 as compared to $188,900 for the corresponding period in 1995. This is a decrease of $187,900 or 99.5% of premium expense. This decrease is based on the reduction of FDIC Insurance premiums. Stationary and supplies totaled $72,345 at six months ended June 30, 1996 as compared to $61,825 for the corresponding period in 1995. Legal and miscellaneous expenses were reduced by $96,500 due to a recovery of non-recurring trust expenses.

Income Taxes
- - ------------

  The income tax provision for the six  months ended
  June 30, 1996 totaled $698,500 in comparison to an income tax provision of $376,500 for the same time period in 1995. This increase reflects the increase in taxable income.


Net Income
- - ----------

  Net income amounted to $968,246 for the six months ended
  June 30, 1996 as compared to net income of $543,054 for the same period in 1995, which is an increase of $425,192 or 78.3%. The increase in net income for six months can be attributed to: increased loan production; collection of non-recurring interest; reduced loan loss provisions to the Allowance for Loan Losses; recovery non-recurring trust expenses; and reduction of the FDIC insurance premium.

                THREE MONTHS ENDED JUNE 30, 1996
         AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1995


Net Interest Income
- - -------------------

  Net interest and dividend income for the three months ended June 30, 1996, totaled $2,158,916 as compared to $1,783,804 for the same time period in 1995. This increase was $375,112 or 21.0%. Total interest and dividend income equaled $3,146,359 for the three months ended June 30, 1996 as compared to $2,841,510 for the same time period in 1995, an increase of $304,849 or 10.7%. Loan income for the three months ended June 30, 1996, totaled $2,471,483 as compared to $2,022,798 for the same time period in 1995. This increase of $448,685 or 22.2% represents increased loan production, recovery of non-accrual income and the reduction of non-performing assets. Interest and Dividends on Investment Securities for the three months ended June 30, 1996 totaled $574,739 as compared to $692,020 for the same period in 1995. This is a decrease of $117,281 or 16.9%. Investment securities that matured funded the loan growth, during the quarter. The investment portfolio decreased $929,468 during the second quarter. The interest earned from federal funds sold decreased $26,555 or 21.0% for the three months ended June 30, 1996 when compared to the same time period in 1995.

  Other interest was recorded in the amount of $98,727 for the three months ending June 30, 1996 as compared to $-0- for the corresponding time in 1995. This interest is non-recurring and relative to taxation of municipal amortization of investment premiums.

  Deposit interest expense equaled $1,071,362 for the three months ended June 30, 1996, as compared to $1,030,465 for the same period in 1995. This increase of $40,897 or 4.0% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

  Notes payable interest expense for the three months ended June
  30, 1996 decreased $12,433 in comparison to the corresponding time period in 1995 due to corporate borrowings and a lower interest rate environment.


Loan Loss Provision
- - -------------------

  No provisions to the allowance for possible loan losses were made during the second calendar quarters of 1996 or 1995, respectively. At June 30, 1996, the Corporation's allowance for possible loan losses was $2,221,186 representing
  2.0% of gross loans as compared to the ratio of 2.0% of total loans at December 31, 1995.

  The Corporation's non-accrual loans were $1,957,531 at June 30,
  1996 as compared to $2,374,226 at December 31, 1995. The decrease in non-accrual loans can be attributed primarily to the additional resources devoted to collecting the loans that are in non-accrual status.

  The ratio of non-performing assets to total loans and mortgages held for sale was 1.73% for June 30, 1996 as compared to 2.97% as of December 31, 1995. This decrease can be attributed to the reduction of non-performing assets of $416,695. The ratio of allowance for loan losses to non-performing assets equaled
  113.5% at June 30, 1996 as compared to 66.6% at December 31,
  1995.

  A total of $423,452 loans were charged off by the Corporation during the second quarter of 1996 as compared to $3,395 charged off during the corresponding period in 1995. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $351,029 was recovered of previously charged off notes by the Corporation during the three month period ended June 30, 1996, as compared to $56,142 recovered during the corresponding period in 1995.


Noninterest Income
- - ------------------

  Noninterest income totaled $477,446 for the three months ended June 30, 1996 as compared to $465,864 for three months ended June 30, 1995. This is an increase of $11,582 or 2.5%. Income from fiduciary activities totaled $232,457 for the three months ended June 30, 1996 as compared to $213,602 for the three months ended June 30, 1995. Service charges on deposit accounts totaled $106,380 for the three months ended June 30, 1996, as compared to $111,273 for the same time period in 1995. Reduced deposit volume created this situation. Other deposit fees increased $1,556 or 2.7% for the three months ended June 30, 1996 as compared to the same time period in 1995. There were no net security gains posted for the three month periods ended June 30, 1996 and June 30, 1995. Other income for the three month period ended June 30, 1996 totaled $78,931 as compared to $82,867 for the three month period ended June 30, 1995, a decrease of $3,936 or 4.8%.


Noninterest Expense
- - -------------------

  Noninterest expense totaled $1,790,909 for the three months ended June 30, 1996, as compared to $1,803,745 for the same time period in 1995. This decrease totaled $12,836 or .7%. Salaries and benefits totaled $1,007,392 for the three months ended June 30, 1996 and $1,004,693 for the same time period in 1995. Occupancy expense totaled $143,381 for the three months ended June 30, 1996 as compared to $141,359 for the same period in 1995. The costs of equipment totaled $103,673 for the three months ended June 30, 1996 as compared to $80,034 for the same period in 1995. The increased equipment expense can be attributed to the purchase of additional equipment in connection with the implementation of the data processing system. An additional $217,000 of equipment was purchased during the third quarter 1995 relative to a data processing upgrade.
  Data processing fees totaled $55,623 for the three months ended June 30, 1996 as compared to $95,393 for the corresponding time in 1995. This decrease of $39,770 or 41.7% relates to the additional data processing costs in 1995. The FDIC Insurance Premium was $500 for the three months ended June 30, 1996 as compared to $94,200 for the corresponding period in 1995.
  This is a decrease of $93,700 or 99.5% of premium expense.
  This decrease is based on the reduction of  FDIC Insurance.
  Other expenses totaled $443,756 at three months ended June 30, 1996 as compared to $360,771 for the same period in 1995.
  This reflects the increases in marketing costs.


Income Taxes
- - ------------

  The income tax provision for the three months ended June 30, 1996 totaled $353,000 in comparison to an income tax provision of $154,757 for the same time period in 1995. This increase reflects an increase of taxable income.


Net Income
- - ----------

  Net income amounted to $492,453 for the three months ended June 30, 1996 as compared to net income of $291,166 for the same period in 1995, which is an increase of $201,287 or 69.1%. The increase in net income for the quarter can be attributed to: recovery of interest, increased loan production, recovery of non-accrual interest, no loan loss provision, stabilized salary and benefits costs, along with the reduction of the FDIC insurance premium.


Capital Resources
- - -----------------

  As of June 30, 1996, the Corporation had total capital in the amount of $14,263,835, as compared with $13,470,752 at December 31, 1995, which represents an increase of $793,083 or 5.9%.

  The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of June 30, 1996, the Bank's Tier 1 capital amounted to 7.49% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At June 30, 1996, the Bank's ratio of risk-based capital to risk weighted assets amounted to 12.77%, which satisfies the applicable risk based capital requirements. As of December 31, 1995, the Corporation's Tier 1 capital amounted to 7.35% of total assets and risk based capital amounted to 12.57% of total risk based assets. The capital ratios of the Corporation and the Bank exceed regulatory requirements.


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

  Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity.
  The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $11,840,261 or 28.7% at June 30, 1996 of the investment securities portfolio, and $16,843,430 at December 31, 1995, representing 37.9% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goal and general practice is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year or less than 10% of Total Earning Assets, so that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BEVERLY NATIONAL CORPORATION
                                               (Registrant)

Date: August 9, 1996                   By:  /s/ Lawrence M. Smith
                                       --------------------------
                                       Lawrence M. Smith
                                       President, Chief Executive Officer

Date: August 9, 1996                   By:  /s/ Peter E. Simonsen
                                       --------------------------
                                       Peter E. Simonsen
                                       Treasurer, Principal Financial Officer

                          PART II - Other Information


Item 1.  Legal Proceedings                                    None

Item 2.  Changes in Securities                                None

Item 3.  Defaults Upon Senior Securities                      None

Item 4.  Submission of Matters to a Vote of Security Holders  None

Item 5.  Other Information                                    None

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

            27. Financial Date Schedule

         b. The Corporation did not file any reports on Form 8-K during the quarter ending June 30, 1996