Form 10QSB
period 1996-09-30
BEVERLY NATIONAL CORP
filed 1996-11-13
CIK 742275

U. S. SECURITIES AND EXCHANGE COMMISSION
                              FORM 10-QSB
                          Washington, DC 20549


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly period ended       September 30, 1996
                                           ------------------
                               OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________to_______________

      Commission file number   33-22224-B
                               ----------

                       Beverly National Corporation
           ---------------------------------------------------------
          (Name of small business issuer as specified in its charter)

          Massachusetts                            04-2832201
  ------------------------------               -----------------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)

  240 Cabot Street  Beverly, Massachusetts          01915
  ----------------------------------------         --------
 (Address of principal executive offices)         (Zip Code)

  Issuers telephone number, including area code  (508) 922-2100
                                                 --------------

  Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X            No
                         ---               ---

  State the number of shares outstanding of each of the issuer's
  classes of common equity, as of  November 1, 1996.   754,382 shares
                                                       --------------

  Transitional small business disclosure format

                    Yes                No   X
                         ---               ---

                  BEVERLY NATIONAL CORPORATION
                            INDEX



PART I.     FINANCIAL INFORMATION                                 PAGE



Item 1.

      Financial Statements (Unaudited)

      Consolidated Balance Sheets at
      September 30, 1996 and December 31, 1995  . . . . . . . . . . 3

      Consolidated Statements of Income for the Three Months and
      Nine Months Ended September 30, 1996 and 1995 . . . . . . . . 5

      Consolidated Statements of Cash Flow for the
      Nine Months Ended September 30, 1996 and 1995 . . . . . . . . 7

      Notes to Consolidated Financial Statements. . . . . . . . . . 9



Item 2.

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations  . . . . . . . 10


PART II.    OTHER INFORMATION

Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . 19

Item 2.      Changes in Securities . . . . . . . . . . . . . . . . 19

Item 3.      Defaults Upon Senior Securities . . . . . . . . . . . 19

Item 4.      Submission of Matters to a Vote of Security Holders . 19

Item 5.      Other Information. . . . . .  . . . . . . . . . . . . 19

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . 19

             Signatures  . . . . . . . . . . . . . . . . . . . . . 18

                BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

                                               September 30,    December 31,
                                                   1996             1995
                                               -------------    ------------
ASSETS

Cash and due from banks                        $ 11,180,089     $  9,294,959
Federal funds sold                               13,200,000        5,800,000

Investments in available-for-sale securities     13,062,441       11,153,903
Investments in held-to-maturity securities       24,650,317       33,183,718
Federal Reserve Bank stock, at cost                  97,500           97,500

Loans:
  Commercial                                     16,444,351       16,485,532
  Real estate-construction and land development   5,628,055        4,648,818
  Real estate-residential                        38,513,851       34,092,682
  Real estate-commercial                         44,361,810       42,587,993
  Consumer                                        6,854,759        5,593,914
  Municipal                                         452,000          465,000
  Other                                             641,419          787,342
  Allowance for possible loan losses             (2,266,778)      (2,072,523)
  Deferred loan fees, net                          (121,943)         (96,940)
  Unearned income                                         0               (4)
                                               -------------    -------------
       Net loans                                110,507,524      102,491,814

Mortgages held for sale                           1,218,711          123,663
Premises and equipment, net                       4,309,736        4,377,035
Accrued interest receivable                       1,136,600        1,204,582
Other assets                                      1,256,467        1,393,520
                                               -------------    -------------
                                               $180,619,385     $169,120,694
                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                          $ 31,041,568     $ 34,500,825
  Interest bearing
    Regular savings                              37,689,276       34,300,913
    NOW accounts                                 31,739,472       30,316,353
    Money market accounts                        18,262,871       19,271,207
    Time deposits                                45,069,463       35,108,927
                                               -------------    -------------
      Total deposits                            163,802,650      153,498,225

Notes payable                                       685,627          685,627
Employee Stock Ownership Plan loan                  360,000          394,354
Other liabilities                                 1,074,194        1,071,736
                                               -------------    -------------
     Total liabilities                          165,922,471      155,649,942
                                               -------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (UNAUDITED)
                               (CONTINUED)


                                                September 30,     December 31,
                                                     1996            1995
                                                -------------     ------------

Stockholders' equity:

Preferred stock, $2.50 par value per share; 300,000
 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share;
 2,500,000 shares authorized; issued 791,349;
 outstanding, 754,382 shares                      1,978,373        1,978,373
Paid-in Capital                                   4,380,219        4,380,219
Retained earnings                                 9,524,009        8,304,831
Treasury stock, at cost (36,967 shares)            (706,420)        (744,619)
Net unrealized holding loss on
 available-for-sale securities                     (119,267)         (53,698)
Unearned compensation -
 Employee Stock Ownership Plan                     (360,000)        (394,354)
                                               -------------    -------------
Total stockholders' equity                       14,696,914       13,470,752
                                               -------------    -------------
                                               $180,619,385     $169,120,694
                                               =============    =============


























The accompanying notes are an integral part of these consolidated financial statements.

                   BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                   Nine Months Ended       Three Months Ended
                                     September 30,           September 30,
                                   1996        1995         1996       1995
                                  ------      ------       ------     ------
INTEREST INCOME:
  Interest and fees on loans    $7,548,255  $6,275,557   $2,736,674  $2,240,074
  Interest and dividends on
   investment securities:
     Taxable                     1,697,795   2,129,402      546,052     704,305
     Tax-exempt                     20,304      33,573        6,663      11,470
  Federal Funds Sold               288,022     232,520      122,311      77,126
  Other interest                   119,876           0       21,149           0
                                ----------  ----------   ----------  ----------
   Total interest and
    dividend income              9,674,252   8,671,052    3,432,849   3,032,975
                                ----------  ----------   ----------  ----------

INTEREST EXPENSE:
  Interest on Deposits           3,224,622   2,994,160    1,099,117   1,076,657
  Interest on Notes payable         44,654      78,064       14,960      26,434
                                ----------  ----------   ----------  ----------
   Total interest expense        3,269,276   3,072,224    1,114,077   1,103,091
                                ----------  ----------   ----------  ----------

Net interest and dividend income 6,404,976   5,598,828    2,318,772   1,929,884
                                ----------  ----------   ----------  ----------

 Provision for loan losses               0      60,000            0           0
                                ----------  ----------   ----------  ----------

Net interest and dividend income
 after provision for loan losses 6,404,976   5,538,828    2,318,772   1,929,884
                                 ---------  ----------   ----------  ----------

NONINTEREST INCOME:
  Income from fiduciary activities 644,557 669,467 213,036 217,155 Service charges on deposit
   accounts                        316,342     306,068      103,880      93,485
  Other deposit fees               173,977     181,994       56,752      65,142
  Other income                     264,965     242,977       94,664      73,252
                                ----------  ----------   ----------  ----------
   Total noninterest income      1,399,841   1,400,506      468,332     449,034
                                ----------  ----------   ----------  ----------









The accompanying notes are an integral part of these consolidated financial statements.

                   BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                   (CONTINUED)



                                  Nine Months Ended        Three Months Ended
                                     September 30,           September 30,
                                   1996        1995         1996       1995
                                  ------      ------       ------     ------


NONINTEREST EXPENSE:
  Salaries and employee benefits 3,018,517   3,017,887   1,072,069   1,005,275
  Occupancy expense                461,120     457,671     154,141     155,762
  Equipment expense                307,548     265,198      99,848     103,234
  Investment security
    (gain)loss, net                      0       6,813           0         316
  Loss(Gain) on sale of
    other real estate owned, net         0      17,456           0      17,456
  Data processing fees             164,011     251,014      55,563      73,308
  F.D.I.C. insurance premium         1,500     179,567         500      (9,333)
  Stationary and supplies          119,502     104,061      47,157      42,236
  Other expense                  1,169,764   1,018,360     461,717     288,911
                                ----------  ----------  ----------  ----------
   Total noninterest expense     5,241,962   5,318,027   1,890,995   1,677,165
                                ----------  ----------  ----------  ----------

   Income before income taxes    2,562,855   1,621,307     896,109     701,753
                                ----------  ----------  ----------  ----------
Income taxes                     1,072,100     662,500     373,600     286,000
                                ----------  ----------  ----------  ----------
   Net Income                   $1,490,755  $  958,807  $  522,509  $  415,753
                                ==========  ==========  ==========  ==========


Earnings per share:

Weighted average
 shares outstanding                753,994     751,172     753,994     751,172
                                ==========  ==========  ==========   =========
Net income per share            $     1.98  $     1.28  $     0.69   $    0.55
Dividends per share             $     0.24  $     0.20  $     0.12   $    0.12
Special dividend per share      $     0.12  $     0.00  $     0.00   $    0.00










The accompanying notes are an integral part of these consolidated financial statements.

             BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended September 30, 1996 and 1995
                            (UNAUDITED)

                                                         1996           1995
                                                       --------       --------
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities:
  Interest received                                  $ 9,594,611   $ 8,691,382
  Service charges and other income                     1,399,841     1,277,793
  Interest paid                                       (3,229,363)   (3,075,174)
  Cash paid to suppliers and employees                (4,858,515)   (5,129,248)
  Income taxes paid                                   (1,070,989)     (699,162)
                                                     ------------  ------------
  Net cash provided by operating activities            1,835,585     1,065,591
                                                     ------------  ------------

 Cash flows from investing activities:
  Proceeds from maturities of investment securities
    held-to-maturity                                  13,520,665    13,161,962
  Proceeds from maturities of investment securities
    available-for-sale                                 4,135,938     3,973,570
  Purchases of investment securities held-to-maturity (4,956,495) (5,052,274) Purchases of investment securities
    available-for-sale                                (6,104,155)   (3,332,980)
  Net increase in loans                               (9,834,403)  (10,705,946)
  Proceeds from sale of mortgages                              0         2,755
  Capital expenditures                                  (227,006)     (352,346)
  Proceeds from sale of fixed assets                           0            40
  Recoveries of previously charged off loans             698,645        71,352
  Decrease in other assets                               182,845       151,275
  Proceeds from sale of OREO                                   0       113,808
  Increase (decrease) in other liabilities               (37,536)      246,249
  Increase in federal funds sold                      (7,400,000)   (2,000,000)
                                                     ------------  ------------
  Net cash used in investing activities              (10,021,502)   (3,722,535)
                                                     ------------  ------------

 Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
    NOW, money market & savings accounts                 343,889    (4,575,965)
  Net increase in time deposits                        9,960,536     7,316,306
  Net increase in borrowings                                   0             0
  (Purchases) sale of treasury stock                      38,199       (49,500)
  Dividends paid                                        (271,577)     (241,215)
                                                     ------------  ------------
  Net cash provided by financing activities           10,071,047     2,449,626
                                                     ------------  ------------

 Net decrease in cash and cash equivalents             1,885,130      (207,318)
 Cash & cash equivalents beginning of year             9,294,959    10,031,837
                                                     ------------  ------------
 Cash & cash equivalents at September 30:            $11,180,089   $ 9,824,519
                                                     ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

             BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended September 30, 1996 and 1995
                              (UNAUDITED)
                              (CONTINUED)

Reconciliation of net income to net cash provided by operating activities:

                                                       1996           1995
                                                    ------------   ------------

Net income                                          $ 1,490,755    $   958,807
                                                    ------------   ------------

Depreciation expense                                    294,305        291,681
Amortization expense of investment securities            27,679         85,365
Accretion income of investment securities               (64,338)       (79,856)
Change in prepaid interest                               (2,950)        (2,950)
Provision for loan losses                                     0         60,000
Increase (decrease) in taxes payable                      1,111        (36,662)
Decrease in interest receivable                         (67,982)       (23,328)
Increase (decrease) in interest payable                  42,863       (119,958)
Increase (decrease) in accrued expenses                 (36,380)       114,657
Net gain on sale of mortgages                                 0         (2,755)
Change in deferred loan fees                             25,004         38,573
Change in prepaid expenses                              125,522       (217,559)
Change in unearned income                                    (4)          (424)
                                                    ------------   ------------
Total adjustments                                       344,830        106,784
                                                    ------------   ------------
Net cash provided by operating activities           $ 1,835,585    $ 1,065,591
                                                    ============   ============




Non-cash investing activities:

Loans transferred to other real estate owned        $         0    $   136,000
Loans originated for the sale of other real estate  $         0    $   560,000















The accompanying notes are an integral part of these consolidated financial statements.

                        BEVERLY NATIONAL CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996

                               (Unaudited)



1.   BASIS OF PRESENTATION

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


Introduction
------------

The following discussion and related consolidated financial statements include Beverly National Corporation (the
"Corporation") and its subsidiaries, Beverly National Bank (the
"Bank"), Cabot Street Realty Trust, and 86 Bay Road Realty Trust.


Summary
-------

The Corporation's net income for the nine months ended September 30, 1996, was $1,490,755 as compared to $958,807 for the time period ended September 30, 1995. This represents an increase of $531,948 or 55.5%. Earnings per share totaled $1.98 for the nine months ended September 30, 1996, as compared to earnings per share of $1.28 for the nine months ended September 30, 1995. The improved earnings per share reflect both the improvement in core earnings and non-recurring income.



                  NINE MONTHS ENDED SEPTEMBER 30, 1996
        AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995


Net Interest Income
-------------------

Net interest and dividend income for the nine months ended September 30, 1996, totaled $6,404,976 as compared to $5,598,828 for the same time period in 1995. This is an increase of $806,148 or 14.4%. Total interest and dividend income equaled $9,674,252 for the nine months ended September 30, 1996 as compared to $8,671,052 for the same time period in 1995, an increase of $1,003,200 or 11.6%. Loan income for the nine months ended September 30, 1996, totaled $7,548,255 as compared to $6,275,557 for the same time period in 1995. This increase of $1,272,698 or 20.3% reflects the continued increased loan production and the reduction of non-performing loans. Interest and Dividends on Taxable Investment Securities for the nine months ended September 30, 1996 totaled $1,697,795 as compared to $2,129,402 for the same period in 1995. This is a decrease of $431,607 or 20.3%. As taxable investment securities matured funds were redeployed to fund loan growth. In this regard, the investment portfolio was reduced by $6,624,863 during the first nine months while net loans increased $8,015,710. The interest earned from federal funds sold increased $55,502 or 23.9% for the nine months ended September 30, 1996 as compared to 1995, reflecting an increase in volume.

Other interest was recorded in the amount of $119,876 for the nine months ended September 30, 1996 as compared to $-0- for the corresponding time period in 1995. This interest is non-recurring and relative to a refund associated with taxation of municipal amortization of investment premiums.

Deposit interest expense equaled $3,224,622 for the nine months ended September 30, 1996, as compared to $2,994,160 for the same period in 1995. This increase of $230,462 or 7.7% reflects the current strategy of managing the cost of funds of the Bank. Average deposit rates have increased slightly during 1996 in comparison to 1995.

Notes payable interest expense for the nine months ended
September 30, 1996 decreased $33,410 in comparison to 1995 due to the reduction of corporate borrowings.


Loan Loss Provision
-------------------

The provision for the possible loan losses for the nine months ended September 30, 1996 was $-0- as compared to $60,000 for the same period in 1995. At September 30, 1996, the Corporation's allowance for possible loan losses was $2,266,778 representing 2.0% of gross loans at September 30, 1996 as compared to $2,072,523 or 2.0% of total loans at December 31, 1995. Factors that enabled the Bank to reduce provisions included management's evaluation of improving economic conditions including a stable local economy and the reduction of non-performing loan balances.

The Corporation's non-accrual loans were $1,792,654 at September 30, 1996 as compared to $2,374,226 at December 31, 1995. The decrease in non-accrual loans can be attributed primarily to the additional resources devoted to addressing the loans that are in non-accrual status.

The ratio of non-performing assets to total loans and mortgages held for sale was 1.57% for September 30, 1996 as compared to 2.97% as of December 31, 1995. This decrease can be attributed to the reduction of non-performing assets of $581,572. The ratio of allowance for loan losses to non-performing assets equaled 132.4% at September 30, 1996 as compared to 66.6% at December 31, 1995.

A total of $504,390 loans were charged off by the Corporation during the first nine months of 1996 as compared to $60,215 charged off during the corresponding period in 1995. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $698,645 was recovered of previously charged off notes by the Corporation during the nine month period ended September 30, 1996, as compared to $71,352 recovered of previously charged off notes during the corresponding period in 1995.

Noninterest Income
------------------

Noninterest income totaled $1,399,841 for the nine months ended September 30, 1996 as compared to $1,400,506 for nine months ended September 30, 1995. This is a decrease of $665 or .1%. Income from fiduciary activities totaled $644,557 for the nine months ended September 30, 1996 as compared to $669,467 for nine months ended September 30, 1995 a decrease of $24,910 or 3.7% due to a reduction of non-recurring trust services. Service charges on deposit accounts increased slightly as income totaled $316,342 for the nine months ended September 30, 1996, as compared to $306,068 for the same time period in 1995.

Other deposit fees declined slightly with a decrease of $8,017 or 4.4% for the nine months ended September 30, 1996 as compared to the same time period in 1995. Other income for the nine month period ended September 30, 1996 totaled $264,965 as compared to $242,977 September 30, 1995, an increase of $21,988 or 9.1%.


Noninterest Expense
-------------------

Noninterest expense totaled $5,241,962 for the nine months ended September 30, 1996, as compared to $5,318,027 for the same time period in 1995. This is an expense reduction of $76,065 or 1.4%. Salaries and benefits totaled $3,018,517 for the nine months ended September 30, 1996 as compared $3,017,887 for the same time period in 1995. This increase of $630 can be attributed to reduction of some benefit costs and limited salary increases. Occupancy expense totaled $461,120 for the nine months ended September 30, 1996 as compared to $457,671 for the same period in 1995. This increase is due to increased rental expense and repair and maintenance costs. The costs of equipment totaled $307,548 for the nine months ending September 30, 1996 as compared to $265,198 for the same period in 1995. An additional $217,000 of equipment purchases was made in the third quarter 1995 in relation to the scheduled data processing upgrades. Data processing fees totaled $164,011 for the nine months ended September 30, 1996 as compared to $251,014 for the corresponding time period in 1995. The decrease of $87,003 or 34.7% is related to the data processing upgrades and related 1995 expenses. The FDIC Insurance Premium totaled $1,500 for the nine months ended September 30, 1996 as compared to $179,567 for the corresponding period in 1995. This is a decrease of $178,067 or 99.2% of premium expense. This decrease is based on the reduction of FDIC Insurance premiums. Stationary and supplies totaled $119,502 at nine months ended September 30, 1996 as compared to $104,061 for the corresponding period in 1995. Legal and miscellaneous expenses were reduced by $96,500 due to a recovery of non-recurring trust expenses.

Income Taxes
------------

The income tax provision for the nine months ended September 30, 1996 totaled $1,072,100 in comparison to an income tax provision of $662,500 for the same time period in 1995. This increase of $409,600 or 61.8% reflects the increase in taxable income.


Net Income
----------

Net income amounted to $1,490,755 for the nine months ended September 30, 1996 as compared to net income of $958,807 for the same period in 1995, which is an increase of $531,948 or 55.5%. The increase in net income for nine months can be attributed to: increased loan production; collection of non-recurring interest; reduced loan loss provisions to the Allowance for Loan Losses; recovery of non-recurring trust expenses; and reduction of the FDIC insurance premium and data processing costs.

              THREE MONTHS ENDED SEPTEMBER 30, 1996
       AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995


Net Interest Income
-------------------

Net interest and dividend income for the three months ended September 30, 1996, totaled $2,318,772 as compared to $1,929,884 for the same time period in 1995. This increase was $388,888 or 20.2%. Total interest and dividend income equaled $3,432,849 for the three months ended September 30, 1996 as compared to $3,032,975 for the same time period in 1995, an increase of $399,874 or 13.2%. Loan income for the three months ended September 30, 1996, totaled $2,736,674 as compared to $2,240,074 for the same time period in 1995. This increase of $496,600 or 22.2% represents increased loan production, recovery of non-accrual income and the reduction of non-performing assets. Interest and Dividends on Taxable Investment Securities for the three months ended September 30, 1996 totaled $546,052 as compared to $704,305 for the same period in 1995. This is a decrease of $158,253 or 22.5%. Investment securities that matured funded the loan growth, during the quarter. The investment portfolio decreased $3,495,693 during the third quarter. The interest earned from federal funds sold increased $45,185 or 58.6% for the three months ended September 30, 1996 when compared to the same time period in 1995, due to increased volume. This reflects increased liquidity due to strong deposit growth.

Other interest was recorded in the amount of $21,149 for the three months ended September 30, 1996 as compared to $-0- for the corresponding time period in 1995. This interest is non-recurring and relative to taxation of municipal amortization of investment premiums.

Deposit interest expense equaled $1,099,117 for the three months ended September 30, 1996, as compared to $1,076,657 for the same period in 1995. This increase of $22,460 or 2.1% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

Notes payable interest expense for the three months ended
September 30, 1996 decreased $11,474 in comparison to the corresponding time period in 1995 due to the reduced level of corporate borrowings.

Loan Loss Provision
-------------------

No provisions to the allowance for possible loan losses were made during the third calendar quarters of 1996 or 1995, respectively. At September 30, 1996, the Corporation's allowance for possible loan losses was $2,266,778 representing 2.0% of gross loans as compared to the ratio of 2.0% of total loans at December 31, 1995.

The Corporation's non-accrual loans were $1,792,654 at September 30, 1996 as compared to $2,374,226 at December 31, 1995. The decrease in non-accrual loans can be attributed primarily to the additional resources devoted to collecting the loans that are in non-accrual status.

The ratio of non-performing assets to total loans and mortgages held for sale was 1.57% for September 30, 1996 as compared to 2.97% as of December 31, 1995. This decrease can be attributed to the reduction of non-performing assets of $581,572. The ratio of allowance for loan losses to non-performing assets equaled 132.4% at September 30, 1996 as compared to 66.6% at December 31, 1995.

A total of $46,719 loans were charged off by the Corporation during the third quarter of 1996 as compared to $1,975 charged off during the corresponding period in 1995. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $92,310 was recovered of previously charged off notes by the Corporation during the three month period ended September 30, 1996, as compared to $4,190 recovered during the corresponding period in 1995.


Noninterest Income
------------------

Noninterest income totaled $468,332 for the three months ended September 30, 1996 as compared to $449,034 for three months ended September 30, 1995. This is an increase of $19,298 or 4.3%. Income from fiduciary activities totaled $213,036 for the three months ended September 30, 1996 as compared to $217,155 for the three months ended September 30, 1995. Service charges on deposit accounts totaled $103,880 for the three months ended September 30, 1996, as compared to $93,485 for the same time period in 1995. Other deposit fees decreased $8,390 or 12.9% for the three months ended September 30, 1996 as compared to the same time period in 1995. There were no net security gains posted for the three month periods ended September 30, 1996 and September 30, 1995. Other income for the three month period ended September 30, 1996 totaled $94,664 as compared to $73,252 for the three month period ended September 30, 1995, an increase of $21,412 or 29.2%.

Noninterest Expense
-------------------

Noninterest expense totaled $1,890,995 for the three months ended September 30, 1996, as compared to $1,677,165 for the same time period in 1995. This increase totaled $213,830 or 12.7%. This increase is attributed to increased advertising, marketing, additional personnel, and repo collection costs. Salaries and benefits totaled $1,072,069 for the three months ended September 30, 1996 and $1,005,275 for the same time period in 1995. This increase is due to increased staffing during the third quarter. Occupancy expense totaled $154,141 for the three months ended September 30, 1996 as compared to $155,762 for the same period in 1995. The costs of equipment totaled $99,848 for the three months ended September 30, 1996 as compared to $103,234 for the same period in 1995. The increased equipment expense in 1995 can be attributed to the purchase of additional equipment in connection with the implementation of the data processing system. An additional $217,000 of equipment was purchased during the third quarter 1995 relative to a data processing upgrade. Data processing fees totaled $55,563 for the three months ended September 30, 1996 as compared to $73,308 for the corresponding time in 1995. This decrease of $17,745 or 24.2% relates to the additional data processing costs in 1995. The FDIC Insurance Premium was $500 for the three months ended September 30, 1996 as compared to ($9,333) for the corresponding period in 1995. Other expenses totaled $461,717 at three months ended September 30, 1996 as compared to $288,911 for the same period in 1995. This reflects the increases in marketing costs of $137,250 and repo collections costs of $94,525.


Income Taxes
------------

The income tax provision for the three months ended September
30, 1996 totaled $373,600 in comparison to an income tax provision of $286,000 for the same time period in 1995. This increase reflects an increase of taxable income.


Net Income
----------

Net income amounted to $522,509 for the three months ended September 30, 1996 as compared to net income of $415,753 for the same period in 1995, which is an increase of $106,756 or 25.7%. The increase in net income for the quarter can be attributed to: increased loan production, recovery of non-accrual interest and no loan loss provision.

Capital Resources
-----------------

As of September 30, 1996, the Corporation had total capital in the amount of $14,696,914, as compared with $13,470,752 at December 31, 1995, which represents an increase of $1,226,162 or 9.1%.

The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of September 30, 1996, the Bank's Tier 1 capital amounted to 7.73% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At September 30, 1996, the Bank's ratio of risk-based capital to risk weighted assets amounted to 13.00%, which satisfies the applicable risk based capital requirements. As of December 31, 1995, the Corporation's Tier 1 capital amounted to 7.35% of total assets and risk based capital amounted to 12.57% of total risk based assets. The capital ratios of the Corporation and the Bank exceed regulatory requirements.


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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $7,675,804 or 20.3% at September 30, 1996 of the investment securities portfolio, and $16,843,430 at December 31, 1995, representing 38.0% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goal and general practice is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year or less than 10% of Total Earning Assets, so that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently.

                         SIGNATURES


   Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BEVERLY NATIONAL CORPORATION
                                          (Registrant)



   Date:  November 12, 1996        By: /s/ Lawrence M. Smith
                                      ----------------------
                                      Lawrence M. Smith
                                      President,  Chief Executive Officer



   Date:  November 12, 1996        By: /s/ Peter E. Simonsen
                                      ----------------------
                                      Peter E. Simonsen
                                      Treasurer, Principal Financial Officer

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

Item 3.    Defaults Upon Senior Securities                         None

Item 4.    Submission of Matters to a Vote of Security Holders     None

Item 5.    Other Information                                       None

Item 6.    Exhibits and Reports on Form 8-K

             a.  Exhibits

                  Exhibit Number

                  27. Financial Data Schedule

             b.  The Corporation did not file any reports on Form
                 8-K during the quarter ended September 30, 1996.