Form 10KSB
period 1996-12-31
BEVERLY NATIONAL CORP
filed 1997-03-28
CIK 742275

FORM 10-KSB
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                  Annual Report



(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:                     December 31,1996
                                              -----------------
                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from_______________to_______________

Commission file number    33-22224-B
                         -----------

                           Beverly National Corporation
------------------------------------------------------------------------------
                      (Name of small business in its charter)


A Massachusetts Corporation                                04-2832201
(State or other jurisdiction of                          ----------------
incorporation or organization)                          (I.R.S. Employer
                                                        Identification No.)

240 Cabot Street  Beverly, Massachusetts                    0l9l5
----------------------------------------                --------------
(Address of principal executive offices)                (Zip Code)

Issuers telephone number, including area code          (508) 922-2100
                                                       ---------------

Securities registered pursuant to Section l2 (b) of the Act:


Title of each class                 Name of each exchange on which registered

        None
-------------------                 -----------------------------------------

Securities registered pursuant to l2(g) of the Act:

        None
-------------------                ------------------------------------------
                                   (Title of class)

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                     Yes    X                No
                        --------               --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ].



State issuer's revenues for its most recent fiscal year.   $15,061,529
                                                           -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $11,726,925
-----------

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. State the number of shares outstanding of each of the issuer's classes of common equity, as of the
latest practicable date.     754,382
                             -------

                      DOCUMENTS INCORPORATED BY REFERENCE


NONE

PART l



ITEM l.     BUSINESS


Beverly National Corporation, a Massachusetts corporation ("Corporation or Holding Company"), is a registered bank holding company under the Bank Holding Company Act of l956, as amended. The Holding Company has one banking subsidiary, Beverly National Bank ("Bank"), and also owns l00% of a Massachusetts Business Trust; Cabot Street Realty Trust. The principal executive office of the Corporation is located at 240 Cabot Street, Beverly, Massachusetts 0l9l5, and telephone number is (508) 922-2100. The Holding Company owns all outstanding shares of the Bank and Cabot Street Realty Trust.


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

The business of the Bank is not significantly effected by seasonal factors.

In the last five years the Bank derived its operating income from the following sources:

                                       % of Operating Income

                                   1996    1995   1994   1993   1992
                                   ----    ----   ----   ----   ----
Interest and fees on loans          68%     63%    58%    60%    62%
Interest and dividends on
Securities and Fed. Funds
Sold and Certificate of Deposit     18      23     28     26     25
Charges, fees and other
sources                             14      14     14     14     13
                                   ----    ----   ----   ----   ----
                                   100%    100%   100%   100%   100%


Competition
-----------

In Massachusetts generally, and in the Bank's primary service area, there is intense competition in the commercial banking industry. In addition to commercial banks, the Bank competes with other financial institutions such as savings banks, savings and loan associations and credit unions, in obtaining lendable funds and in making loans. In the Bank's primary service area there are two national banks, one Massachusetts trust company, five savings banks, two co-operative banks and one finance company. Included among those financial institutions are regional banks such as Bank Boston and Fleet Bank Massachusetts.

Regulation of the Corporation
-----------------------------

The Corporation is a registered bank holding company under the Bank Holding Company Act of l956, as amended. It is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and files with the Federal Reserve Board the reports as required under the Bank Holding Company Act.

The Bank Holding Company Act generally requires prior approval by the Federal Reserve Board of the acquisition by the Corporation of substantially all the assets or more than five percent of the voting stock of any bank. The Bank Holding Company Act also allows the Federal Reserve Board to determine (by order or by regulation) what activities are so closely related to banking as to be a proper incident of banking, and thus, whether the Corporation can engage in such activities. The Bank Holding Company Act prohibits the Corporation and the Bank from engaging in certain tie-in arrangements in connection with any extension of credit, sale of property or furnishing of services.

Federal laws now permit adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wider geographic market. In light of this change in the law, it will be possible for large super-regional organizations to enter many new markets including the market served by the Bank. It is not possible to assess what impact these changes in the regulatory scheme will have on the Corporation or the Bank.

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

Under the Bank Holding Company Act of l956, as amended and the regulations of the Federal Reserve System promulgated thereunder, no corporation may become a bank holding company as defined therein, without prior approval of the Board of Governors of the Federal Reserve System. The Corporation received the approval of the Board of Governors to become a bank holding company on May 29, l984.
The Corporation will also have to secure prior approval of the Board of Governors of the Federal Reserve System if it wishes to acquire voting shares of any other bank, if after such acquisition it would own or control more than 5% of the voting shares of such bank. The Corporation is also limited under the Bank Holding Company Act of l956, as amended, as to the types of business in which it may engage.

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

Regulation of the Bank
----------------------

The Bank is subject to regulation by the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The business of the Bank is subject in certain areas to state laws applicable to banks.

Employees
---------

The Corporation and the Bank employ 94 officers and employees.

Distribution of Assets, Liabilities and Stockholders' Equity:
-------------------------------------------------------------
Interest Rates and Interest Differential
----------------------------------------

The following tables present the condensed average balance sheets and the components of net interest differential for the two years ended December 31, l996 and l995. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis.

                                                        1996
                                        ------------------------------------
                                           Average       Interest     Yield/
                                           Balance       Inc./Exp.     Rate
                                        ------------------------------------
ASSETS

Federal funds sold                       $  9,530,601   $   497,253     5.22%
Investment securities(1)                   27,728,937     1,572,490     5.67%
Securities available for sale              12,435,572       706,134     5.68%
Loans, net of unearned income (1,2,3)     110,537,761    10,204,645     9.23%
                                         ------------   -----------     -----
Total earning assets                      160,232,871    12,980,522     8.10%
                                         ------------   -----------     -----
Other non interest- earning assets         13,148,160
                                         ------------
Total average assets                     $173,381,031
                                         ============

LIABILITIES

Savings deposits                         $ 36,518,157   $ 1,102,811     3.02%
NOW accounts                               28,586,728       468,296     1.64%
Money market accounts                      21,302,347       670,187     3.15%
Time deposits $100,000 and over             4,198,562       235,271     5.60%
Other time deposits                        35,359,559     1,967,671     5.56%
Short-term borrowings                               0             0        0%
Notes payable                                 660,227        59,338     8.99%
                                         ------------   -----------     -----
Total interest-bearing liabilities        126,625,580     4,503,574     3.56%
                                         ------------   -----------     -----
Non interest-bearing deposits              31,040,004
0ther non interest- bearing liabilities     1,517,702
Stockholders' equity                       14,197,745
                                         ------------
Total average liabilities and
  stockholders' equity                   $173,381,031
                                         ============
Net interest income                                     $ 8,476,948
                                                         ===========
Net yield on interest earning assets                                    5.29%
                                                                        =====

(1) Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $14,197. A federal tax rate of 34% was used in performing this calculation.

(2) Includes loan fees of $215,954.

(3) Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders' Equity:
-------------------------------------------------------------
Interest Rates and Interest Differential(Continued)
---------------------------------------------------

                                                          1995
                                       ----------------------------------------
                                           Average      Interest      Yield/
       	                                   Balance      Inc./Exp.     Rate
                                       ----------------------------------------
ASSETS

Federal Funds sold                     $  5,439,178   $   317,032     5.83%
Investment securities (l)                41,431,251     2,238,402     5.40%
Securities available for sale            10,392,725       590,956     5.69%
Loans, net of unearned  income (1,2,3)   93,226,841     8,504,806     9.12%
                                       ------------   -----------     -----
Total earning assets                    150,489,995    11,651,196     7.74%
                                       ------------   -----------     -----
Other non interest-earning assets        13,719,694
                                       ------------
Total average assets                   $164,209,689
                                       ============

LIABILITIES

Savings deposits                       $ 36,070,516   $ 1,112,693     3.08%
NOW accounts                             29,631,193       407,670     1.38%
Money market accounts                    21,560,428       714,734     3.32%
Time deposits $100,000 and over           3,287,467       178,170     5.42%
Other time deposits                      29,491,197     1,644,838     5.58%
Short-term borrowings                        15,068           923     6.13%
Notes payable                             1,033,544        96,134     9.30%
                                       ------------   -----------     -----
Total interest-bearing liabilities      121,089,413     4,155,162     3.43%
                                       ------------   -----------     -----
Non interest-bearing deposits            28,985,310
Other non interest-bearing liabilities    1,162,614
Stockholders' equity                     12,972,352
                                     --------------
Total average liabilities and
 stockholders' equity                $  164,209,689
                                     ==============

Net interest income                                   $ 7,496,034
                                                      ===========
Net yield on interest earning assets                                  4.98%
                                                                      -----

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


                                             1996 as compared to l995
                                      ---------------------------------------
                                               Due to a change in:
                                       Volume(1)       Rate(1)         Total
                                      ---------------------------------------
Interest income from:

Federal funds sold                    $   216,416    $ (36,195)   $   180,221
Investment securities                    (772,855)     106,943       (665,912)
Securities available for sale             116,217       (1,039)       115,178
Loans, net of unearned interest         1,597,849      101,990      1,699,839
                                      -----------    ---------    -----------
Total                                 $ 1,157,627    $ 171,699    $ 1,329,326
                                      -----------    ---------    -----------

Interest expense on:

Savings deposits                      $    12,996    $ (22,878)   $    (9,882)
NOW accounts                              (14,734)      75,360         60,626
Money market accounts                      (8,909)     (35,638)       (44,547)
Time deposits $100,000 and over            50,820        6,281         57,101
Other time                                328,705       (5,872)       322,833
Short term borrowings                        (923)           0           (923)
Notes payable                             (33,852)      (2,944)       (36,796)
                                      -----------   ----------    -----------
Total                                     334,103       14,309        348,412
                                      ------------  ----------    -----------
Net interest income                   $   823,524    $ 157,390    $   980,914
                                      ===========   ==========    ===========

                                               1995 as compared to l994
                                     ---------------------------------------
                                                Due to a change in:
                                     Volume(1)       Rate(1)        Total
                                     ---------------------------------------
Interest income from:

Certificate of deposit               $   (1,046)   $       0      $   (1,046)
Federal funds sold                       33,642       95,763         129,405
Investment securities                  (704,366)     125,954        (578,412)
Securities available for sale            87,219      (29,869)         57,350
Loans, net of unearned interest       1,052,790        3,904       1,056,694
                                     ----------    ----------     ----------
Total                                $  468,239    $ 195,752      $  663,991
                                     ----------    ----------     ----------
Interest expense on:

Savings deposits                     $ (190,161)   $ 206,887      $   16,726
NOW accounts                            (40,852)     (70,268)       (111,120)
Money market accounts                   (36,084)     255,506         219,422
Time deposits $100,000 and over          27,560       44,832          72,392
Other time                              135,518      430,600         566,118
Short term borrowings                   (44,246)     (14,124)        (58,370)
Notes payable                            45,258      (14,579)         30,679
                                     ----------    ---------      ----------
Total                                  (103,007)     838,854         735,847
                                     ----------    ---------      ----------
Net interest income                  $  571,246    $(643,102)     $  (71,856)
                                     ==========    =========      ==========

(1) The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume ona pro rated basis.

Investment Portfolio

The following table indicates the carrying value of the Corporation's consolidated investment portfolio at December 31, l996 and 1995:


                                   1996 Carrying Value     1995 Carrying Value
                                   -------------------     -------------------
Investments Held to Maturity:
 U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies             $22,407,095            $32,402,473

Investments Held to Maturity:
 Obligations of states and
 political subdivisions                    227,373                481,245

Investments Held to Maturity:
 Other debt securities                     300,000                300,000
                                       -----------            -----------
                                       $22,934,468            $33,183,718
                                       ===========            ===========

Federal Reserve Bank Stock                  97,500                 97,500
                                       ===========            ===========

Investments Available for sale         $17,608,128            $11,153,903
                                       ===========            ===========


As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS No. 115 had the following effect on the consolidated financial statements for the year ended December 31, 1994:


Addition to stockholder's equity:
 Net unrealized holding gain on
  available-for-sale securities............       $57,161
 Less tax effect...........................        24,166
                                                  -------
                                                  $32,995
                                                  =======

The following table shows the maturities, amortized cost basis and weighted average yields of the Corporation's consolidated investment in held to maturity and available for sale securities at December 31, l996. The yields on state and municipal securities are presented on a tax equivalent basis. A federal tax rate of 34% was used in performing this calculation.*


(In thousands)
                                 After one         After five
                   Within        but within        but within          After
                  one year       five years        ten years         ten years
Maturing:     Amount    Yield   Amount   Yield   Amount   Yield   Amount  Yield
--------      ------    -----   ------   -----   ------   -----   ------  -----

U.S. Govt.
& Agency
obligations   $7,499    5.60%   $31,383  6.00%   $1,001   7.00%

State and
Political
subdivisions      42    5.16%       185  6.44%                      $100  4.69%

Other
securities                                          300   8.10%
              ------    -----   -------  -----   ------   -----     ----  -----
              $7,541    5.60%   $31,568  6.00%   $1,301   7.25%     $100  4.69%
              ======    =====   =======  =====   ======   =====     ====  =====

         * Federal Reserve Stock not included.

Non-Accrual, Past Due and Restructured Loans
--------------------------------------------

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

(In thousands)                            1996              1995
                                          ----            ------
Loans, non-accrual                        $346            $2,374

Loans past due 90 days or
more and still accruing                      0               737
                                          ----             -----
 Total                                    $346            $3,111
                                          ====            ======

The amount of interest income recorded during 1996 and 1995 on non-accrual loans and restructured loans outstanding at December 31, 1996 and 1995 amounted to $1,737 and $16,593, respectively. Had these loans performed in accordance with their original terms, the amount recorded would have been $37,617 in 1996 and $190,312 in 1995.

As of December 31, 1996, there were no loans which are not now included above but where known information about possible credit problems of borrowers which caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

There are no industry concentrations in the Bank's Loan Portfolio, however there is a geographical concentration as the Bank's market area is northeastern Massachusetts.

Loan Portfolio

The following table summarizes the distribution of the Bank's loan portfolio and mortgages held for sale as of December 31 the years indicated:

(In thousands)            1996       1995        1994        1993       1992
                        -------    --------    --------    -------    -------
Commercial, financial
  & agricultural        $16,947    $ 16,486    $ 16,323    $16,689    $21,154

Real estate-
  construction
  and land development    5,847       4,649       3,807      1,622        960

Real estate-
  residential            40,983      34,217      26,037     27,345     26,580

Real estate-
  commercial             46,150      42,588      35,702     32,591     29,002

Consumer                  6,538       5,594       6,481      7,028     10,228

Municipal tax-exempt
 obligations                452         465         146          0          0

Loans to depository
 institutions                 0           0           0          0          0

Other                       583         787         176        166        241
                       --------    --------     -------    -------    -------
                       $117,500    $104,786     $88,672    $85,441    $88,165

Allowance for possible
  loan losses            (2,197)     (2,073)     (2,075)    (2,764)    (2,555)

Deferred loan fees net      (86)        (97)        (40)       (13)       (62)

Unearned income               0           0          (1)        (8)       (50)
                       --------    --------     -------    -------    -------
        Net loans      $115,217    $102,616     $86,556    $82,656    $85,498
                       ========    ========     =======    =======    =======


Loan maturities for commercial, financial and agricultural at December 31, l996 were as follows: $11,906,766 due in one year or less; $4,611,215 due after one year through five years; $429,407 due after five years. Of the Bank's commercial, financial and agricultural loans due after one year, $4,403,495 have floating or adjustable rates and $637,127 have fixed rates.

Loan maturities for real estate construction and land development at December 31, 1996 were as follows: $2,136,966 due in one year or less, $1,233,862 due after one year through five years and $2,476,664 due after five years.

Summary of Loan Loss Experience

The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for possible loan losses at December 31 for each of the years indicated:

   (In thousands)            1996     1995     1994     1993     1992
                           --------  -------  -------  -------  ------
Average loans outstanding,
   net of unearned income  $110,538  $93,227  $82,154  $84,721  $91,435
                           ========  =======  =======  =======  ======

Allowance for possible loan losses

Balance at beginning
   of period                  2,073    2,075    2,764    2,555    1,270
                             ------   ------   ------   ------   ------
Charge-offs:
   Real Estate-
     Construction                 0        0        0        0        0
   Real Estate-
     Residential                  0        0      (64)       0     (205)
   Real Estate-
     Commercial                (670)     (28)    (322)      (5)    (403)
   Commercial,
     Financial & Agric.         (76)     (20)    (741)    (591)    (356)
   Consumer                      (9)     (30)     (22)     (35)     (89)
   Municipal Tax Exempt Loans     0        0        0        0        0
   Loans to Depository Inst.      0        0        0        0        0
   Other Loans                    0        0        0        0        0

Recoveries:

   Real Estate-Construction       0        0        0        0        0
   Real Estate-Residential      209       50        0        0        4
   Real Estate-Commercial       265       10        0        6        0
   Commercial, Financial
     & Agric.                   385       10      234      156       26
   Consumer                      21        6       11       28       28
   Municipal Tax Exempt Loans     0        0        0        0        0
   Loans to Depository Inst.      0        0        0        0        0
   Other loans                    0        0        0        0        0
                               ----     ----     ----     ----     ----
Net charge-offs                 125       (2)    (904)    (441)    (995)
                               ----     ----     ----     ----     ----

Provision for loan losses         0        0      215      650    2,280
                             ------    -----   ------   ------   ------
Balance at period end        $2,198   $2,073   $2,075   $2,764   $2,555
                             ======   ======   ======   ======   ======
Ratio of net charge-offs
  to average loans            0.11%    0.00%    1.10%     .52%    1.09%
                             ======    =====    =====    =====    =====

ALLOWANCE FOR POSSIBLE LOAN LOSSES:
----------------------------------

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

The following table reflects the allocation of the allowance for possible loan losses and the percentage of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

                          1996                            1995
                              Percent of                        Percent of
                              loans in                          loans in
                              category to                       category to
                  Amount      total loans         Amount        total loans
                ---------     -----------        --------       ------------

Commercial
Financial &
Agricultural   $  397,064        14.6%         $  649,208          15.7%


Real Estate-
Construction       40,968         5.0%             72,056           4.4%

Real Estate-
Residential       309,374        34.3%            102,302          32.7%

Real Estate-
Commercial        606,220        39.6%            698,032          40.6%

Consumer            9,208         5.6%             19,937           5.4%

Municipal Tax
Exempt Loans            0          .4%                  0            .4%

Other                   0          .5%                  0            .8%

Unallocated       834,860           0%            530,988             0%
               ----------       ------         ----------         ------
   Total       $2,197,694       100.0%         $2,072,523         100.0%
               ==========       ======         ==========         ======

Deposits
--------

The following table shows the average deposits and average interest rate paid for the last two years:


                                1996                        1995
                       ------------------------    ------------------------
                         Average        Average      Average        Average
                         Balance        Rate         Balance        Rate
                       -------------   --------    -------------   --------
Demand Deposits        $  31,040,004      0.00%     $ 28,985,310      0.00%
NOW Accounts              28,586,728      1.64%       29,631,193      1.38%
Money Market Accounts     21,302,347      3.15%       21,560,428      3.32%
Savings Deposits          36,518,157      3.02%       36,070,516      3.08%
Time Deposits $100,000
  and over                 4,198,562      5.60%        3,287,467      5.42%
Other Time Deposits       35,359,559      5.56%       29,491,197      5.58%
                       -------------      -----     ------------      -----
    Total              $ 157,005,357      2.83%     $149,026,111      2.72%
                       =============      =====     ============      =====


As of December 31, 1996, the Bank had certificates of deposit in amounts of $100,000 and over aggregating $4,434,744. These certificates of deposit mature as follows:

           Maturity                              Amount
           --------                            ----------
  3 months or less                             $1,312,207
  Over 3 months through 6 months                  857,012
  Over 6 months through 12 months                 501,622
  Over 12 months                                1,763,903
                                               ----------
               Total                           $4,434,744
                                               ==========

Return on Equity and Assets
---------------------------

The following table summarizes various financial ratios of the Corporation for each of the last two years:


                                          Year ended December 31,
                                          ------------------------
                                              1996        1995
                                            --------    --------
Return on average total
 assets (net income divided
 by average total assets)                     1.16%       .87%

Return on average
 stockholders' equity
 (net income divided by
 average stockholders' equity)               14.22%     11.04%

Dividend payout ratio
 (total declared dividends
 divided by net income)                      21.66%     29.43%

Equity to assets ratio
 (average stockholders' equity
 as a percentage of average
 total assets)                                8.19%      7.90%


Short-term Borrowings
---------------------

The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank's business and are composed of three types. Federal funds purchased represent daily transactions which the Bank uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily reflecting existing market conditions. Other borrowings in 1994 consisted of a term loan from Warren Five Cents Savings Bank to Beverly National Corporation. There were no short-term borrowings during 1996. The following table summarizes such short-term borrowings at December 31 for each of the years indicated:


                              Maximum                         Weighted
                               amount                          average
                                out-           Average        interest
                 Balance,     standing         amount           rate
                 end of        at any            out-          during
Year Ended       period       month-end        standing        period
----------       ------       ----------       ---------     ---------
 1996             -0-            -0-              -0-           -0-

 1995             -0-            -0-            $ 15,068        6.13%

 1994             -0-         $1,250,000        $665,753        8.91%

ITEM 2. PROPERTIES

The Bank's main office (15,000 square feet) at 240 Cabot Street, Beverly, Massachusetts is owned by the Bank. The Bank completed renovations in 1988 which has enhanced the Bank's ability to effectively serve its customer base.

The Bank's Operation Center (12,000 square feet) is located at 246 Cabot Street, immediately adjacent to the Bank's main office, and is owned by Cabot Street Realty Trust. The Operations Center provides a loan center and an on-site item processing facility for the Bank. It is encumbered by a mortgage securing an industrial revenue bond with an outstanding balance as of December 31, 1996 of $385,627.

The Bank's South Hamilton office, built in 1991 (2,388 square feet) at 25 Railroad Avenue, South Hamilton, Massachusetts is owned by the Corporation.
The office is part of a four-unit condominium. The three other units are owned by third parties.

The Bank's Topsfield office (2,109 square feet) at 15 Main Street, Topsfield, Massachusetts is leased by the Bank from a third party with a term that expires February 2000 and a current annual rent of $39,280.

The Bank's North Beverly Plaza office (5,127 square feet) at 63 Dodge Street, Beverly, Massachusetts is leased by the Bank from a third party with a term that expires October 2001 and a current annual rent of $40,500.

The Bank has two stand-alone, automatic teller machines which are located at Beverly Hospital, Herrick Street, Beverly, Massachusetts and Crosby's Market, Manchester by the Sea.

Listed below are additions to property in 1997:

The Bank has established a High School Branch located at Hamilton-Wenham Regional High School (340 square feet) at Bay Road, Hamilton, Massachusetts.

The Bank has established a High School Branch at Beverly High School (491 square feet) at Sohier Road, Beverly, Massachusetts.

The Bank has established a stand-alone ATM which is located at Cummings Center Parking Lot, 100 Cummings Center, Beverly, Massachusetts.

The Bank established a full-service Branch Office, at Cummings Center (3,502 square feet), Cummings Center, 100 Cummings Center-Suites 101M and 101N, Beverly, Massachusetts. The current annual rent for Cummings is $61,850.55

In Management's opinion, all properties occupied by the Bank are in good condition, and are adequate at present and for the foreseeable future for the purposes for which they are being used and are properly insured.

ITEM 3. LEGAL PROCEEDINGS

There are no pending material legal proceedings other than ordinary routine litigation incidental to normal business to which the Corporation or the Bank is a party or to which any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

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


                                           1996             1995
                                          -----            ------
         Quarter ended March 31,         $18.50            $15.00
         Quarter ended June 30,           19.75             17.00
         Quarter ended Sept. 30,          20.25             17.50
         Quarter ended Dec. 31,           20.30             18.50


Capital
-------

The Beverly National Corporation Employee Stock Ownership Plan (ESOP) established a $400,000 line with Andover Bank for the purpose of purchasing Beverly National Corporation Stock. As of December 31, 1996 the ESOP purchased $360,000 of Beverly National Corporation stock.

For restrictions on the ability of the Bank to pay dividends to the Corporation (see Note 15).

The number of record holders of the Corporation's common stock was 383 as of March 1, 1997. The Corporation declared quarterly cash dividends and one special dividend on its outstanding common stock, which amounted to an aggregate regular dividend per share of $.46 for the year, $.12 special dividends per share during 1996 and a $.44 regular dividend per share; $.12 special dividend per share during 1995.

ITEM 6.

MANAGEMENT'S DISCUSSIONS AND ANALYSIS 1996 AS COMPARED TO 1995
---------------------------------------------------------------

The total assets of the Corporation as of December 31, 1996 amounted to $188,017,011 as compared to $169,120,694 in 1995. This increase amounted to $18,896,317 or 11.2%.

The economy of the Corporation's market area is considered stable.

Investment Portfolio
--------------------

As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This resulted in new classifications of investment securities; Investments-Held-to-Maturity, and Investments Available-for-Sale. The securities reported in available for sale are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. The securities reported in Securities-Held-to-Maturity are carried at amortized cost.

Securities-Held-to-Maturity
---------------------------

The investments in Securities-Held-to-Maturity totaled $22,934,468 at December 31, 1996 as compared to $33,183,718 at December 31, 1995. This is a decrease of $10,249,250 or 30.9%. U.S. Treasury and U.S. Agency obligations totaled $22,407,095 at December 31, 1996 as compared to $32,402,473 at December 31, 1995 a decrease of $9,995,378 or 30.8%. The decrease in U.S. Treasury and Agency securities funded loan growth. The majority of investment purchases were made in the 24 to 60-month maturity range. State and municipal obligations held to maturity totaled $227,373 at December 31, 1996 as compared to $481,245 at December 31, 1995. This decrease totaled $253,872 or 52.7%. The decrease in the state and municipal portfolio is attributed to maturing issues. Management continues the investment focus on short to medium term U.S. Treasury notes and Government agencies.

It is management's intent to hold those securities designated as held-to-maturity in the Investment Securities Portfolio until maturity. The strategic maturity spread of the portfolio includes consideration for foreseeable events and liquidity conditions.

Securities-Available-for-Sale
-----------------------------

The balance of Investments in Available-for-Sale totaled $17,608,128 as of December 31, 1996 as compared to the balance of Securities- Available-for-Sale which totaled $11,153,903 as of December 31, 1995, an increase of $6,454,225 or 57.9%. These investments are primarily comprised of short to medium term U.S. Treasury and U.S. Government Agency Securities. These securities may be used to meet the liquidity needs of the Bank or Corporation. This increase is designed to give the Bank additional flexibility in managing liquidity needs.

Federal Funds Sold
------------------

These short-term Liquidity Loans to other commercial banks totaled $14,100,000 at December 31, 1996 in comparison to $5,800,000 at December 31, 1995. The Bank's liquidity position is adequate to cover the increased loan demand or reduction of deposits. The increase of Federal Funds Sold can be attributed to an increased volume of deposit customers, at year end.

Loans
-----

Net Loans at December 31, 1996 totaled $114,252,890 as compared to $102,491,814 at December 31, 1995. This increase was $11,761,076 or 11.5%.

Commercial Loans totaled $16,946,508 at December 31, 1996 as compared to $16,485,532 at December 31, 1995. This is an increase of $460,976 or 2.8%.
This is attributed to increased competition for small business credit. The growth in the Bank's loan portfolio has been primarily in the Real Estate Portfolio. Real estate construction loans totaled $5,847,491 at December 31, 1996 as compared to $4,648,818 at December 31, 1995. This is an increase of $1,198,673 or 25.8%, which can be attributed to both increased commercial and residential real estate construction activity. Real estate residential loans totaled $40,019,022 at December 31, 1996 as compared to $34,092,682 at December 31, 1995. This is an increase of $5,926,340 or 17.4%. The increased residential loan balances can be attributed to a successful variable rate program. Real estate commercial loans totaled $46,150,365 at December 31, 1996 as compared to $42,587,993 at December 31, 1995, representing an increase of $3,562,372 or 8.4%. The strong local reputation of the Bank's commercial lending team has allowed the Bank's portfolio to grow as the local economy has strengthened. This increase is attributable to the Bank's marketing campaign to raise the level of awareness of the Bank in the community. Consumer loans totaled $6,538,122 at December 31, 1996 as compared to $5,593,914 at December 31, 1995. This is an increase of $944,208 or 16.9%.

There are no industry concentrations in the Bank's loan portfolio. The Corporation is however exposed to geographic concentrations as the majority of the Bank's loan portfolio is compiled of loans collateralized by real estate located in the Commonwealth of Massachusetts.

Premises and Equipment
----------------------

Premises and equipment increased $56,494 or 1.3% from $4,377,035 at December 31, 1995 to $4,433,529 December 31, 1996. This increase can be attributed to the establishment of a new ATM located at Crosby's Market, Manchester by the Sea and construction in progress at the following locations: Beverly High School Branch, Hamilton-Wenham Regional High School Branch, Cummings Center Branch and Cummings Center ATM kyosk.

Deposits
--------

Deposits totaled $170,738,228 at December 31, 1996 as compared to $153,498,225 at December 31, 1995. The increase of $17,240,003 or 11.2% can be attributed to deposit products being priced competitively to increase market share. Deposit growth can be attributed to the continued growth of core deposits along with two successful certificate of deposit programs that attracted approximately $10,000,000 in deposits during the third quarter 1996. The increased NOW account balance can be attributed to a successful municipal deposit program.

Notes Payable
-------------

Notes Payable totaled $385,627 at December 31, 1996 as compared to $685,627 at December 31, 1995, a decrease which reflects the payment of a loan from First and Ocean National Bank in the amount of $300,000. The principal balance of the loan was reduced $300,000 in the fourth quarter, which paid off the loan (see Note 7 of the financial statements). The balance outstanding of Notes Payable reflects the $385,627 balance of an industrial revenue bond issued for Cabot Street Realty Trust. The Corporation expects cash flow from Cabot Street Realty Trust and dividends from the Bank to fund the repayment of the loan.


Other Liabilities
-----------------

Other Liabilities increased $318,859 or 29.8% from $1,071,736 at December 31, 1995 to $1,390,595 at December 31, 1996. This increase is due to higher interest payable, taxes payable and accrued benefits.

Capital
-------

The primary increase in capital of $1,671,809 can be attributed to internal capital growth of $1,582,070, a net reduction of the leveraged ESOP of $34,354 and exercised stock options from Treasury stock.

Consolidated Statements of Income
---------------------------------

Net interest and dividend income totaled $8,462,751 for the year ended December 31, 1996 as compared to $7,481,497 for the year ended December 31, 1995. This increase was $981,254 or 13.1%. The interest income and interest expense described below created this occurrence.

Loan Income
-----------

Interest and fee's on loans totaled $10,198,532 for the year ended December 31, 1996 as compared to $8,504,806 for 1995. This is an increase of $1,693,726 or 19.9%. The loan portfolio continued to change in composition during the year. Unsecured consumer loans continued to decline. There was a significant increase in residential and commercial real estate loans in 1996. The growth of residential mortgages can be primarily attributed to the growth of variable rate mortgage loans. The growth of loan income can be based on the increased real estate production along with a continued reduction of non-accrual loans throughout the year.

Investment Securities Income
----------------------------

Taxable investment securities income for 1996 totaled $2,246,765 as compared $2,772,065 in 1995. This is a decrease of $525,300 or 19.0%. The average balance of taxable investments of U.S. Treasury notes and Government agencies decreased in 1996.

Other Interest Income
---------------------

Other interest income increased $180,221 or 56.8% from $317,032 during 1995 to $497,253 during 1996. The increase is attributed to higher volumes of federal funds sold, where proceeds from successful certificate of deposit programs were invested in the short term, prior to funding loan growth.

Interest Expense
----------------

Interest expense on deposits totaled $4,444,236 for the year ended December 31, 1996 as compared to $4,058,105 for the year ended December 31, 1995. This is an increase of $386,131 or 9.5%. The increase of certificates of deposit along with other core deposit growth created this additional expense. There were no short-term borrowings for the 12 months ending December 31, 1996. Interest on Notes Payable totaled $59,338 for the year ended December 31, 1996 as compared to $96,134 for the year ended December 31, 1995, a decrease of $36,796 or 38.3%. This situation was created by a lower average balance outstanding in 1996 as compared to 1995 for borrowings of the parent company.

Loan Loss Provision
-------------------

There were no provisions to the allowance for possible loan losses ("ALLL") during 1996 and 1995. No provisions were warranted because of improved collateral values and improved quality throughout most of the loan portfolio. At December 31, 1996, the Corporation's allowance for possible loan losses was $2,197,694 representing 1.9% of gross loans at December 31, 1996 as compared to $2,072,523, representing a ratio of 2.0% of total loans at December 31, 1995. The decrease in this ratio reflects the continued growth in the loan portfolio during 1996. However, such growth was primarily in well collateralized loans, which do not warrant substantial allocations within the ALLL.

Additional factors warranting the reduced provisions during 1996, included management's evaluation of economic conditions including the stabilization and improvement of the local economy. The Corporation's non-accrual loans decreased to $345,755 at December 31, 1996 as compared to $2,374,226 at December 31, 1995. Similarly, accruing loans past due 90 days or more and still accruing decreased $736,754 to -0- at December 31, 1996. As a result, combined non-accrual loans and past due loans 90 days or more decreased to $345,755 at December 31, 1996 as compared to $3,110,980 at December 31, 1995.

The ratio of non-performing assets to total loans, mortgages held for sale and OREO was 0.29% for December 31, 1996 as compared to 2.97% as of December 31, 1995. This decrease of non-accrual loans amounted to $2,028,471. The ratio of allowance for loan losses to non-performing assets equaled 635.6% at December 31, 1996 as compared to 66.6% at December 31, 1995.

A total of $754,032 loans were charged off by the Corporation during 1996 as compared to $78,497 charged off during the corresponding period in 1995. These charge-offs consisted primarily of loans to small businesses. Recoveries of loans previously charged off totaled $879,203 during 1996 as compared to $75,704 during the corresponding period in 1995.

Non-Interest Income
-------------------

Non-interest income totaled $2,095,204 in 1996 as compared to $1,959,327 in 1995. This increase of other income is attributed to a settlement with the Commonwealth of Massachusetts in the amount of $208,991, relating to tax treatment of municipal amortization. Income from fiduciary activities declined in 1996 by $44,086 or 4.8%. This is due to a reduction of non-recurring income. However core earnings from recurring fiduciary income increased. Service charges and other deposit fees remained stable. Net gains on sales of OREO of -0- posted in 1996 as compared to net gains on sales of OREO of $58,155 in 1995; as there were no OREO sales in 1996.

Other Expense
-------------

The total non-interest expense totaled $7,128,039 for 1996 as compared to $6,981,852 in 1995. This is an increase of $146,187 or 2.1%. Salaries and benefits expense increased $237,268, because of additional personnel and increased benefits. Occupancy expense increased $23,766 or 3.9%. This increase represents the development of a stand-alone ATM facility at Crosby's Market in Manchester by the Sea and the establishment of a loan production office at the Cummings Center. Equipment costs totaled $401,660 for the 12 months ending December 31, 1996 as compared to $374,483 for the same period in 1995. This increase of $27,177 or 7.3% can be attributed to the continued upgrades of computer equipment to support the technology upgrades of both the Bank and Trust Department operating systems. The FDIC premium decreased $192,495. The variance of increased other expenses in the amount of $137,203 or 10.3% can be attributed to increased advertising and marketing.

Income Taxes
------------

Income tax expense totaled $1,410,305 for the year ended December 31, 1996 as compared to $1,026,700 in 1995. This increase reflects the increase of taxable income.

Net Income
----------

Net income was $2,019,611 for 1996 as compared to $1,432,272 for 1995, which is an increase of $587,339 or 41.0%.

Capital Resources
-----------------

As of December 31, 1996, the Corporation had total capital in the amount of $15,142,561 as compared with $13,470,752 at December 31, 1995, which represents an increase of $1,671,809 or 12.4% (see Note 15). The capital ratios of the Corporation and the Bank exceed applicable regulatory requirements.

Banks are generally required to maintain a Tier 1 capital at a level equal to or greater than 4.0% to their adjusted total assets. As of December 31, 1996, the Bank's Tier 1 capital amounted to 7.34% as compared to 7.23% of total assets as compared to December 31, 1995 (see Note 15). Banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At December 31, 1996, the Bank's ratio of risk based capital to risk weighted assets amounted to 11.38% for Tier 1 and 12.71% for total capital, which satisfies the applicable risk-based capital requirements. At December 31, 1995, the Bank's ratio of risk-based capital to risk-weighted assets amounted to 11.24% for Tier 1 and 12.59% for total capital.

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

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains a Securities-Available-for-Sale account as a liquidity resource. Total securities maturing in one year or less amounted to approximately $7,534,983 or 18.6% at December 31, 1996 of the investment securities portfolio, and $16,843,430 at December 31, 1995, representing 37.9% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity.

The Corporation's goal is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year, of less than 10% of Total Earning Assets. The Corporation believes that it is successfully managing its interest rate risk. Listed below is a gap analysis by repricing date or maturity.

Gap Analysis
------------

 (In thousands)       0-31       1-3      3-6      6-12      1-5     Over 5
                      Days      Months   Months    Months   Years    Years
                    -------    -------   -------   ------   ------   -------
ASSETS

Investments         $ 8,597    $ 4,033   $ 4,495  $ 6,007   $  653    $  298
Investments-
   Available
   for Sale           1,048          0     1,000    1,996   12,477       100
Fed Funds Sold       14,100          0         0        0        0         0
Total Loans          14,603      3,224     8,081    7,185   40,884    42,560
Mortgages Held
  for Sale              964          0         0        0        0         0
                    -------    -------   -------  -------  -------   -------
Total Earning
   Assets            39,312      7,257    13,576   15,188   54,014    42,958
                    -------    -------   -------   ------- -------   -------

LIABILITIES

Non-interest bearing
Deposits                  0          0         0        0        0    34,905
Savings                   0          0    23,887        0   11,736         0
NOW Accounts              0          0    11,225        0   22,791         0
Money Market
   Accounts          18,749          0         0        0        0         0
Time Deposits
  $100,000
  and over              872        324       857      502    1,488         0
Other time
   deposits           3,530      6,168     6,670    6,911   20,134         6
                    -------     ------   -------   ------  -------    ------
 Total Deposits      23,151      6,492    42,639    7,413   56,149    34,911

Borrowings                0          0         0        0      386       360
                    -------     ------    ------    -----   ------    ------
Total Deposits &
  Borrowing          23,151      6,492    42,639    7,413   56,535    35,271
                    -------     ------    ------    -----   ------    ------
Net Asset
  (Liability)
   Gap               16,161        765   (29,063)   7,775   (2,521)    7,687

Cumulative Gap     $ 16,161    $16,926  $(12,137) $(4,362) $(6,883)      804

% Cumulative Gap       9.38%      9.82%    (7.04%)  (2.53%)  (4.00%)     .47%

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

ITEM  7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's consolidated financial statements are included on pages 1 through 28 of the Annual Report to Shareholders for the year ended December 31, 1996 and are hereby incorporated by reference.


                Index to Consolidated Financial Statement Schedules


The following consolidated financial statement schedules for the year ended December 31, 1996 are hereby incorporated by reference.


              Description                                    Page Reference
              -----------                                    --------------

Consolidated Balance Sheets at December 31, 1996 and 1995          FS 2-3

Consolidated Statements of Income for the years
   ended December 31, 1996, 1995 and 1994                          FS 4-5

Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 1996, 1995 and 1994            FS 6

Consolidated Statements of Cash Flow for the years ended
   December 31, 1996, 1995 and 1994                                FS 7-9

Notes to Consolidated Financial Statements for the years
   ended 1996, 1995 and 1994 including:                            FS 10-32

Parent Company only Balance Sheets at December 31, 1996 and 1995   FS 33

Parent Company only Statements of Income for the years ended
   December 31, 1996, 1995 and 1994                                FS 34

Parent Company only Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994                                FS 35-36

The Board of Directors and Stockholders
Beverly National Corporation
Beverly, Massachusetts

                              INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Beverly National Corporation and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly National Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994.

As discussed in Note 2 to the consolidated financial statements, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," effective January 1, 1996.



                                           SHATSWELL, MacLEOD & COMPANY P.C.



West Peabody, Massachusetts
January 10, 1997



                                         FS1

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995
                                                 1996            1995
ASSETS
Cash and due from banks                   $   11,263,278    $  9,294,959
Federal funds sold                            14,100,000       5,800,000
                                          ---------------   --------------
     Cash and cash equivalents                25,363,278      15,094,959
Investments in available-for-sale
  securities (at fair value)                  17,608,128      11,153,903
Investments in held-to-maturity
  securities (fair values of $22,990,284
  as of December 31, 1996 and $33,232,340
  as of December 31, 1995)                    22,934,468      33,183,718
Federal Reserve Bank stock, at cost               97,500          97,500
Loans net of the allowance for possible
  loan losses of $2,197,694 and $2,072,523,
  respectively                               114,252,890     102,491,814
Mortgages held-for-sale                          964,377         123,663
Premises and equipment                         4,433,529       4,377,035
Accrued interest receivable                    1,081,467       1,204,582
Other assets                                   1,281,374       1,393,520
                                           --------------  --------------
                                          $   188,017,011   $ 169,120,694
                                           ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                           $   34,897,850    $ 34,500,825
Savings and NOW deposits                      88,411,447      83,888,473
Time deposits                                 47,428,931      35,108,927
                                           --------------  --------------
   Total deposits                            170,738,228     153,498,225
Notes payable                                    385,627         685,627
Employee Stock Ownership Plan loans              360,000         394,354
Other liabilities                              1,390,595       1,071,736
                                           --------------  --------------
   Total liabilities                         172,874,450     155,649,942



                                         FS2

Stockholders' equity:
  Preferred stock, $2.50 par value per share;
   300,000 shares authorized; issued
   and outstanding none
  Common stock, par value $2.50 per share;
   authorize 2,500,000 shares; issued
   791,349 shares as of December 31, 1996
   and 1995; outstanding, 754,382 shares as of
   December 31, 1996 and 751,172 shares as of
   December 31, 1995                           1,978,373       1,978,373
 Paid-in capital                               4,358,926       4,380,219
 Retained earnings                             9,886,901       8,304,831
 Treasury stock, at cost (36,967 shares as of
   December 31, 1996 and 40,177 shares as of
   December 31, 1995)                           (685,127)       (744,619)
 Unearned Compensation - Employee Stock
   Ownership Plan                               (360,000)       (394,354)
 Net unrealized holding loss on
   available-for-sale securities                 (36,512)        (53,698)
                                          ---------------  ---------------
 Total stockholders' equity                   15,142,561      13,470,752
                                          ---------------  ---------------
                                          $  188,017,011   $ 169,120,694
                                          ===============  ===============





The accompanying notes are an integral part of these consolidated financial statements.





                                           FS3

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF INCOME
Years Ended December 31, 1996, 1995 and 1994

                                          1996           1995          1994

Interest and dividend income:
Interest and fees on loans           $10,198,532   $  8,504,806   $ 7,447,170
Interest and dividends on
   investment securities:
   Taxable                             2,246,765      2,772,065     3,287,288
   Tax-exempt                             23,775         42,756        47,114
Other interest                           497,253        317,032       188,672
   Total interest and dividend        -----------   ------------   ----------
    income                            12,966,325     11,636,659    10,970,244
                                      -----------   ------------   ----------
Interest expense:
Interest on deposits                   4,444,236      4,058,105     3,294,567
Interest on notes payable                 59,338         96,134        65,455
Interest on other borrowed funds                            923        59,293
                                       -----------   -----------    ---------
  Total interest expense               4,503,574      4,155,162     3,419,315
                                       -----------   -----------    ---------
  Net interest and dividend income     8,462,751      7,481,497     7,550,929

Provision for loan losses                                             215,000
                                      -----------   ------------   ----------
Net interest and dividend income
  after provision for loan losse       8,462,751      7,481,497     7,335,929
                                      -----------   ------------   ----------
Other income:
Income from fiduciary activities         874,385        918,471       788,729
Service charges on deposit accounts      427,309        416,149       418,488
Other deposit fees                       226,202        242,489       247,740
Gain on sales of other real estate
  owned, net                                             58,155         1,642
Other income                             567,308        324,063       294,738
                                      -----------   ------------   ----------
  Total other income                   2,095,204      1,959,327     1,751,337
                                      -----------   ------------   ----------





                                        FS4

Other expense:
Salaries and employee benefits         4,242,142      4,004,874     4,033,733
Occupancy expense                        630,606        606,840       573,366
Equipment expense                        401,660        374,483       340,298
Data processing fees                     214,597        320,409       263,916
Investment securities losses, net                         6,811         2,648
F.D.I.C. insurance premium                 2,000        194,495       381,643
Stationery and supplies                  167,834        141,943       130,938
Other expense                          1,469,200      1,331,997     1,444,190
                                     -----------   ------------   -----------
 Total other expense                   7,128,039      6,981,852     7,170,732
                                     -----------   ------------   -----------
 Income before income taxes            3,429,916      2,458,972     1,916,534
 Income taxes                          1,410,305      1,026,700       819,963
                                     -----------   ------------   -----------
     Net Income                      $ 2,019,611   $  1,432,272   $ 1,096,571
                                     ===========   ============   ===========

Earnings per share:
Primary shares outstanding               781,076        757,884       738,584
                                     ===========   ============   ===========
   Net income per share              $      2.59   $       1.89   $      1.48
                                     ===========   ============  ============
Fully diluted shares outstanding         788,627        767,762       762,663
                                     ===========   ============   ===========
   Net income per share              $      2.56   $       1.87   $      1.44
                                     ===========   ============  ============





The accompanying notes are an integral part of these consolidated financial statements.





                                        FS5

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1996, 1995 and 1994
                                                                                                    Net Unrealized
                                                                                                     Holding Gain
                                                                                         Unearned      (Loss) On
                                         Common      Paid in      Retained    Treasury  Compensation  Available-for
                                          Stock      Capital      Earnings      Stock       ESOP     Sale Securities      Total
                                         -------    --------    ----------   ----------  ----------- ---------------  -----------
Balance, December 31, 1993            $  659,458   $5,759,415   $6,490,695  $   (88,155)  $(120,000)  $                $12,701,413
Net income                                                       1,096,571                                               1,096,571
Unearned compensation payment                                                                60,000                         60,000
Unearned compensation increase                                                              (65,000)                       (65,000)
Dividends declared ($.39 per share)                               (293,210)                                               (293,210)
Purchase of treasury stock                                                   (1,250,000)                                (1,250,000)
Stock split (3 for 1)                  1,318,915   (1,318,915)
Sale of treasury stock                                (60,281)                  643,036                                    582,755
Net unrealized holding gain
    on adoption of SFAS No. 115
    as of January 1, 1994                                                                                     32,995        32,995
Net change in unrealized
    holding gain on available-
    for-sale securities                                                                                     (364,708)     (364,708)

                                       ----------  ----------   ------------    ---------  --------------- -----------   ----------
Balance, December 31, 1994             1,978,373    4,380,219     7,294,056    (695,119)    (125,000)       (331,713)   12,500,816
Net income                                                        1,432,272                                              1,432,272
Unearned compensation payment                                                                 40,000                        40,000
Unearned compensation increase                                                              (309,354)                     (309,354)
Dividends declared ($.56 per share)                                (421,497)                                              (421,497)
Purchase of treasury stock                                                      (49,500)                                   (49,500)
Net change in unrealized
   holding loss on available-
   for-sale securities                                                                                       278,015       278,015
                                        ----------  ----------  ------------  -----------  -------------- ------------  -----------
Balance, December 31, 1995              1,978,373    4,380,219    8,304,831    (744,619)    (394,354)        (53,698)   13,470,752
Net income                                                        2,019,611                                              2,019,611
Unearned compensation payment                                                                 60,000                        60,000
Unearned compensation increase                                                               (25,646)                      (25,646)
Dividends declared ($.58 per share)                                (437,541)                                               (437,541)
Sale of treasury stock on
   exercise of stock options                           (21,293)                  59,492                                     38,199
Net change in unrealized
   holding loss on available-
   for-sale securities                                                                                        17,186        17,186
                                       -----------  ----------  ------------- -----------  -------------- ------------ -----------
Balance, December 31, 1996            $  1,978,373  $ 4,358,926  $ 9,886,901  $(685,127)   $(360,000)     $  (36,512)  $15,142,561
                                      ============  =========== ============= ===========  ==============  =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                               FS6

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994



                                            1996          1995         1994

Cash flows from operating activities:
   Net income                          $ 2,019,611   $ 1,432,272  $ 1,096,571
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Net (increase) decrease in
        mortgages held-for-sale           (847,000)        3,776      576,290
      Provision for mortgages held-
        for-sale                             6,286
      Gain on sales of other real
        estate owned, net                                (58,155)      (1,642)
      Write down of other real estate
        owned                                             17,808
      Write down of fixed assets                           7,404       74,500
      Disposal of fixed asset                  285
      Change in prepaid interest             3,933         3,933        3,933
      Depreciation and amortization        381,784       394,450      382,813
      Provision for loan losses                                       215,000
      Deferred tax expense (benefit)        15,983       (35,081)     292,372
      Increase (decrease) in taxes
        payable                             74,773       149,637     (360,472)
      Decrease in interest receivable      123,115       183,414      159,141
      Increase (decrease) in interest
        payable                             66,590       126,244       (9,150)
      Increase in accrued expenses         236,132       135,417       69,054
      (Increase) decrease in prepaid
        expenses                           118,935      (208,453)     (78,038)
      Increase in other liabilities          7,692        24,466        3,638
      Increase in other assets             (32,885)      (34,192)     (86,229)
      Amortization (accretion) of
        investment securities, net         (48,035)     (104,077)     248,697
      (Gain) loss on sales of assets, net                   (400)       6,621
      Investment securities losses, net                    6,811        2,648
      Change in deferred loan costs        (10,950)       56,853       27,017
      Change in unearned income                 (4)        (245)       (7,545)
   Net cash provided by operating       -----------   ----------   ----------
    activities                           2,116,245    2,101,882     2,615,219
                                        -----------   ----------   ----------





                                         FS7

Cash flows from investing activities:
  Purchases of available-for-sale
   securities                          (10,643,436)   (5,283,781)  (4,121,719)
  Proceeds from sales of available
   -for-sale securities                    199,000     5,204,906      175,000
  Proceeds from maturities of available
   -for-sale securities                  4,000,000     1,000,000    2,000,000
  Purchases of held-to-maturity
   securities                           (8,462,589)   (8,009,063) (17,863,887)
  Proceeds from maturities of held
   -to-maturity securities              18,752,000    22,368,720   24,319,375
  Proceeds from sales of other real
   estate owned                                          329,157       89,100
  Net increase in loans                (12,629,325)  (16,252,244)  (4,785,009)
  Capital expenditures                    (438,563)     (379,225)     (76,306)
  Recoveries of previously charged
   -off loans                              879,203        75,704      244,212
  Proceeds from sales of fixed assets                        440      189,328
  Net cash provided by (used in)        ------------  -----------  -----------
   investing activities                 (8,343,710)     (945,386)     170,094
                                        ------------  -----------  -----------

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994  (continued)

                                               1996        1995         1994

Cash flows from financing activities:
  Proceeds from sales of treasury stock      38,199                   582,755
  Purchases of treasury stock                            (49,500)  (1,250,000)
  Net increase (decrease) in demand
   deposits, NOW and savings accounts     4,919,999   (2,811,633)     287,770
  Net increase (decrease) in time
   deposits                              12,320,004    7,449,115   (2,020,920)
  Repayment of notes payable               (300,000)    (450,000)    (100,000)
  Proceeds from notes payable                            100,000      550,000
  Dividends paid                           (482,418)    (331,356)    (293,210)
  Net cash provided by (used in)        ------------   -----------  ----------
   financing activities                  16,495,784    3,906,626   (2,243,605)
                                         -----------   -----------  ----------

Net increase in cash and cash
   equivalents                           10,268,319    5,063,122      541,708
Cash and cash equivalents at
   beginning of year                     15,094,959   10,031,837    9,490,129
Cash and cash equivalents at end        -----------  ------------  ----------
   of year                              $25,363,278  $15,094,959  $10,031,837
                                        ===========  ============ ===========




                                         FS8

Supplemental disclosures:
   Loans transferred to other real
    estate owned                       $             $   616,810   $  417,000
   Loans originated for sales of
    other real estate owned                              560,000      554,400
   Mortgages held-for-sale
    transferred to loans                                  50,380    2,842,732
   Available-for-sale securities
    transferred to held-to-maturity
    securities                                                      1,998,275
   Held-to-maturity securities
    transferred to available-for-sale                    100,000
   Interest paid                          4,436,984    4,028,918    3,428,465
   Income taxes paid                      1,319,549      912,144      888,063









The accompanying notes are an integral part of these consolidated financial statements.







                                      FS9

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1996, 1995 and 1994



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



NOTE 2 - ACCOUNTING POLICIES
The accounting and reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles and predominant practices within the banking industry. The consolidated financial statements of the Corporation were prepared using the accrual basis of accounting with the exception of fiduciary activities and certain minor sources of income which are reflected on a cash basis. The results of these activities do not differ materially from those which would result using the accrual method. The significant accounting policies of the Corporation and its subsidiaries are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

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

BASIS OF PRESENTATION:
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, the Bank, Cabot Street Realty Trust and 86 Bay Road Realty Trust. On December 30, 1996, 86 Bay Road Realty Trust was merged with and into Beverly National Corporation. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks and federal funds sold.

INVESTMENT SECURITIES, IN GENERAL:
Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed on the straight-line method which has substantially the same effect as using the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.
                                       FS10

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

    --- Held-to-maturity securities are measured at amortized cost in the balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

    --- Available-for-sale securities are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

    --- Trading securities are carried at fair value on the balance sheet.
        Unrealized holding gains and losses for trading securities are included in earnings. As the Corporation had no trading securities as of January 1, 1994, there was no impact to the Corporation's earnings upon the adoption of the statement.


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

LOANS:
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances reduced by amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Interest on loans is generally recognized on a simple interest basis.

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Corporation is generally amortizing these amounts over the contractual life of the related loans.

                                         FS11

Cash receipts of interest income on impaired loans is credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

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

The Statement is applicable to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and convertible or nonconvertible debentures and bonds and other debt securities. The Corporation considers its residential real estate loans and consumer loans that are not individually significant to be large groups of smaller balance homogeneous loans.

Factors considered by management in determining impairment include payment status, net worth and collateral value. An insignificant payment delay or an insignificant shortfall in payment does not in itself result in the review of a loan for impairment. The Corporation applies SFAS No. 114 on a loan-by-loan basis. The Corporation does not apply SFAS No. 114 to aggregations of loans that have risk characteristics in common with other impaired loans. Interest on a loan is not generally accrued when the loan becomes ninety or more days overdue. The Corporation may place a loan on nonaccrual status but not classify it as impaired, if (i) it is probable that the Corporation will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is an individually insignificant residential mortgage loan or consumer loan. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. Substantially all of the Corporation's loans that have been identified as impaired have been measured by the fair value of existing collateral.

                                      FS12

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

Interest income on mortgages held-for-sale is accrued currently and classified as interest on loans.

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

Beginning in 1995, in accordance with Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan", the Corporation classifies loans as in-substance repossessed or foreclosed if the Corporation receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

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

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated by discounting the

                                     FS13
future cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

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

STOCK BASED COMPENSATION:
SFAS No. 123, "Accounting for Stock-Based Compensation", was issued in October 1995 and introduces a fair value method of accounting for employee stock options, restricted stock grants, stock appreciation rights or similar equity instruments. In accordance with SFAS No. 123, entities can recognize stock-based compensation expense in the basic financial statements using either (i) the intrinsic value approach set forth in APB Opinion No. 25 or
(ii) the fair value method introduced in SFAS No. 123. Entities electing to continue to follow the provisions of APB Opinion No. 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. Management will continue to measure stock-based compensation costs in accordance with APB Opinion No. 25 and has made the pro forma disclosure requirements of SFAS No. 123 for 1996.








                                      FS14

NOTE 3 INVESTMENTS IN SECURITIES
Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:

                                              Gross         Gross
                                Amortized   Unrealized   Unrealized
                                   Cost       Holding     Holding      Fair
                                   Basis       Gains       Losses      Value

Available-for-sale
 securities:

  December 31, 1996:
    Debt securities issued by the
     U.S. Treasury and other U.S.
     government corporations
     and agencies             $17,475,622      $58,444    $73,438  $17,460,628
    Debt securities issued by
     states of the United States
     and political subdivisions
     of the states                100,000                              100,000
    Marketable equity securities   47,500                               47,500
                               ----------    ----------  ---------  ----------
                              $17,623,122      $58,444    $73,438  $17,608,128
                              ===========    ==========  ========= ===========
December 31, 1995:
  Debt securities issued by
   the U.S. Treasury and other
   U.S. government corporations
   and agencies               $11,070,812      $41,617    $58,526  $11,053,903
  Debt securities issued by
   states of the United States
   and political subdivisions
   of the states                  100,000                              100,000
                               -----------   ----------   -------- -----------
                              $11,170,812      $41,617    $58,526  $11,153,903
                              ===========    ==========   ======== ===========


                                        FS15

                                              Gross       Gross
                               Amortized   Unrealized   Unrealized
                                 Cost        Holding      Holding     Fair
                                 Basis        Gains        Losses     Value

Held-to-maturity securities:
December 31, 1996:
  Debt securities issued by
   the U.S. Treasury and other
   U.S. government corporations
   and agencies               $ 22,407,095    $ 96,704    $65,515  $22,438,284
  Debt securities issued by
   states of the United States
   and political subdivisions
   of the states                   227,373       2,127                 229,500
  Debt securities issued by
   foreign governments             300,000      22,500                 322,500

                               -----------   ---------   ---------  ----------
                               $22,934,468    $121,331    $65,515  $22,990,284
                               ===========   =========   =========  ==========
December 31, 1995:
  Debt securities issued by
   the U.S. Treasury and other
   U.S. government corporations
   and agencies                $32,402,473    $ 95,704    $93,340  $32,404,837
  Debt securities issued by
   states of the United States
   and political subdivisions
   of the states                   481,245       5,749                 486,994
  Debt securities issued by
   foreign governments             300,000      40,509                 340,509
                               -----------   ---------   --------  -----------
                               $33,183,718    $141,962    $93,340  $33,232,340
                               ===========   =========   ======== ============

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 1996:


                         Held-to-maturity               Available-for-sale
                            Securities                      Securities
                      ------------------------    --------------------------
                       Amortized                    Amortized
                         Cost           Fair          Cost            Fair
                         Basis          Value         Basis          Value
                      -----------    ----------    ------------    -----------
Due within one year  $  2,542,481   $ 2,569,656   $ 4,998,310     $ 4,992,502
Due after one year
 through five years    19,091,178    19,103,128    12,477,312      12,468,126
Due after five years
 through ten years      1,300,809     1,317,500
Due after ten years                                   100,000         100,000
                      -----------   -----------    ----------     -----------
                      $22,934,468   $22,990,284   $17,575,622     $17,560,628
                      ===========   ===========    ==========     ===========

                                        FS16

During 1996, proceeds from sales of available-for-sale securities amounted to $199,000. There was no gain or loss realized from those sales. During 1995, proceeds from sales of available-for-sale securities amounted to $5,204,906. Gross realized gains and gross realized losses on those sales amounted to $5,358 and $8,927, respectively. During 1994, proceeds from sales of available-for-sale securities amounted to $175,000. There were no gross realized gains or gross realized losses on those sales.

In 1995, the Corporation transferred at fair value a municipal debt security classified as held-to-maturity to a security classified as available-for-sale. There was no unrealized holding gain or loss at the date of transfer. The transfer was a result of a reassessment of the appropriateness of the classification of all securities held as of December 31, 1995. In accordance with a special report of the Financial Accounting Standards Board regarding SFAS No. 115 this transfer will not call into question the intent of the orporation to hold other debt securities to maturity in the future.

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

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 1996.

A total par value of $15,860,000 and $16,100,000 was pledged to secure treasury tax and loan, trust funds and public funds on deposit as of December 31, 1996 and 1995, respectively.





                                      FS17

NOTE 4 - LOANS
Loans consisted of the following as of December 31:

                                                      1996            1995

Commercial, financial and agricultural            $ 16,946,508   $ 16,485,532
Real estate - construction and land development      5,847,491      4,648,818
Real estate - residential                           40,019,022     34,092,682
Real estate - commercial                            46,150,365     42,587,993
Consumer                                             6,538,122      5,593,914
Other                                                1,035,066      1,252,342
                                                  -------------  ------------
                                                   116,536,574    104,661,281
Allowance for possible loan losses                  (2,197,694)    (2,072,523)
Deferred loan fees, net                                (85,990)       (96,940)
Unearned income                                                            (4)
                                                  ------------   ------------
Net loans                                         $114,252,890   $102,491,814
                                                  ============   ============

Certain directors and executive officers of the Corporation and companies in which they have significant ownership interest were customers of the Corporation during 1996. Total loans to such persons and their companies amounted to $1,358,137 as of December 31, 1996. During 1996 principal payments and advances totaled $374,814 and $596,438, respectively.

Changes in the allowance for possible loan losses were as follows for the years ended December 31:

                                         1996           1995          1994

Balance at beginning of period        $2,072,523     $2,075,316    $2,764,529
Loans charged off                       (754,032)       (78,497)   (1,148,425)
Provision for loan losses                                             215,000
Recoveries of loans previously
 charged off                             879,203         75,704       244,212
                                      -----------    -----------   -----------
Balance at end of period              $2,197,694     $2,072,523    $2,075,316
                                      ===========    ===========   ===========







                                         FS18

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

                                          1996                     1995
                               ----------------------   -----------------------
                                Recorded    Related      Recorded     Related
                                Investment  Allowance    Investment   Allowance
                               In Impaired  For Credit  In Impaired  For Credit
                               -----------  ----------  -----------  ----------
Loans for which there is a
  related allowance for credit
  losses                      $    38,743   $  19,371   $ 1,945,167   $ 400,000
Loans for which there is no
  related allowance for credit
  losses                           18,026                    24,819
                               ----------   ---------   -----------   ---------
            Totals             $   56,769   $  19,371   $ 1,969,986   $ 400,000
                               ==========   =========   ===========   =========

Average recorded investment in
 impaired loans during the year
 ended December 31             $1,448,955                $1,118,454
                               ==========                ==========

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

            Total recognized                   $     16,235       $    20,539
                                               ============       ============
            Amount recognized using a
              cash-basis method of accounting  $          0       $         0
                                               ============       ============


NOTE 5 - PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:


                                                    1996               1995

Land                                            $  421,077        $   421,077
Land improvements                                    4,550
Buildings                                        4,358,091          4,403,652
Furniture and equipment                          1,573,120          1,622,289
Leasehold improvements                             526,039            507,258
Construction in progress                           265,426
                                                 ----------        ----------
                                                  7,148,303         6,954,276
Accumulated depreciation and amortization        (2,714,774)       (2,577,241)
                                                 ----------        ----------
                                                 $4,433,529        $4,377,035
                                                 ==========        ==========

                                              FS19

NOTE 6 - DEPOSITS
The aggregate amount of time deposit accounts (including CDs), each with a minimum denomination of $100,000, was approximately $4,434,744 and $3,716,289 as of December 31, 1996 and 1995, respectively.

For time deposits as of December 31, 1996, the aggregate amount of maturities for each of the following five years ended December 31, are:

                 1997                   $25,984,494
                 1998                    15,113,919
                 1999                     5,600,513
                 2000                       705,005
                 2001                        25,000
                                        -----------
                                        $47,428,931
                                        ===========



NOTE 7 - NOTES PAYABLE
Notes payable consisted of the following as of December 31:

                                                    1996         1995
Term loan, maturing on January 1, 1999.
  Interest payable at the First & Ocean
  National Bank's base rate                    $               $300,000
Industrial Revenue Bond, due in equal
  annual payments until June 30,1995 and
  a balloon payment due June 30, 2000.
  Interest payable at 94.11% of the Bank
  of Boston prime rate                            385,627       385,627
                                                ----------     ---------
                                                 $385,627       $685,627
                                                ==========     =========

The term loan was issued to Beverly National Corporation on December 29, 1994. The loan was granted by First & Ocean National Bank. The balance as of December 31, 1995 was due and payable in three consecutive annual installments of principal, each in the amount of $100,000, beginning January 1, 1997 and continuing on the same day of each of the next two succeeding years. The loan was paid in full during 1996.

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




                                         FS20

NOTE 8 - INCOME TAXES
The components of the income tax expense are as follows for the years ended December 31:

                                         1996          1995           1994

Current:
  Federal                            $   991,183    $  731,021    $   328,931
  State                                  403,139       330,760        198,660
                                     -----------    ----------    -----------
                                       1,394,322     1,061,781        527,591
                                     -----------    ----------    -----------
Deferred:
  Federal                                 13,317       (14,160)       214,032
  State                                    2,666       (20,921)        78,340
                                     -----------     ----------    ----------
                                          15,983       (35,081)       292,372
                                     -----------     ----------    ----------
     Total income tax expense         $1,410,305     $1,026,700      $819,963
                                     ===========     ==========    ==========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                             1996         1995          1994
                                         % of Income  % of Income   % of Income

Federal income tax at statutory rate         34.0%         34.0%        34.0%
Increase (decrease) in tax resulting from:
  Tax-exempt income                           (.4)          (.8)         (.9)
  Dividends paid to ESOP                      (.3)          (.3)         (.1)
  Exercise on nonqualified stock options      (.2)
  Unallowable expenses                         .2            .3           .3
State tax, net of federal tax benefit         7.8           8.5          9.5
                                           --------       --------    --------
                                             41.1%         41.7%        42.8%
                                           ========       ========    ========


The Corporation had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                 1996            1995

Deferred tax assets:
  Allowance for loan losses                    $607,419         $607,419
  Loan origination fees and cost, net            39,670           44,004
  Accrued retirement benefits                    66,354           65,825
  Accrued interest on nonperforming loans         7,965           69,026
  Unrealized loss on mortgages held-for-sale      2,657
  Accrued pension expense                        23,640
  Net unrealized holding loss on securities      26,153           39,206
                                               --------         --------
     Gross deferred tax assets                  773,858          825,480
                                               --------         --------

                                       FS21

Deferred tax liabilities:
  Accelerated depreciation                      240,162          228,977
  Prepaid pension expense                                         35,971
  Other adjustments                              26,265           24,061
                                               --------         --------
     Gross deferred tax liabilities             266,427          289,009
                                               --------         --------
Net deferred tax assets                        $507,431         $536,471
                                               ========         ========


Deferred tax assets as of December 31, 1996 and 1995 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized. As of December 31, 1996, the Corporation had no operating loss and tax credit carryovers for tax purposes.



NOTE 9 - STOCK COMPENSATION PLANS
As of December 31, 1996, the Corporation has three fixed option, stock-based compensation plans, which are described below. The Corporation applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Corporation's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Corporation's net income and earnings per share for 1996 would have been reduced to the pro forma amounts indicated below:

   Net income
     As reported                             $2,019,611
     Pro forma                               $1,989,469
   Primary earnings per share
     As reported                             $     2.59
     Pro forma                               $     2.56
   Fully diluted earnings per share
     As reported                             $     2.56
     Pro forma                               $     2.54

                            Fixed Stock Option Plans
The Corporation has three fixed option plans. Under the 1993 Incentive Stock Option Plan, the Corporation may grant options to its key employees for up to 56,100 shares of common stock. Under the Directors' Stock Option Plan, the Corporation may grant options to its present and future Directors for up to 108,000 shares of common stock. Under the Incentive plan, options are granted at fair market value. Under the Directors' plan, stock options are granted at no less than 85% of fair market value.

In 1996, the Corporation adopted the 1996 Incentive Stock Option Plan for key employees. Under the 1996 plan, up to 35,900 shares of common stock may be granted, at fair value, to one director and other participants who will be selected from key employees. To date, no options have been granted under this plan.



                                    FS22

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 3 percent, expected volatility of 12 percent, risk-free interest rate of 5.65 percent and expected lives of 8 years.

A summary of the status of the Corporation's fixed stock option plans as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                      1996                           1995
                           -------------------------    -----------------------
                                    Weighted-Average           Weighted-Average
Fixed Options              Shares    Exercise Price     Shares  Exercise Price
-------------              -------   ---------------    ------  --------------
Outstanding at beginning
 of year                   100,500         $12.87       100,500       $12.87
Granted                     60,600          15.78             0
Exercised                   (3,210)         11.90             0
Forfeited                   (2,940)         11.90             0
Outstanding at end         -------                      -------
 of year                   154,950         $14.05       100,500       $12.87
                           =======                      =======

Options exercisable at
  year-end                  79,110                       59,737
Weighted-average fair
  value of options granted
  during the year            $2.95                          N/A

The following table summarizes information about fixed stock options outstanding as of December 31, 1996:
                           Options Outstanding                                    Options Exercisable
                      -----------------------------                      -------------------------------
                      Number       Weighted-Average                       Number
Range of            Outstanding       Remaining      Weighted-Average    Exercisable     Weighted-Average
Exercise Prices   as of 12/31/96   Contractual Life   Exercise Price    as of 12/31/96    Exercise Price
---------------   --------------   ----------------   ---------------   --------------   ----------------
$11.90                47,850           6.6 years           $11.90           26,370            $11.90
 14.00                46,500           6.6                  14.00           35,880             14.00
 15.30                48,000           9.1                  15.30           15,600             15.30
 16.36 to 18.00       12,600           9.2                  17.61            1,260             17.61
                   ------------                                          ------------
 11.90 to 18.00      154,950           7.6                  14.05           79,110             13.61
                   ============                                          ============


                                              FS23

NOTE 10 EMPLOYEE BENEFITS OTHER THAN POSTRETIREMENT, MEDICAL AND LIFE INSURANCE BENEFITS
The Bank has a defined benefit pension plan covering substantially all of its full time employees who meet certain eligibility requirements. The benefits paid are based on 2 1/2% of the final average salary for each of the first
20 years of service plus an additional 1% for each of the next 10 years of service less 1 2/3% of the member's social security benefit for each year of service (maximum 30 years), up to a maximum of 60% of the final average salary less 50% of the member's social security benefit.

The following table sets forth the funded status of the plan and amounts recognized in the Corporation's balance sheet as of December 31:

                                                     1996            1995
                                                   --------        --------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation (including
    vested benefits of $3,151,235 and $2,885,273,
    respectively)                                $ 3,229,528     $ 2,954,229
                                                 ===========     ===========
   Projected benefit obligation for services
    rendered to date                             $(4,534,804)    $(4,065,579)
   Plan assets at fair value, primarily
    invested in U.S. Treasury Notes, common
    stocks and bonds                               4,049,583       3,687,435
   Plan assets less than projected benefit       -----------     -----------
    obligation                                      (485,221)       (378,144)
   Prior service (cost) benefit not yet
    recognized in net periodic pension cost           37,680         (29,594)
   Unrecognized net gain from past experience
    different from that assumed and effects of
    changes in assumptions                           567,782         696,048
   Unrecognized net obligation at January 1, 1987,
    being amortized over 16.631 years               (176,005)       (202,551)
                                                  -----------     -----------
   Prepaid (accrued) pension cost included in
    the balance sheet                             $  (55,764)     $   85,759
                                                  ===========     ===========

Net periodic pension cost included the following components for the years ended December 31:

                                                1996       1995       1994
                                              --------    --------   --------
   Service cost-benefits earned during the
    period                                    $207,837    $162,172   $168,491
   Interest cost on projected benefit
    obligation                                 282,903     251,055    235,878
   Expected return on plan assets             (484,920)   (686,633)    (3,101)
   Net amortization and deferral               153,716     410,887   (281,847)
                                              --------    --------   --------
   Net periodic pension cost                  $159,536    $137,481   $119,421
                                              ========    ========   ========



                                      FS24

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 5.0% for 1996 and 1995, respectively, and 8.0% and 5.0% for 1994, respectively. The expected long-term rate of return on assets was 9.0%.

In addition to the defined benefit pension plan, the Corporation also offers a number of benefit programs to its key officers and employees.

On December 24, 1996 the Corporation adopted a Supplemental Retirement Plan for two executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Corporation's retirement plan for employees. The amount charged to expense for these benefits was $136,751 in 1996.

The Corporation has a defined contribution profit sharing plan. Contributions by the Corporation were $0 in 1996, $13,447 in 1995 and $65,000 in 1994.

The Corporation contributed $73,969, $70,171 and $68,753 to a 401K plan in 1996, 1995 and 1994, respectively.

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

The Corporation makes annual contributions to the ESOP in amounts determined by the board of directors, subject to a limitation based on earnings and capital of the Corporation. Such contributions are first made to permit required payments of amounts due under acquisition loans. Dividends received by the ESOP on shares of the Corporation owned by the ESOP are used to repay acquisition loans or are credited to the accounts of allocated shares. The
ESOP borrows money to purchase shares of the Corporation.   The shares are
pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. ESOP compensation expense was $149,881 for 1996, $90,000 for 1995 and $68,853 for 1994. The
ESOP shares were as follows as of December 31:

                                             1996           1995

Allocated shares                            26,966         22,595
Shares released for allocation               2,823            815
Unreleased shares                           19,863         24,832
                                          ---------      ---------
Total ESOP shares                           49,652         48,242
                                          =========      =========
Estimated fair value of unreleased shares
  as of December 31,                      $403,219       $459,392
                                          =========      =========


                                         FS25

Any shares of the Corporation purchased by the ESOP after December 31, 1992 are subject to the accounting specified by the American Institute of CPAs Statement of Position 93-6. The only such shares were 1,410 shares purchased on February 2, 1996 and 3,378 shares purchased on October 31, 1994. As of December 31, 1996 none of these shares had been released from collateral. As they are released, the Corporation will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share computations. Also, as the shares are released, the related dividends will be recorded as a reduction of retained earnings, and dividends on the unallocated shares will be recorded as a reduction of debt and accrued interest.

Loans payable by the ESOP, with repayment guaranteed by the Corporation, consist of the following as of December 31, 1996:

   1995 loan payable March 31, 2005 at Wall Street
     Journal prime rate                                       $360,000
                                                             ==========

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



NOTE 11 - POSTRETIREMENT BENEFITS OTHER THAN PENSION
The Corporation provides postretirement medical and life insurance benefits for retired employees. During 1993 the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension." The Corporation elected to amortize the cumulative effect of the change in accounting for postretirement benefits of $859,500 which represents the accumulated postretirement benefit obligation (APBO) existing as of January 1, 1993. The APBO is being amortized on a straight-line basis over a twenty year period. The Corporation continues to fund medical and life insurance benefit costs on a pay-as-you-go basis.

Summary information on the Corporation's plan is as follows as of December 31:

                                              1996             1995
Financial status of plan:
   APBO:
    Retirees                                $479,215         $554,893
    Fully eligible active employees          119,944          162,955
    Other active employees                    24,575           39,123
                                            ---------        ---------
                                             623,734          756,971
    Unrecognized transition obligation      (687,900)        (730,800)
    Unrecognized net gain                    214,621          107,082
                                            ---------        ---------
Accrued postretirement benefit cost
     included in other liabilities on the
     balance sheet                          $150,455         $133,253
                                            =========        =========
                                     FS26

The components of net periodic postretirement benefit cost are as follows for the years ended December 31:

                                              1996         1995         1994

Service Cost (benefits attributed to
  employee services during the year)       $  2,348     $  2,340    $   2,400
Interest cost (on the APBO)                  42,912       54,071       58,500
Amortization cost (of APBO over 20 years)    42,900       42,900       42,900
Amortization of net gain                    (14,775)      (8,612)
                                           ---------    ---------   ---------
Net periodic postretirement benefit cost   $ 73,385     $ 90,699    $ 103,800
                                           =========    =========   =========

The discount rate used in determining the APBO as of December 31, 1996, 1995 and 1994 was 7.0%, 7.0% and 8.0%, respectively. Estimated pay increases were 5.0%. The assumed healthcare cost trend rate used in measuring the APBO was 8% for 1996 and 10% for 1995 and 1994, declining and freezing at 7% by 1997. If the healthcare cost trend rate assumptions were increased by 1%, the APBO, as of December 31, 1996, 1995 and 1994 would increase by approximately $5,591, $15,624 and $20,500, respectively. The effect of this change on the sum of the service cost and interest cost components of the net periodic postretirement benefit cost for 1996, 1995 and 1994 would be increases of approximately $368, $1,044 and $1,665, respectively. The pay-as-you-go expenditures for postretirement benefits were $56,183 for 1996, $65,447 for 1995 and $54,471 for 1994.

Changes in the accrued postretirement benefit cost were as follows for the years ended December 31:

                                                    1996            1995

Accrued postretirement benefit at beginning
  of period                                      $ 133,253        $ 108,001
Plus postretirement benefit expense                 73,385           90,699
Less postretirement benefit cash expenditure       (56,183)         (65,447)
                                                 ----------       ----------
Accrued postretirement benefit cost at end
  of period                                       $150,455         $133,253
                                                 ==========       ==========

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES
The Corporation is obligated under various lease agreements covering branch offices and equipment. These agreements are considered to be operating leases. The terms expire between 1997 and 2001. Options to renew for additional terms are included under the branch office lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 1996:

     1997                            $142,989
     1998                             140,074
     1999                             135,699
     2000                              99,841
     2001                              69,971
                                     ---------
     Total minimum lease payments    $588,574
                                     =========
                                     FS27

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $93,893 for 1996, $83,497 for 1995 and $78,908 for 1994.

NOTE 13 - FINANCIAL INSTRUMENTS
The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

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

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Of the total standby letters of credit outstanding as of December 31, 1996, $50,000 are secured by deposit accounts held by the Bank.



                                     FS28

The estimated fair values of the Corporation's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                         1996                      1995
                              -----------------------  ------------------------
                                Carrying       Fair       Carrying       Fair
                                 Amount        Value       Amount        Value
                             -----------  -----------  -----------  -----------
Financial assets:
  Cash and cash equivalents  $25,363,278  $25,363,278  $15,094,959  $15,094,959
  Available-for-sale
    securities                17,608,128   17,608,128   11,153,903   11,153,903
  Held-to-maturity securities 22,934,468   22,990,284   33,183,718   33,232,340
  Federal Reserve Bank stock      97,500       97,500       97,500       97,500
  Loans                      114,252,890  113,866,162  102,491,814  103,113,242
  Mortgages held-for-sale        964,377      964,377      123,663      123,663
  Accrued interest receivable  1,081,467    1,081,467    1,204,582    1,204,582

Financial liabilities:
   Deposits                  170,738,228  170,972,510  153,498,225  153,657,661
   Notes payable                 385,627      385,627      685,627      685,627
   Employee Stock Ownership
    Plan loans                   360,000      360,000      394,354      394,354

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

Off-balance-sheet liabilities:


                                             1996                1995
                                         ------------         -----------
                                           Notional            Notional
                                            Amount              Amount
                                         ------------         -----------
Commitments to originate loans           $ 1,682,000         $ 4,001,000
Standby letters of credit                  2,230,370           1,397,646
Unadvanced portions of loans:
  Consumer                                   654,709             776,218
  Home equity                              4,464,655           3,025,195
  Commercial lines of credit              12,318,287          11,175,779
  Commercial construction                  1,606,254             484,486
  Residential construction                   145,310             777,363
                                         -----------         -----------
                                         $23,101,585         $21,637,687
                                         ===========         ===========

There is no material difference between the notional amounts and the estimated fair values of loan commitments and unadvanced portions of loans. The fair value of letters of credit approximates the notional value.

The Company has no derivative financial instruments subject to the provisions of SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

                                   FS29

NOTE 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Most of the Bank's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 15 - REGULATORY MATTERS
The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings as defined) plus the retained earnings (as defined) from the prior two years. As of December 31, 1996 the Bank could declare dividends up to $3,080,383, without the approval of the Comptroller of the Currency.

The Corporation and its subsidiary the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I isk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                    FS30

The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                To Be Well
                                                             Capitalized Under
                                            For Capital      Prompt Corrective
                            Actual      Adequacy Purposes:   Action Provisions:
                      ----------------  -------------------  -------------------
                       Amount   Ratio     Amount    Ratio      Amount   Ratio
                       ------   -----    --------   -------    -------- ------
                                     (Dollar Amounts in Thousands)
As of December 31, 1996:
 Total Capital (to Risk
 Weighted Assets):
      Consolidated    $16,691  13.92%     $9,594      >8%        N/A
      Beverly National
       Bank            14,773  12.71%      9,298      >8%      $11,622    >10%
 Tier 1 Capital (to Risk
  Weighted Assets):
      Consolidated     15,179  12.58%      4,825      >4%        N/A
      Beverly National
       Bank            13,312  11.38%      4,678      >4%        7,017     >6%
 Tier 1 Capital (to
  Average Assets):
      Consolidated     15,179   8.26%      7,354      >4%        N/A
      Beverly National
       Bank            13,312   7.34%      7,253      >4%        9,067     >5 %


                                                                 To Be Well
                                                            Capitalized Under
                                           For Capital      Prompt Corrective
                              Actual    Adequacy Purposes:  Action Provisions:

                       Amount    Ratio    Amount   Ratio     Amount      Ratio
                       ------    -----    ------   -----     -------    -------
                                          (Dollar Amounts in Thousands)
As of December 31, 1995:
 Total Capital (to Risk
   Weighted Assets):
    Consolidated       $14,878   13.84%   $8,602     >8         N/A
    Beverly National
     Bank               13,161   12.59%    8,366     >8       $10,457     >10%
 Tier 1 Capital (to Risk
   Weighted Assets):
     Consolidated       13,525   12.50%    4,330     >4         N/A
     Beverly National
      Bank              11,844   11.24%    4,213     >4         6,320      >6 %
 Tier 1 Capital (to
   Average Assets):
     Consolidated       13,525    8.24%    6,568     >4         N/A
     Beverly National
      Bank              11,844    7.23%    6,550     >4         8,188      >5 %


                                        FS31

NOTE 16 - STOCK SPLIT AND EARNINGS PER SHARE
On August 15, 1994 the Corporation issued 527,566 shares of its common stock to effect a three for one stock split, including 47,718 shares which were added to treasury stock. In 1994, prior to the stock split, the Corporation purchased 21,550 shares of treasury stock. In 1994, subsequent to the stock split, the Corporation sold 34,400 shares of treasury stock.

In the earnings-per-share computations, the average number of shares outstanding does not include 22,348 shares for 1996, 15,722 shares for 1995 and 6,591 shares for 1994 which was the average number of shares not committed to be released under the Bank's ESOP plan for those years.

NOTE 17 - RECLASSIFICATION
Certain amounts in the prior years has been reclassified to be consistent with the current year's statement presentation.



                                       FS32

NOTE 18 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
The following financial statements presented are for the Beverly National Corporation (Parent Company Only) and should be read in conjunction with the consolidated financial statements.

BEVERLY NATIONAL CORPORATION  (Parent Company Only)
BALANCE SHEETS
December 31, 1996 and 1995

ASSETS                                          1996            1995
                                           --------------  --------------
Cash                                       $      1,199    $     104,753
Investment in Beverly National Bank          13,275,434       11,789,546
Investment in Cabot Street Realty Trust         574,624          604,617
Investment in 86 Bay Road Realty Trust                            92,622
Investment in available-for-sale securities      47,500            4,000
Loans                                            35,000           35,000
Premises and equipment                          587,407          574,269
Accounts receivable from subsidiaries           960,000        1,029,000
Interest receivable                                 936            3,745
Other assets                                     45,263            1,441
Prepaid and deferred taxes                       32,829           34,648
                                            ------------    -------------
                                            $15,560,192     $ 14,273,641
                                            ============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                               $               $    300,000
Employee Stock Ownership Plan loans             360,000          394,354
Accrued audit expense                             6,910           13,700
Other liabilities                                50,721           94,835
                                            ------------    -------------
   Total liabilities                            417,631          802,889
                                            ------------    -------------
Stockholders' equity:
   Preferred stock, $2.50 par value per
    share; 300,000 shares authorized;
    issued and outstanding none
   Common stock, par value $2.50 per
    share; authorized 2,500,000 shares;
    issued 791,349 shares as of December 31,
    1996 and 1995;  outstanding,754,382
    shares as of December 31, 1996 and
    751,172 shares as of December 31, 1995    1,978,373        1,978,373
   Paid-in capital                            4,358,926        4,380,219
   Retained earnings                          9,886,901        8,304,831
   Treasury stock, at cost (36,967 shares
    as of December 31, 1996 and 40,177 shares
    as of December 31, 1995)                   (685,127)        (744,619)
   Unearned Compensation Employee Stock
    Ownership Plan                             (360,000)        (394,354)
   Net unrealized holding loss on available-
    for-sale securities                         (36,512)         (53,698)
                                           ------------     ------------
       Total stockholders' equity            15,142,561       13,470,752
                                           ------------     ------------
                                            $15,560,192      $14,273,641
                                           ============     ============
                                      FS33

BEVERLY NATIONAL CORPORATION  (Parent Company Only)
STATEMENTS OF INCOME
Years Ended December 31, 1996, 1995 and 1994

                                              1996         1995        1994
                                            --------     --------     --------
Interest and dividend income:
   Interest on taxable investment
    securities                             $   6,577    $   6,146    $   2,278
   Interest on loans and receivables
    from subsidiaries                         72,796       75,188      109,231
   Dividends from Beverly National Bank      612,156      721,496      443,210
                                            ---------    ---------    --------
       Total interest and dividend income    691,529      802,830      554,719
                                            ---------    ---------    --------
Other income:
   Rental income                              36,000       36,000       36,000
   Other income                                               395        1,057
                                            ---------    ---------    --------
   Total other income                         36,000       36,395       37,057
                                            ---------    ---------    --------
Expenses:
   Occupancy expense                          16,912       16,927       18,840
   Equipment expense                           2,145        1,906
   Interest on notes payable                  24,887       59,532       25,390
   Interest on other borrowed funds                                     57,188
   Other expense                             133,754      116,343      131,914
                                            ---------    ---------    --------
       Total expenses                        177,698      194,708      233,332
                                            ---------    ---------    --------

Income before income tax benefit and equity
 in undistributed net income (loss) of
 subsidiaries                                549,831      644,517      358,444
                                           ---------    ---------    ---------
Income tax benefit                           (31,071)     (33,600)     (30,965)
                                           ---------    ---------    ---------
Income before equity in undistributed net
 income (loss) of subsidiaries               580,902      678,117      389,409
                                           ---------    ---------    ---------
Equity in undistributed net income (loss)
 of subsidiaries:
   Beverly National Bank                   1,468,702      787,784      823,897
   Cabot Street Realty Trust                 (29,993)     (35,476)     (66,045)
   86 Bay Road Realty Trust                                 1,847      (50,690)
                                           ---------    ---------    ---------
     Total equity in undistributed net
      income of subsidiaries               1,438,709      754,155      707,162
                                           ---------    ---------    ---------
Net income                                $2,019,611   $1,432,272   $1,096,571
                                           =========    =========    =========


                                         FS34

BEVERLY NATIONAL CORPORATION  (Parent Company Only)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994

                                             1996         1995         1994

Cash flows from operating activities:
 Net income                               $2,019,611   $1,432,272   $1,096,571
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Loss on sale of fixed asset                                          6,621
    Loss of merged subsidiary                    196
    Undistributed net income of
     subsidiaries                         (1,438,709)   (754,155)     (707,162)
    Increase (decrease) in accrued
     expenses                                 (7,738)        850         1,210
    Depreciation expense                      16,912      16,928        16,927
    Increase (decrease) in taxes payable         950      82,696      (122,078)
    Decrease in prepaid and deferred
     taxes                                     1,758
    (Increase) decrease in interest
     receivable                                3,053      13,608        (8,510)
    Increase (decrease) in interest
     payable                                    (138)       (252)          390
    Transfer of fixed assets from 86 Bay
     Road Realty Trust to Beverly National
     Corporation                                                      (195,309)
    Increase in other assets                 (43,822)     (1,441)
    Amortization of investment securities,
     net                                                                     5
                                           ---------    ---------    ---------
   Net cash provided by operating
    activities                               552,073     790,506        88,665
                                           ---------    ---------    ---------

Cash flows from investing activities:
 Capital expenditures                         (4,550)                     (640)
 Proceeds from sales of fixed assets                                   189,328
 Purchases of available-for-sale
   securities                               (173,000)   (230,000)     (185,000)
 Proceeds from sales of available-for-
   sale securities                           132,000     236,000       175,000
 Increase in investment in subsidiaries                               (550,000)
 Decrease in due from subsidiaries            69,000       9,000       621,700
 Increase (decrease) in due to
   subsidiaries                               65,000     (86,886)       86,887
 Cash received from merger of subsidiary         142
                                           ---------   ---------     ---------
 Net cash provided by (used in) investing
   activities                                 88,592     (71,886)      337,275
                                           ---------   ---------     ---------

                                         FS35

Cash flows from financing activities:
 Repayment of notes payable               (300,000)    (350,000)
 Proceeds from notes payable                            100,000        550,000
 Proceeds from sales of treasury stock      38,199                     582,755
 Purchases of treasury stock                            (49,500)    (1,250,000)
 Dividends paid                           (482,418)    (331,356)      (293,210)
                                          ---------    ---------     ---------
 Net cash used in financing activities    (744,219)    (630,856)      (410,455)
                                          ---------    ---------     ---------

BEVERLY NATIONAL CORPORATION  (Parent Company Only)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994  (continued)

                                           1996           1995           1994

Net increase (decrease) in cash and
  cash equivalents                      (103,554)        87,764         15,485
Cash and cash equivalents at beginning
  of year                                104,753         16,989          1,504
Cash and cash equivalents at end     ------------   -----------    -----------
  of year                            $     1,199     $  104,753     $   16,989
                                     ============   ===========    ===========

Supplemental disclosure:
 Income taxes paid (received)        $   (33,779)    $ (116,296)    $   91,113
 The following transactions were a
   result of the merger of 86 Bay
   Road Realty Trust into Beverly
   National Corporation:
      Assets acquired, exclusive of
       cash                           $   28,244
      Cash acquired in the merger            142
      Liabilities assumed                   (960)
      Elimination of due to subsidiary    65,000
      Elimination of investment in
       subsidiary                        (92,426)
                                      -----------
         Cash acquired in the merger  $        0
                                      ===========

The Parent Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994, and therefore are not reprinted here.




                                       FS36


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III
                                    --------


ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth each of the Directors and Executive Officers of the Corporation and of the Bank. Except as follows, all Directors and Executive Officers of the Corporation have served as such since 1991. Mrs. Griffin has been a Director since 1992. Mr. Booth and Mr. Wiltshire, have been Directors since 1993. Mr. Clark R. Smith has been a Director since 1994.
Mr. Glovsky has been a Director since 1996.   Each Executive Officer holds
office until the first Directors' meeting following the annual meeting of stockholders and thereafter until his or her successor is elected and qualified. Each Director of the Corporation is also a Director of the Bank.


                                              Expiration    Business
                                              Date for      Experience
                                              Term of       During Past
  Name                   Age    Position      Office        Five Years
  ----                   ---    --------      ----------    ----------

Richard H. Booth          62     Director        1998       Retired Stockbroker

Neiland J. Douglas, Jr.   61     Director        1999       President, Morgan
                                                            and Douglas (Real
                                                            Estate Services)

John N. Fisher            56     Director        2000       President, Fisher &
                                                            George Electrical
                                                            Co., Inc.

Mark B. Glovsky           49     Director        1999       Attorney, Partner,
                                                            Glovsky & Glovsky
                                                            Attorneys at Law

John L. Good, III         52     Director        1998       Vice President,
                                                            Community Relations
                                                            & Development,
                                                            Beverly Hospital

Alice B. Griffin          59     Director        2000       President,
                                                            Griffin Pension
                                                            Services, Inc.

Julia L. Robichau         59     Vice Pres.                Vice Pres. & Clerk of
                                 & Clerk of                Corporation:
                                 Corporation;              Vice President,
                                 Vice President,           & Chief Operations
                                 Chief Operations          Officer & Cashier
                                 Officer &                 of Bank
                                 Cashier of Bank

Peter E. Simonsen         46     Treasurer of              Treasurer of
                                 Corporation;              Corporation;
                                 Vice President            Vice President
                                 and Chief                 and Chief
                                 Financial                 Financial
                                 Officer of Bank           Officer of Bank

Clark R. Smith            58     Director      1998        Attorney

Lawrence M. Smith         55     President &   1999        President & CEO,
                                 Chief                     Beverly
                                 Executive                 National
                                 Officer of                Corporation and
                                 Corporation               Beverly
                                 and Bank,                 National Bank,
                                 Director                  Director

Barry A. Sullivan         37     Director      2000        Certified Public
                                                           Accountant,
                                                           Sullivan and Drooks

James D. Wiltshire        65     Director      1998        President, Grimes
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

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain information regarding the compensation paid to Executive Officers for services rendered in capacities to the Corporation and the Bank during the fiscal year ended December 31, 1996, 1995, and 1994, respectively. No other Executive Officer of the Corporation or the Bank received cash compensation in excess of $100,000.

                               SUMMARY COMPENSATION TABLE

                                                                          Long Term Compensation
                                        ANNUAL COMPENSATION                AWARDS                PAYOUTS
                                                      Other Annual       Restricted   Options/      LTIP       All Other
                                                      Compensation   Stock Award(s)     SARs     Payouts     Compensation
Name and Principal Position   Year  Salary($)  Bonus($)      ($)(1)              ($)        (#)       ($)      (2)($)
--------------------------------------------------------------------------------------------------------------------------
Lawrence M. Smith             1996   171,500    37,500       4,756                      12,000                132,368
President of the Corporation  1995   166,075    23,400       5,563                                             41,434
and President, Chief          1994   160,075    15,696       5,513                                             39,507
Executive of the Bank

Julie L. Robichau             1996    85,000    15,000         303                                             28,128
Vice President and Clerk of   1995    76,600    10,000         169                                              5,973
the Corporation and           1994    68,100     6,675         169                                              5,179
Chief Operations Officer of
the Bank

Peter E. Simonsen             1996    88,370    15,425         280                                              4,084
Treasurer of the Corporation  1995    85,720    11,300         198                                              6,713
and Vice President and        1994    82,800     7,910          87                                              6,307
Chief Financial Officer of
the Bank

James E. Rich                 1996    93,275    15,925         125                                              4,350
Vice President and Senior     1995    90,475    10,100         116                                              7,040
Trust Officer of the Bank     1994    87,775     7,425         116                                              6,738

<F1>
               (1) Included in other annual compensation is an automobile allowance and Excess Group Life Insurance.
<F2>
               (2) Included in all other compensation is profit sharing, ESOP, life insurance for Lawrence M. Smith, Julia L. Robichau, Peter E. Simonsen and James E. Rich; SERPS for Lawrence M. Smith, $119,646 and Julia L. Robichau, $24,265; and key man insurance for Lawrence M. Smith.
<F3>
                (3) Information concerning allocations under the Corporation's
                   Employee Stock Ownership Plan is unavailable, at date of filing.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
--------------------------------------------------------------
Option/SAR Values
-----------------

The table below sets forth information regarding stock options that were exercised, if any, during the last fiscal year, and unexercised stock options held by:

                                                        Number of Unexercised    Value of Unexercised
                                                             Options/SARS     In-the-Money (1) Options/SARs
                                 Shares                     At FY-/End (#)            At FY-/End ($)
                               Acquired On     Value       Exercisable (E)/          Exercisable (E)/
Name and Principal Position    Exercise (#)  Realized($)  Unexercisable (U)         Unexercisable (U)
------------------------------------------------------------------------------------------------------------
Lawrence M. Smith                   0            0          36,000 (E)(1)(3)          $236,400 (E)
Presidnet of the Corporation                                     0 (U)
and President, Chief
Executive Officer of the Bank

Julia L. Robichau                   0            0           6,000 (E)(2)(3)          $ 37,800 (E)
Vice Presidnet and Clerk of
the Corporation and
Vice Presidnet and Cashier,
Chief Operations Officer of
the Bank

Peter E. Simonsen                   0            0           2,400 (E)(2)(3)          $ 15,120 (E)
Treasure of Corporation                                      3,600 (U)                $ 22,680 (U)
and Vice President and
Chief Financial Officer of the
Bank

James E. Rich                       0            0           4,290 (E)(2)(3)          $ 27,027 (E)
Vice President and Senior                                    1,710 (U)                $ 10,773 (U)
Trust Officer of the Bank

<F1>
(1) As of December 31, 1996, the market value of Beverly National Corporation common stock was $20.30 per sahre. As the option exercise price for the options previously granted to Mr. Smith equals 12,000 shares @ $11.90 per share, 12,000 shares @ $14.00 per share and 12,000 shares @ $15.30 per share which amounts to less than the December 31, 1996 market value of $20.30, the options were "in-the-money" on December 31, 1996. Options are "in-the-money" if the fair value of the underlying securities exceeds the exercise price of the option.
<F2>
(2) The option exercise price for the options granted to Mrs. Robichau, Mr. Simonsen and Mr. Rich in 1993 equals $14.00, which amount is less than $20.30 per share as of Decemver 31, 1996. Accordingly, the options were "in-the-money" on December 31, 1996.
<F3>
(3) In 1996, the Corporation adopted the 1996 Incentive Stock Option Plan for key employees. Under the 1996 plan, up to 35,900 shares of Common Stock may be granted, at fair value, to participants who will be selected from key employees. No options were granted under this plan in 1996. However in 1997, 21,910 options were granted to certain employees of the Corporation and the Bank. With the exception of options granted to Mr. Smith to purchase 3,010 shares of Common Stock and Mrs. Robichau to purchase 2,000 shares of Common Stock which vested immediately, all options vest over a ten year period. The options may be exercised at a price of $20.30 per share. Included in these grants were options to Messrs. Simonsen and Rich to enable each to purchase 2,000 shares of the Corporations Common Stock.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

With the exception of the individuals set forth in the table below, no other executive officer of the Corporation was granted options to purchase shares of common stock. All shares purchased upon the exercise of any option must be paid in full at the time of the purchase.

                                      INDIVIDUAL GRANTS

                                Number of      Percent of
                               Securities   Total Options/                  Fair Market
                               Underlying    SARs Granted      Exercise of    Value on
                              Options/SARs   to Employees      Base Price      Date of   Date of   Date of   Expiration
Name and Principal Position    Granted(#)   in Fiscal Year(1)    ($/Sh)         Grant     Grant    Exercise      Date
------------------------------------------------------------------------------------------------------------------------
Lawrence M. Smith               12,000            55.6%          $15.30        $18.00    02/06/96      NA     02/06/06
President of the Coporation
and President, Chief
Executive Officer of the Bank

<F1>
(1)  The options/SAR's granted to employee's in 1996 totaled 21,600 shares.
<F2>
(2) In 1996, the Corporation adopted the 1996 Incentive Stock Option Plan for key employees. Under the 1996 plan, up to 35,900 shares of Common Stock may be granted, at fair value, to participants who will be selected from key employees. No options were granted under this plan in 1996. However in 1997, 21,910 options were granted to certain employees of the Corporation and the Bank. With the exception of options granted to Mr. Smith to purchase 3,010 shares of common stock and Mrs. Robichau to purchase 2,000 shares of common stock which vested immediately, all options vest over a ten year period. The options may be exercised at a price of $20.30 per share. Included in these grants were options to Messrs. Simonsen and Rich to enable each to purchase 2,000 shares of the Corporation's common stock.

Directors
---------

The Corporation pays no cash compensation to its Directors for their services as a Director. As a Director of the Bank, Directors are paid an annual fee of $5,000.00. In addition, for each semimonthly meeting attended, a Director receives $200.00. Any Director serving on a subcommittee is compensated at the rate of $100.00 per hour for committee meetings.

All non-employee directors were granted options during 1996 pursuant to the Corporation's non-qualified Director Stock Option Plan. Specifically, the Corporation granted options to purchase 6,000 shares of the Corporation's Common Stock to Messrs. Good and Douglas, 4,500 shares of the Corporation's Common Stock to Messrs. Fisher, Sullivan, Griffin, Booth and Wiltshire and 1,500 shares of the Corporation's Common Stock to Mr. Clark R. Smith. The Corporation granted options to purchase 12,000 shares of the Corporation's Common Stock to Lawrence M. Smith pursuant to the non-qualified Director Stock Option Plan. Except as discussed below, the options may be exercised in 10 installments, commencing on August 1, 1996, at a price of 415.30 per share. The Corporation granted options to purchase 3,000 shares of the Corporation's Common Stock to Mr. Glovsky. Mr. Glovsky's options may be exercised at a price of $16.36 per share and may be exercised in 10 installments, commencing August 1, 1996.

Employment and Severance Agreements
-----------------------------------

In May 1991, Lawrence M. Smith, President and Chief Executive Officer of the Corporation and the Bank entered into an Employment Agreement with the Corporation. The Employment Agreement was written for a one year term and automatically renews each year unless written notice is given by either party. If notice is given, then the Employment Agreement will terminate on the next anniversary date of the Employment Agreement. Also this agreement provides that during the Employment Agreement and for one year afterward, Mr. Smith cannot compete with the Corporation and its subsidiaries within their market area. The Severance Agreement allows that in the event of a change in control of the Corporation, if Mr. Smith's employment is terminated other than for cause as defined in the agreement, disability or retirement within three years after the change in control, then he shall be entitled to a lump sum payment from the Corporation approximately equal to three times his average annual compensation for the previous five years.

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

Supplemental Executive Reitrement Plans
---------------------------------------

In December 1996, the Corporation entered into a Supplemental Executive Retirement Plan Agreement ("SERP") with Lawrence M. Smith. The purpose of the SERP is to provide Mr. Smith with retirement benefits at age 60 equal to retirement benefits under the defined benefit pension at 65, such that his total retirement payment pursuant to the SERP will approximate 60% of his annual compensation for the previous three (3) fiscal years.

In December 1996, the Corporation entered into a SERP with Julia L. Robichau. The purpose of the SERP is to provide Mrs. Robichau with retirement benefits at age 65, such that her total retirement payment pursuant to the SERP will approximate 60% of her annual compensation for the three (3) previous years.

Robichau Employment Agreement
-----------------------------

The Corporation entered into an employment agreement with Julia L. Robichau in December 1996 (the "Robichau Employment Agreement"). The Robichau Employment Agreement provides for Mrs. Robichau's employment as Vice President and Clerk of the Corporation and Vice President, Cashier and Chief Operations Officer of the Bank. In connection with her employment, the Corporation will pay to Mrs. Robichau an annual base salary of $85,000 per year, which annual base salary shall be adjusted upward from time to time in the sole discretion of the Corporation.

Pursuant to the Robichau Employment Agreement, the Corporation has agreed to provide to Mrs. Robichau fringe benefits consistent with those provided for all senior officers of the Corporation and the Bank.

The Agreement contains a non-compete clause pursuant to which Mrs. Robichau has agreed that while employed by the Corporation and for a period of one year thereafter, Mrs. Robichau will not, in any capacity, compete with the Corporation or the Bank.

The term of the Employment Agreement continues in effect through June 30, 1999, which is Mrs. Robichau's scheduled retirement date, unless the Agreement is terminated due to Mrs. Robichau's resignation, death, disability, or if Mrs. Robichau is terminated for cause, as defined therein. If Mrs. Robichau dies during the employment period, her estate will receive three (3) months salary, and all other benefits to which she or her personal representatives may be entitled. If Mrs. Robichau becomes disabled at any time during the term of the Agreement, Mrs. Robichau shall be entitled to receive all benefits payable to her under the Bank's long-term disability income plan. If Mrs. Robichau is terminated without cause, as defined in the Employment Agreement, she will receive in addition to all accrued and unpaid compensation through the date of such termination, a lump sum equal to her base salary for the remaining term of the Agreement, at an annual rate in effect as of the date of such termination, plus Sixty Thousand Dollars ($60,000). The Corporation will maintain, at the Corporation's sole expense, all group insurance and other employment benefit plans, programs or arrangements (other than the Bank's retirement plan, the Bank's profit sharing plan, 401k plan and the Corporation's employee stock option plan in which the employee was participating at any time of the twelve
(12) months proceeding the date of such termination), provided that Mrs. Robichau will be entitled to benefits under the Bank's retiree medical policy regardless of whether such policy is subsequently changed.

Change in Control Agreement
---------------------------

The Corporation entered into a change in control agreement (the "Change in Control Agreement") with Mrs. Robichau in December 1996, which provides that in the event of a Change in Control of the Corporation, if Mrs. Robichau's employment is terminated other than for cause defined in the Change in Control Agreement, disability or retirement within three (3) years after the change in control, then she shall be entitled to a lump sum payment from the Corporation approximately equal to three (3) times her average annual compensation for the previous five (5) years.

Consulting Agreement
--------------------

In December 1996, the Corporation entered into a consulting agreement (the "Consulting Agreement") with Mrs. Robichau, pursuant to which the Corporation will retain Mrs. Robichau as a consultant after Mrs. Robichau's retirement from the Corporation. Mrs. Robichau is scheduled to retire as an officer and employee of the Corporation on June 30, 1999. The term of the Consulting Agreement will continue in effect through June 23, 2002. Pursuant to the Consulting Agreement, Mrs. Robichau will be paid a consulting fee of $20,000 per year. The Consulting Agreement contains a non-compete clause and shall terminate upon the expiration of the term of the Employment Agreement, Mrs. Robichau's death or if the Corporation elects to terminate the Agreement for cause. Should the Consulting Agreement be terminated, the Corporation has agreed to pay Mrs. Robichau through the term thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and related notes set forth information regarding stock owned by each of the Directors of the Corporation and Bank and by all officers and Directors of the Corporation and Bank as a group at March 14, 1997. The percentage is based upon 754,382 shares of common stock outstanding.


                                    Number of Shares           Percent of
                                    Beneficially               Outstanding
     Name of Owner                  Owned (1)(2)               Shares
     -------------                  ----------------         -----------

   Richard H. Booth                   2,900 (3,4)               .38%

   Neiland J. Douglas, Jr.            6,176 (3,5)               .81%

   John N. Fisher                     5,815 (3,6)               .77%

   Mark B. Glovsky                      550 (3)                 .07%

   John L. Good, III                  4,646 (3)                 .61%

   Alice B. Griffin                   3,487 (3)                 .46%

   Clark R. Smith                     3,293 (3)                 .44%

   Lawrence M. Smith                 43,828 (3,7)              5.52%

   Barry A. Sullivan                  2,772 (3,8)               .37%

   James D. Wiltshire                 2,500 (2)                 .33%

   All Directors and officers
    as a group (14 persons)          96,421 (9)               11.63%


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

(3) Includes a stock option to purchase shares which were exercisable as of March 14, 1997, or within 60 days thereafter, as listed: Richard H. Booth, 1,800, Neiland J. Douglas, Jr., 4,080, John N. Fisher, 2,250, Mark B. Glovsky, 300, John L. Good, III, 4,080, Alice B. Griffin, 2,250,
     Lawrence M. Smith, 40,000, Barry A. Sullivan, 2,250, James D. Wiltshire, 1,800, Officers (as a group), 15,890.

(4)  Includes 65 shares owned jointly with Mr. Booth's spouse.

(5)  Includes 59 shares owned by Mr. Douglas' spouse.

(6) Includes 1,519 shares owned jointly by Mr. Fisher and Mr. Fisher's spouse.

(7) Includes 2,335 shares owned jointly by Mr. Smith and Mr. Smith's spouse; and 1,115 shares owned by Mr. Smith's spouse; stock options to purchase 40,000 shares.

(8)  Includes 150 shares owned by Mr. Sullivan's spouse.

(9) Includes stock options owned by all Directors and Officers as a group to purchase 75,000 shares which were exercisable, as of March 14, 1997 or 60 days thereafter.

The following table and related notes set forth certain information as of March 14, 1997 with respect to all persons known to the Corporation to be the beneficial owner of more than 5% of the Corporation's outstanding Common Stock:


                                      Number of Shares
                                      Directly and                 Percentage of
 Name and Address                     Beneficially                 Outstanding
 of Owner                             Owned                        Shares (1)
 ----------------                     ----------------             -------------

Beverly National Bank                     67,331 (2)                   8.93%
Trust Department
240 Cabot Street
Beverly, MA 01915

Harold C. Booth                           60,891 (3)                   8.07%
P.O. Box 729
Center Harbor, NH  03226

Beverly National Corporation              49,652                       6.58%
Employee Stock Ownership Plan
240 Cabot Street
Beverly, MA  01915

Nathalie D. Rothblatt                     38,562                       5.11%
11 Sunnycrest Avenue
Beverly, MA 01915

John Sheldon Clark                        37,875 (4)                   5.02%
430 Park Avenue
Suite 1800
New York, NY  10022

--------------------------------

(1) The percentages above are based on 754,382 shares of common stock outstanding as of March 14, 1997.

(2) These shares include shares held as Trustee and under agency agreements. As Trustee, the Bank has sole investment and voting power over 25,355 shares, and shared investment and voting power over 41,976 shares.

(3)  Includes 14,673 shares owned by Mr. Booth's spouse.

(4) These shares include shares held in trust for "Trust under the will of Charles M. Clark Jr. for the benefit of Valer C. Austin" (4,906 shares) and "Trust under the Will of Charles M. Clark Jr. for the benefit of John Sheldon Clark" (6,700 shares). Mr. Clark acts as trustee for both trusts and has investment authority. This includes 6,490 shares owned by Mr. Clark's spouse.

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

As of December 31, 1996, the Bank had outstanding $1,358,137 in loans to Directors, Executive Officers, members of their family and their associates, which represents 8.97% of capital. Federal banking laws and regulations limit the aggregate amount of indebtedness which banks may extend to bank insiders. Pursuant to such laws, the Bank may extend credit to Executive Officers, Directors, Principal Shareholders or any related interest of such persons, if the extension of credit to such person is in the amount that, when aggregated with the amount of all outstanding extensions of credit to such individuals, does not exceed the Bank's unimpaired capital and unimpaired surplus.
As of December 31, 1996, the aggregate amount of extensions of credit to insiders was well below this limit.

                                             SIGNATURES
                                             ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               BEVERLY NATIONAL CORPORATION



Date:   3/25/97                               By:/s/ Lawrence M. Smith
       ---------                                ______________________________
                                                President & CEO and Director,
                                                  Principal Executive Officer

Date:  3/25/97                                By:/s/ Peter E. Simonsen
      ---------                                 ______________________________
                                                 Treasurer, Principal
                                                  Financial & Accounting
                                                  Officer



-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Date                                     Name and Capacity
    ----                                     -----------------

  3/25/97                                      /s/ Lawrence M. Smith
                                              ________________________________
                                               Lawrence M. Smith,
                                               President & CEO &
                                               Director, Principal Executive
                                               Officer

  3/25/97                                     /s/ Richard H. Booth
                                              _________________________________
                                               Richard H. Booth - Director

  3/25/97                                     /s/ Neiland J. Douglas, Jr.
                                              _________________________________
                                               Neiland J.Douglas, Jr. - Director


                                              _________________________________
                                               John N. Fisher - Director

  3/25/97                                     /s/ Mark B. Glovsky
                                              _________________________________
                                               Mark B. Glovsky - Director

  3/25/97                                     /s/ John L. Good, III
                                              _________________________________
                                               John L. Good, III - Director

  3/25/97                                     /s/ Alice B. Griffin
                                              ________________________________
                                               Alice B. Griffin - Director

  3/25/97                                     /s/ Clark R. Smith
                                              ________________________________
                                               Clark R. Smith - Director

  3/25/97                                      /s/ Barry S. Sullivan
                                              ________________________________
                                               Barry A. Sullivan - Director

  3/25/97                                      /s/ James D. Wiltshire
                                               ________________________________
                                               James D. Wiltshire -  Director

                                SUPPLEMENTAL INFORMATION
                                ------------------------

Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy for Annual Meeting of Shareholders for the Registrant's 1997 Annual Meeting of Shareholders, which was held on March 25, 1997, are furnished herein. Such material is not deemed to be filed with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act, unless specifically incorporated by reference in their reports.

                                   PART IV
                                   -------

ITEM 13.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) 1. & 2.


3.  Exhibits

          (b) The Company did not file a Form 8-K during the quarter ended December 31, 1996


                                 EXHIBIT INDEX



 3.1  Articles of Organization of Company, as Amended. . . . . . .  (1)

 3.2  By-Laws of Company, as Amended. . . . .. . . . . . . . . . . .(2)

10.1  Indenture dated as of January 21, 1976 between Benjamin Brown and Virgil C. Brink, Trustees of Y & M Trust, and Beverly
      National Bank. . . . . . . . . . . . . . . . . . . . . . . . .(3)

10.2  Incentive Stock Option Plan for Key Employees, as amended.....(4)

10.3  Directors' Plan, as amended and adjusted. . . . . . .  . . . .(5)

10.4  Employment Agreement dated May 31, 1991 between Beverly
      National Corporation and Lawrence M. Smith. . . . . . . . . . (2)

10.5  Severance Agreement dated July 8, 1987 between Beverly
      National Corporation and Lawrence M. Smith. . . . . . . . . . (3)

10.7  Beverly National Corporation Plan for Severance
      Compensation After Hostile Takeover. . . . . . . . . . . . . .(3)

10.8  Employment Agreement between Beverly National Corporation and Julia L. Robichau dated December 24, 1996. . . . . . . .Page 85

10.9  Change in Control Agreement between Beverly National
      Corporation and Julia L. Robichau dated December 24, 1996. .Page 107

10.10 Consulting Agreement between Beverly National Corporation and Julia L. Robichau dated December 24, 1996. . . . . . . .Page 113

10.11 Supplemental Executive Retirement Agreement between
      Beverly National Corporation and Lawrence M. Smith dated
      December 24, 1996. . . . . . . . . . . . . . . . . . . . . .Page 91

10.12 Supplemental Executive Retirement Agreement between
      Beverly National Corporation and Julia L.Robichau dated
      December 24, 1996. . . . . . . . . . . . . . . . . . . . . Page 117

10.13 1996 Incentive Stock Option Plan For Key Employees . . . . Page 128

20.   1997 Proxy Statement . . . . . . . . . . . . . . . . . . . Page 134

21.   Subsidiaries of Corporation. . . . . . . . . . . . . . . . Page 140

23.   Consent of Shatswell, MacLeod and Co. . . . . . . . . . . .Page 141

27.  Financial Data Schedule

      (1) Incorporated herein by reference to the identically numbered exhibits to the Annual Report 10-KSB for December 31, 1994.

      (2) Incorporated herein by reference to the identically numbered exhibits to the Annual Report 10-KSB for December 31, 1993.

      (3) Incorporated herein by reference to the identically numbered exhibits filed as part of Company's Registration Statement on Form S-18 (file No. 33-22224-B filed with the Commission on July 9, 1988).

      (4) Exhibit was filed on January 22, 1996 as Exhibit 4(a) to Beverly National Corporation's Registration Statement on
          Form S-8 (No. 33-347) and is incorporated herein by reference.

      (5) Exhibit was filed on January 22, 1996 as Exhibit 4(b) to Beverly National Corporation's Registration Statement on
          Form S-8 (No. 33-347) and is incorporated herein by reference.

      (6) Exhibit was filed on M arch 25, 1996 as Exhibit A to Beverly National Corporation's Proxy Statement and is incorporated herein by reference.