Form 10QSB
period 1997-03-31
BEVERLY NATIONAL CORP
filed 1997-05-14
CIK 742275

U. S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549
                                     FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1997
                               --------------

                                     OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________to________________

Commission file number   33-22224-B
                       --------------


                            Beverly National Corporation
          ----------------------------------------------------------
          (Name of small business issuer as specified in its charter)


           Massachusetts                                 04-2832201
   -------------------------------                 ---------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

240 Cabot Street  Beverly, Massachusetts                    01915
----------------------------------------                   -------
(Address of principal executive offices)                  (Zip Code)


  Issuer's telephone number, including area code   (508) 922-2100
                                                   --------------

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X                No
                                --------                -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1997. 754,482 shares
                                   --------------

Transitional small business disclosure format         Yes        No   X
                                                          -----     -----

                                 BEVERLY NATIONAL CORPORATION
                                             INDEX

PART I.   FINANCIAL INFORMATION                                 PAGE

Item 1.
     Financial Statements (Unaudited)

     Consolidated Balance Sheets at
     March 31, 1997 and December 31, 1996                          3

     Consolidated Statements of Income for the Three Months
     Ended March 31, 1997 and 1996                                 4

     Consolidated Statements of Cash Flow for the
     Three Months Ended March 31, 1997 and 1996                    5

     Notes to Consolidated Financial Statements                    7


Item 2.
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                 8


PART II.    OTHER INFORMATION

Item 1.
     Legal Proceedings                                            12

Item 2.
     Changes in Securities                                        12

Item 3.
     Defaults Upon Senior Securities                              12

Item 4.
     Submission of Matters to a Vote of Security Holders          12

Item 5.
     Other Information                                            12

Item 6.
     Exhibits and Reports on Form 8-K                             12

     Signatures                                                   13

                        BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                            (UNAUDITED)

                                                      March 31,   December 31,
                                                         1997         1996
                                                   -------------  -------------

                         ASSETS

Cash and due from banks                            $   9,644,678  $ 11,263,278
Federal funds sold                                     7,900,000    14,100,000
Investments in available-for-sale
 securities (at fair value)                           18,537,380    17,608,128
Investments in held-to-maturity securities            21,388,485    22,934,468
Federal Reserve Bank stock, at cost                       97,500        97,500
Loans:
  Commercial                                          20,368,908    16,946,508
  Real estate - construction and land development      5,542,110     5,847,491
  Real estate - residential                           39,918,974    40,019,022
  Real estate - commercial                            47,223,669    46,150,365
  Consumer                                             6,492,419     6,538,122
  Municipal                                              452,000       452,000
  Other                                                  723,843       583,066
  Allowance for possible loan losses                  (2,164,008)   (2,197,694)
  Deferred loan fees, net                                (61,531)      (85,990)
  Unearned income                                              0             0
                                                    ------------  ------------
     Net loans                                       118,496,384   114,252,890
Mortgages held for sale                                  966,833       964,377
Premises and equipment, net                            4,882,574     4,433,529
Other Real Estate Owned                                   82,933             0
Accrued interest receivable                            1,325,252     1,081,467
Other assets                                           1,476,060     1,281,374
                                                    ------------  ------------
                                                    $184,798,079  $188,017,011
                                                    ============  ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                               $ 36,063,900  $ 34,897,850
  Interest bearing
   Regular savings                                    36,618,090    35,647,330
   NOW accounts                                       28,281,379    34,015,128
   Money market accounts                              18,640,134    18,748,989
   Time deposits                                      47,764,675    47,428,931
                                                    ------------  ------------
     Total deposits                                  167,368,178   170,738,228
Notes payable                                            385,627       385,627
Employee Stock Ownership Plan loan                       300,000       360,000
Other liabilities                                      1,296,423     1,390,595
                                                    ------------  ------------
     Total liabilities                               169,350,228   172,874,450
                                                    ------------  ------------

Stockholders' equity:
Preferred stock, $2.50 par value per share; 300,000 shares
 authorized; issued and outstanding none
Common stock, $2.50 par value per share; 2,500,000
 shares authorized; issued 791,349; outstanding,
 751,172 shares                                        1,978,373     1,978,373
Paid-in Capital                                        4,358,926     4,358,926
Retained earnings                                     10,195,385     9,886,901
Treasury stock, at cost (36,967 shares)                 (685,127)     (685,127)
Net unrealized holding loss on available-for-
  sale securities                                        (99,706)      (36,512)
Unearned compensation - Employee Stock Ownership Plan   (300,000)     (360,000)
                                                    ------------  ------------
   Total stockholders' equity                         15,447,851    15,142,561
                                                    ------------  ------------
                                                    $184,798,079  $188,017,011
                                                    ============  ============






















     The accompanying notes are an integral part of these consolidated financial statements.

                           BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)

                                                    Three Months Ended March 31
                                                       1997             1996
                                                    --------------------------
 INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                         $2,709,612     $2,340,098
  Interest and dividends on investment securities:
    Taxable                                             611,030        583,770
    Tax-exempt                                            3,199          6,875
  Other interest                                         90,244         65,574
                                                     ----------     ----------
     Total interest and dividend income               3,414,085      2,996,317
                                                     ----------     ----------
INTEREST EXPENSE:
  Interest on deposits                                1,188,123      1,054,143
  Interest on short -term borrowings                          0              0
  Interest on notes payable                               8,484         14,886
                                                     ----------     ----------
     Total interest expense                           1,196,607      1,069,029
                                                     ----------     ----------
Net interest and dividend income                      2,217,478      1,927,288

Provision for loan losses                                     0              0
                                                     ----------     ----------
Net interest and dividend income after
  provision for loan losses                           2,217,478      1,927,288
                                                     ----------     ----------
NONINTEREST INCOME:
  Income from fiduciary activities                      263,947        199,064
  Service charges on deposit accounts                   107,456        106,082
  Other deposit fees                                     50,346         57,547
  Other income                                           66,794         91,370
                                                     ----------     ----------
     Total noninterest income                           488,543        454,063
                                                     ----------     ----------

NONINTEREST EXPENSE:
  Salaries and employee benefits                      1,148,672        939,056
  Occupancy expense                                     180,323        163,598
  Equipment expense                                     101,129        104,027
  Investment security loss, net                               0              0
  Data processing fees                                   61,055         52,825
  F.D.I.C. insurance premium                              4,603            500
  Stationery and supplies                                47,175         35,761
  Other expense                                         421,979        264,291
                                                     ----------     ----------
     Total noninterest expense                        1,964,936      1,560,058
                                                     ----------     ----------
     Income before income taxes                         741,085        821,293
Income taxes                                            311,900        345,500
                                                     ----------     ----------
     Net Income                                      $  429,185     $  475,793
                                                     ==========     ==========
Earnings per share:
Primary shares outstanding                              753,641        753,641
                                                     ==========     ==========
Net income per share                                 $     0.57     $     0.63
Dividends per share                                  $     0.16     $     0.12
Special dividend per share                           $     0.06     $     0.12

The accompanying notes are an integral part of these consolidated financial statements.

                           BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Three Months Ended March 31, 1997 and 1996
                                             (Unaudited)

                                                          1997        1996
                                                      ----------   ----------
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities:
  Interest received                                   $3,139,861    $3,081,309
  Service charges and other income                       488,543       454,063
  Interest paid                                       (1,189,849)   (1,070,739)
  Cash paid to suppliers and employees                (2,183,948)   (1,111,433)
  Income taxes paid                                     (169,160)     (131,665)
                                                      -----------   ----------
  Net cash provided by operating activities               85,447     1,221,535
                                                      -----------   ----------

 Cash flows from investing activities:
  Proceeds from maturities of investment securities
    held-to-maturity                                   2,535,208     4,034,888
  Proceeds from maturities of investment securities
    available for sale                                 1,121,630     2,098,613
  Purchases of investment securities held-to-maturity   (987,188)            0
  Purchases of investment securities available-for-
    sale                                              (2,113,781)   (2,098,750)
  Net increase in loans                               (4,251,028)   (4,018,126)
  Proceeds from sale of mortgages                              0             0
  Capital expenditures                                  (540,971)      (31,676)
  Recoveries of previously charged off loans               5,592       255,305
  Increase (decrease) in other assets                   (351,460)        5,124
  Increase (decrease) in other liabilities               168,702      (596,521)
                                                      -----------   ----------
  Net cash provided by (used in) investing activities (4,413,296)     (351,143)
                                                      -----------   ----------

 Cash flows from financing activities:
  Net decrease in demand deposits, NOW,
      money market & savings accounts                 (3,034,305)   (4,057,296)
  Net increase (decrease) in time deposits              (335,745)    1,333,809
  Issued treasury stock                                        0        38,199
  Dividends paid                                        (120,701)      (90,526)
                                                     -----------    ----------
  Net cash used in financing activities               (3,490,751)   (2,775,814)
                                                     -----------    ----------
 Net decrease in cash and cash equivalents            (7,818,600)   (1,905,422)
 Cash & cash equivalents beginning of year            25,363,278    15,094,959
                                                     -----------    ----------
 Cash & cash equivalents at March 31:                $17,544,678   $13,189,537
                                                     ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three Months Ended March 31, 1997 and 1996
                                         (Unaudited)
                                         (Continued)



Reconciliation of net income to net cash provided by
 operating activities:
                                                         1997        1996
                                                       ----------   ----------
 Net income                                             $429,185     $475,793
                                                       ----------   ----------

Depreciation expense                                      91,926       101,425
Amortization expense of investment securities              8,146         9,638
Accretion income of investment securities                (10,479)      (17,156)
Change in prepaid interest                                   983           983
 Provision for loan losses                                     0             0
Increase (decrease) in taxes payable                     142,740       213,835
Decrease in interest receivable                         (243,785)       93,763
Increase (decrease) in interest payable                    5,775        (2,693)
Increase (decrease) in accrued expenses                 (268,648)      298,095
Net (gain) loss on sale of mortgages                        (514)            0
Change in deferred loan fees                             (28,106)       (1,249)
Change in prepaid expenses                               (41,776)       49,105
Change in unearned income                                      0            (4)
                                                       ----------   ----------
Total adjustments                                       (343,738)      745,742
                                                       ----------   ----------
Net cash provided by operating activities              $  85,447    $1,221,535
                                                       ==========   ==========

Non-cash investing activities:

Loans transferred to other real estate owned           $  82,933    $        0

                                BEVERLY NATIONAL CORPORATION
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                          (Unaudited)

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments which are necessary, to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 1997.

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


                           PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The following discussion and related consolidated financial statements include Beverly National Corporation (the "Corporation") and its subsidiaries, Beverly National Bank (the "Bank"), and Cabot Street Realty Trust (the "Realty Trust").

Summary
-------

The Corporation's net income for the three months ended March 31, 1997, was $429,185 as compared to $475,793 for the time period ended March 31, 1996.
This represents a decrease of $46,608 or 9.8%. Earnings per share totaled $.57 for the three months ended March 31, 1997, as compared to earnings per share of $.63 for the three months ended March 31, 1996. The earnings decrease is due to the establishment of one branch, two high school branches and a free standing ATM kiosk that were established during the first quarter of 1997, as well as increased personnel costs. In addition, the Corporation recorded nonrecurring recoveries of expenses that totaled approximately $74,500, during quarter ended March 31, 1996.

                          THREE MONTHS ENDED MARCH 31, 1997
                   AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Net Interest Income
-------------------

Net interest and dividend income for the three months ended March 31, 1997, totaled $2,217,478 as compared to $1,927,288 for the same time period in 1996. This increase was $290,190 or 15.1%. Total interest and dividend income equaled $3,414,085 for the three months ended March 31, 1997 as compared to $2,996,317 for the same time period in 1996, an increase of $417,768 or 13.9%. Loan income for the three months ended March 31, 1997, totaled $2,709,612 as compared to $2,340,098 for the same time period in 1996. This increase of $369,514 or 15.8% represents increased loan production and the reduction of non-performing assets. Interest and Dividends on Taxable Investment Securities for the three months ended March 31, 1997 totaled $611,030 as compared to $583,770 for the same period in 1996. This increase of $27,260 or 4.7% is attributable to securities purchased at higher rates. The taxable investment portfolio decreased $616,731 during the quarter. The interest earned from federal funds sold increased $24,670 or 37.6% for the three months ended March 30, 1997 when compared to the same time period in 1996, due to increased volume. This reflects increased liquidity due to a stable deposit base and higher short-term rates.

Deposit interest expense equaled $1,188,123 for the three months ended March 31, 1997, as compared to $1,054,143 for the same period in 1996. This increase of $133,980 or 12.7% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

Notes payable interest expense for the three months ended March 31, 1997 decreased $6,402 in comparison to the corresponding time period in 1996 due to the reduced level of corporate borrowings.

Loan Loss Provision
-------------------

No provisions to the allowance for possible loan losses were made during the first calendar quarters of 1997 or 1996, respectively. At March 31, 1997, the Corporation's allowance for possible loan losses was $2,164,008 representing 1.8% of gross loans as compared to $2,197,694 and a ratio of 1.9% of gross loans at December 31, 1996.

The Corporation's non-accrual loans were $231,286 at March 31, 1997 as compared to $345,755 at December 31, 1996. The decrease in non-accrual loans can be attributed primarily to the additional resources devoted to collecting the loans that are in non-accrual status.

The ratio of non-performing assets to total loans and mortgages held for sale was 36% for March 31, 1997 as compared to 29% as of December 31, 1996. This increase can be attributed to a higher volume of loans that were temporarily overdue 90 days or more. The ratio of non-performing assets to allowance for loan losses equaled 20.0% at March 31, 1997 as compared to 15.7% at December 31, 1996.

A total of $39,277 loans were charged off by the Corporation during the quarter ended March 31, 1997 as compared to $34,219 charged off during the corresponding period in 1996. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $5,591 was recovered of previously charged off notes by the Corporation during the quarter ended March 31, 1997, as compared to $255,305 recovered during the corresponding period in 1996.

Noninterest Income
------------------

Noninterest income totaled $488,543 for the three months ended March 31, 1997 as compared to $454,063 for three months ended March 31, 1996. This is an increase of $34,480 or 7.6%. Income from fiduciary activities totaled $263,947 for the three months ended March 31, 1997 as compared to $199,064 for the three months ended March 31, 1996. This $64,883 or 32.6% increase can be primarily attributed to increased re-occuring trust business. Service charges on deposit accounts totaled $107,456 for the three months ended March 31, 1997, as compared to $106,082 for the same time period in 1996. Other deposit fees decreased $7,201 or 12.5% for the three months ended March 31, 1997 as compared to the same time period in 1996. Other income for the three month period ended March 31, 1997 totaled $66,794 as compared to $91,370 for the three month period ended March 31, 1996, a decrease of $24,576 or 26.9%. This decrease of income is the result of approximately $12,000 of non-recurring income booked in 1996 and none in 1997, along with a higher write-down relating to the mortgage valuation in 1997.

Noninterest Expense
-------------------

Noninterest expense totaled $1,964,936 for the three months ended March 31, 1997, as compared to $1,560,058 for the same time period in 1996. This increase totaled $404,878 or 26.0%. This increase is attributed to increased advertising, marketing, additional personnel, and promotion of the new branches. Salaries and benefits totaled $1,148,672 for the three months ended March 31, 1997 and $939,056 for the same time period in 1996. This $209,616 or 22.3% increase is due to increased staffing in Commercial loans and the branches. Occupancy expense totaled $180,323 for the three months ended March 31, 1997 as compared to $163,598 for the same period in 1996 which is an increase of $16,725 or 10.2%. The costs of equipment totaled $101,129 for the three months ended March 31, 1997 as compared to $104,027 for the same period in 1996. The decreased equipment expense in 1997 can be attributed to the Bank's reader sorter being fully depreciated in 1996. Data processing fees totaled $61,055 for the three months ended March 31, 1997 as compared to $52,825 for the corresponding time in 1996. This increase of $8,230 or 15.6% relates to the costs of new products offered and increased volume of accounts. The FDIC Insurance Premium was $4,603 for the three months ended March 31, 1997 as compared to $500 for the corresponding period in 1996. The $4,103 or 820.6% increase was due to an increase in assessment rates. Other expenses totaled $421,979 for the three months ended March 31, 1997 as compared to $264,291 for the same period in 1996. This reflects the $157,688 or 59.7% increase in marketing costs, ATM costs, supplies, postage, seminars, repo & collection, publications and recoveries of trust department legal and professional services booked in 1996 and not in 1997.

Income Taxes
------------

The income tax provision for the three months ended March 31, 1997 totaled $311,900 in comparison to an income tax provision of $345,500 for the same time period in 1996. This decrease reflects a decrease of taxable income.

Net Income
----------

Net income amounted to $429,185 for the three months ended March 31, 1997 as compared to net income of $475,793 for the same period in 1996, which is a decrease of $46,608 or 9.8%. The earnings decrease is due to the establishment of one branch, two high school branches and a fee standing ATM kiosk that were established during the first quarter of 1997, as well as increased personnel costs. In addition, the Corporation recorded nonrecurring recoveries of expenses that totaled approximately $74,500, during the quarter ended March 31, 1996.

Capital Resources
-----------------

As of March 31, 1997, the Corporation had total capital in the amount of $15,447,850, as compared with $15,142,561 at December 31, 1996, which represents an increase of $305,289 or 2.0%.

The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of March 31, 1997, the Bank's Tier 1 capital amounted to 7.63% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At March 31, 1997, the Bank's ratio of risk-based capital to risk weighted assets amounted to 12.68%, which satisfies the applicable risk based capital requirements. As of December 31, 1996, the Bank's Tier 1 capital amounted to 7.34% of total assets and risk based capital amounted to 11.38% of total risk based assets.

The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of March 31, 1997, the Corporation's Tier 1 capital amounted to 8.57% of total assets.
In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At March 31, 1997, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 12.78%, which satisfies the applicable risk based capital requirements. As of December 31,1996, the Corporation's Tier 1 capital amounted to 8.26% of total assets and risk based capital amounted to 12.58% of total risk based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $7,127,022 or 17.8% at March 31, 1997 of the investment securities portfolio, and $7,534,983 at December 31, 1996, representing 18.6% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goal and general practice is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year or less than 10% of Total Earning Assets, so that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BEVERLY NATIONAL CORPORATION
                                                (Registrant)

Date: May 12, 1997                     By:  /s/ Lawrence M. Smith
                                       --------------------------
                                       Lawrence M. Smith
                                       President, Chief Executive Officer

Date: May 12, 1997                     By:  /s/ Peter E. Simonsen
                                       --------------------------
                                       Peter E.Simonsen
                                       Treasurer, Principal Financial
                                       Officer

                           PART II - Other Information

Item 1.     Legal Proceedings                                   None

Item 2.     Changes in Securities                               None

Item 3.     Defaults Upon Senior Securities                     None

Item 4.     Submission of Matters to a Vote of Security Holders

            (a) On March 25, 1997 the Corporation had its Annual Meeting.

            (b) The following Directors were elected to serve until the year
                2000:

                                           For           Withheld
                                         -------         --------
John N. Fisher                           635,336          119,046
Alice B. Griffin                         635,336          119,046
Barry A. Sullivan                        635,336          119,046

The following other Directors' terms continued after the meeting:

            Richard H. Booth
            Neiland J. Douglas Jr.
            Mark B. Glovsky
            John L. Good, III
            Clark R. Smith
            Lawrence M. Smith
            James D. Wiltshire

Item 5.    Other Information                                    None

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits

                27. Financial Data Schedule

           b. The Corporation did not file any reports on Form 8-K during the quarter ended March 31, 1997.