Form 10QSB
period 1997-06-30
BEVERLY NATIONAL CORP
filed 1997-08-13
CIK 742275

U. S. SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-QSB
                               Washington, DC  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended      June 30, 1997
                                 ------------------
                                  OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_______________

Commission file number   33-22224-B
                      ----------------

                         Beverly National Corporation
         -----------------------------------------------------------
         (Name of small business issuer as specified in its charter)

      Massachusetts                              04-2832201
--------------------------------             --------------------
 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


240 Cabot Street  Beverly, Massachusetts            01915
-----------------------------------------         ----------
(Address of principal executive offices)          (Zip Code)

  Issuers telephone number, including area code   (508) 922-2100
                                                   --------------

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X                 No
                     -----------              ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1997. 754,482 shares
                                    -----------------

Transitional small business disclosure format
                                                Yes
                                                   -------
                                                No    X
                                                   -------

                             BEVERLY NATIONAL CORPORATION
                                        INDEX

PART I.     FINANCIAL INFORMATION                                      PAGE

Item 1.
      Financial Statements (Unaudited)

      Consolidated Balance Sheets at
      June 30, 1997 and December 31, 1996                               3

      Consolidated Statements of Income for the Three Months and
      Six Months Ended June 30, 1997 and 1996                           4

      Consolidated Statements of Cash Flow for the
      Six Months Ended June 30, 1997 and 1996                           5

      Notes to Consolidated Financial Statements                        7

Item 2.

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                     8

PART II.    OTHER INFORMATION

Item 1.
      Legal Proceedings                                                15

Item 2.
      Changes in Securities                                            15

Item 3.
      Defaults Upon Senior Securities                                  15

Item 4.
      Submission of Matters to a Vote of Security Holders              15

Item 5.
      Other Information                                                15

Item 6.
      Exhibits and Reports on Form 8-K                                 15

      Signatures                                                       16

                      BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                      (UNAUDITED)
                                                June 30,        December 31,
                                                  1997              1996
                                             ------------       ------------
                   ASSETS

Cash and due from banks                      $ 10,510,549       $ 11,263,278
Federal funds sold                              9,100,000         14,100,000
Investments in available-for-sale securities   19,633,074         17,608,128
Investments in held-to-maturity securities     20,401,097         22,934,468
Federal Reserve Bank stock, at cost                97,500             97,500

Loans:
  Commercial                                   20,347,263         16,946,508
  Real estate - construction and
    land development                            6,500,531          5,847,491
  Real estate - residential                    40,951,397         40,019,022
  Real estate - commercial                     46,612,052         46,150,365
  Consumer                                      8,498,467          6,538,122
  Municipal                                       465,000            452,000
  Other                                           593,210            583,066
  Allowance for possible loan losses           (2,172,924)        (2,197,694)
  Deferred loan fees, net                         (38,339)           (85,990)
                                             ------------       ------------
     Net loans                                121,756,657        114,252,890

Mortgages held for sale                         1,152,369            964,377
Premises and equipment, net                     4,986,017          4,433,529
Accrued interest receivable                     1,329,263          1,081,467
Other assets                                    1,405,020          1,281,374
                                             ------------       ------------
Total assets                                 $190,371,546       $188,017,011
                                             ============       ============

                     BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)
                                     (CONTINUED)

             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                        $ 34,987,345       $ 34,897,850
  Interest bearing
   Regular savings                             36,948,868         35,647,330
   NOW accounts                                34,495,821         34,015,128
   Money market accounts                       17,485,596         18,748,989
   Time deposits                               48,669,163         47,428,931
                                             ------------       ------------
     Total deposits                           172,586,793        170,738,228

Notes payable                                     385,627            385,627
Employee Stock Ownership Plan loan                300,000            360,000
Other liabilities                               1,228,568          1,390,595
                                             ------------       ------------
     Total liabilities                        174,500,988        172,874,450
                                             ------------       ------------
Stockholders' equity:

Preferred stock, $2.50 par value per share;
 300,000 shares authorized; issued and
 outstanding none
Common stock, $2.50 par value per share;
 2,500,000 shares authorized; issued 791,349;
 outstanding, 754,482 shares                   1,978,373           1,978,373
Paid-in Capital                                4,358,872           4,358,926
Retained earnings                             10,546,060           9,886,901
Treasury stock, at cost (36,867 shares)         (683,273)           (685,127)
Net unrealized holding loss on
 available-for-sale securities                   (29,474)            (36,512)
Unearned compensation - Employee Stock
 Ownership Plan                                 (300,000)           (360,000)
                                            ------------        ------------
     Total stockholders' equity               15,870,558          15,142,561
                                            ------------        ------------
Total liabilities and stockholders' equity  $190,371,546        $188,017,011
                                            ============        ============








The accompanying notes are an integral part of these consolidated financial statements.

                        BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                                  Six Months Ended        Three Months Ended
                                       June 30,                June 30,
                                  1997         1996        1997        1996
                               ----------   ----------  ----------  ----------
INTEREST INCOME:
  Interest and fees on loans   $5,472,211   $4,811,581  $2,762,599  $2,471,483
  Interest and dividends on
   investment securities:
    Taxable                     1,231,257    1,151,743     620,227     567,973
    Tax-exempt                      7,433       13,641       4,234       6,766
  Federal Funds Sold              204,259      165,711     114,015     100,137
  Other interest                        0       98,727           0      98,727
                               ----------   ----------  ----------  ----------
   Total interest and
    dividend income             6,915,160    6,241,403   3,501,075   3,245,086
                               ----------   ----------  ----------  ----------
INTEREST EXPENSE:
  Interest on Deposits          2,417,753    2,125,505   1,229,630   1,071,362
  Interest on Notes payable        17,265       29,694       8,781      14,808
                               ----------   ----------  ----------  ----------
   Total interest expense       2,435,018    2,155,199   1,238,411   1,086,170
                               ----------   ----------  ----------  ----------
Net interest and dividend
  income                        4,480,142    4,086,204   2,262,664   2,158,916

Provision for loan losses               0            0           0           0
                               ----------   ----------  ----------  ----------
Net interest and dividend
 income after provision
 for loan losses                4,480,142    4,086,204   2,262,664   2,158,916
                               ----------   ----------  ----------  ----------

NONINTEREST INCOME:
  Income from fiduciary
    activities                    534,238      431,521     270,291     232,457
  Service charges on deposit
    accounts                      218,000      212,462     110,544     106,380
  Other deposit fees              105,708      117,225      55,362      59,678
  Other income                    175,190      170,301     108,396      78,931
  Gain on sales of other
    real estate owned,net          (8,275)           0      (8,275)          0
                               ----------    ---------  ----------  ----------
     Total noninterest income   1,024,861      931,509     536,318     477,446
                               ----------    ---------  ----------  ----------

NONINTEREST EXPENSE:
  Salaries and employee
    benefits                    2,319,398    1,946,448   1,170,726   1,007,392
  Occupancy expense               374,483      306,979     194,160     143,381
  Equipment expense               213,783      207,700     112,654     103,673
  Investment security
    (gain)/ loss, net                   0            0           0           0
  Data processing fees            132,276      108,448      71,221      55,623
  F.D.I.C. insurance premium        9,931        1,000       5,328         500
  Stationary and supplies          93,883       72,345      46,708      36,584
  Other expense                   811,288      708,047     389,309     443,756
                               ----------   ----------  ----------  ----------
     Total noninterest expense  3,955,042    3,350,967   1,990,106   1,790,909
                               ----------   ----------  ----------  ----------
     Income before income taxes 1,549,961    1,666,746     808,876     845,453

Income taxes                      649,400      698,500     337,500     353,000
                               ----------   ----------  ----------  ----------
     Net Income                $  900,561   $  968,246  $  471,376  $  492,453
                               ==========   ==========  ==========  ==========

Earnings per share:

Weighted average shares
  outstanding                     754,417      753,994
                               ==========   ==========
Net income per share           $     1.19   $     1.28
Dividends per share            $     0.34   $     0.24
Special dividend per share     $     0.06   $     0.12





The accompanying notes are an integral part of these consolidated financial statements.

                    BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Months Ended June 30, 1997 and 1996
                                      (Unaudited)

                                                      1997         1996
                                                   -----------  -----------
Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities:
  Interest received                                 $6,609,134   $6,106,338
  Service charges and other income                   1,024,860      931,509
  Interest paid                                     (2,416,807)  (2,155,076)
  Cash paid to suppliers and employees              (3,925,167)  (3,232,960)
  Income taxes paid                                   (646,960)    (635,858)
                                                   -----------  -----------
  Net cash provided by operating activities            645,060    1,013,953
                                                   -----------  -----------
Cash flows from investing activities:
  Proceeds from maturities of investment securities  4,520,352    3,053,391
  Proceeds from maturities of investment securities  3,093,859    7,105,933
  Purchases of investment securities held-to-
     maturity                                       (1,984,063)  (3,961,183)
  Purchases of investment securities available-for-
     sale                                           (5,110,031)  (3,117,750)
  Net increase in loans                             (7,961,853)  (8,902,187)
  Proceeds from sale of mortgages                      254,156            0
  Proceeds from sale of other real estate owned         74,658            0
  Capital expenditures                                (765,808)    (128,664)
  Recoveries of previously charged off loans            17,354      606,334
  (Increase) decrease in other assets                 (140,113)     (10,248)
  Increase (decrease) in other liabilities              (5,263)     (14,216)
                                                   -----------  -----------
  Net cash provided by (used in) investing
     activities                                     (8,006,752)  (5,368,590)
                                                   -----------  -----------
Cash flows from financing activities:
  Net decrease in demand deposits, NOW,
     money market & savings accounts                   608,333    1,154,905
  Net increase (decrease) in time deposits           1,240,232    1,284,106
  Issued treasury stock                                  1,800       38,199
  Dividends paid                                      (241,402)    (181,052)
                                                   -----------  -----------
  Net cash provided by (used in) financing
     activities                                      1,608,963    2,296,158
                                                   -----------  -----------
 Net decrease in cash and cash equivalents          (5,752,729)  (2,058,479)
 Cash & cash equivalents beginning of year          25,363,278   15,094,959
                                                   -----------  -----------
 Cash & cash equivalents at June 30:               $19,610,549  $13,036,480
                                                   ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Months Ended June 30, 1997 and 1996
                                       (Unaudited)
                                       (Continued)

Reconciliation of net income to net cash provided by operating activities:

                                                       1997         1996
                                                     ---------    ---------
 Net income                                          $ 900,561    $ 968,246
                                                     ---------    ---------
 Depreciation expense                                  213,320      203,114
 Amortization expense of investment securities          15,820       18,844
 Accretion income of investment securities             (20,475)     (36,729)
 Change in prepaid interest                              1,967        1,967
 Provision for loan losses                                   0            0
 Increase (decrease) in taxes payable                    2,440       62,642
 Increase in interest receivable                      (247,796)    (123,088)
 Increase (decrease) in interest payable                16,243       (1,843)
 Increase (decrease) in accrued expenses              (175,447)    (172,564)
 Net (gain) loss on sale of mortgages                   (1,416)           0
 Net (gain) loss on sale of other real estate owned      8,275            0
 Change in deferred loan fees                          (53,575)       5,903
 Change in prepaid expenses                            (14,857)      87,457
 Change in unearned income                                   0            4
                                                      --------   ----------
Total adjustments                                     (255,501)      45,707
                                                      --------   ----------
Net cash provided by operating activities             $645,060   $1,013,953
                                                      ========   ==========

Non-cash investing activities:

Loans transferred to other real estate owned           $82,933           $0
Loans originated from the sales of other real estate        $0           $0

                              BEVERLY NATIONAL CORPORATION

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE SIX AND THREE MONTHS ENDED  JUNE 30, 1997

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

                             PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The following discussion and related consolidated financial statements include Beverly National Corporation (the "Corporation") and its subsidiaries, Beverly National Bank (the "Bank"), and Cabot Street Realty Trust.


Summary
-------

The Corporation's net income for the six months ended June 30, 1997, was $900,561 as compared to $968,246 for the time period ended June 30, 1996. This represents an decrease of $67,685 or 7.0%. Earnings per share totaled $1.19 for the six months ended June 30, 1997, as compared to earnings per share of $1.28 for the six months ended June 30, 1996. The earnings per share reflect both the improvement in core earnings and non-recurring income recorded in 1996.

                            SIX MONTHS ENDED JUNE 30, 1997
                    AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Net Interest Income
-------------------

Net interest and dividend income for the six months ended June 30, 1997, totaled $4,480,142 as compared to $4,086,204 for the same time period in 1996. This is an increase of $393,938 or 9.6%. Total interest and dividend income equaled $6,915,160 for the six months ended June 30, 1997 as compared to $6,241,403 for the same time period in 1996, an increase of $673,757 or 10.8%. Loan income for the six months ended June 30, 1997, totaled $5,472,211 as compared to $4,811,581 for the same time period in 1996. This increase of $660,630 or 13.7% reflects the continued increased loan production and the reduction of non-performing loans. Interest and Dividends on taxable Investment Securities for the six months ended June 30, 1997 totaled $1,231,257 as compared to $1,151,743 for the same period in 1996. This is a increase of $79,514 or 6.9%. This increase is due to reinvestment of taxable investment securities that had matured at higher rates. The interest earned from federal funds sold increased $38,548 or 23.3% for the six months ended June 30, 1997 as compared to 1996.

Other interest was recorded in the amount of $98,727 for the six months ending June 30, 1996 as compared to $-0- for the corresponding time period in 1997. This interest was non-recurring and relative to a refund associated with taxation of municipal amortization of investment premiums.

Deposit interest expense equaled $2,417,753 for the six months ended June 30, 1997, as compared to $2,125,505 for the same period in 1996. This increase of $292,248 or 13.8% reflects the current strategy of managing the cost of funds of the Bank. Average deposit rates have increased slightly during 1997 in comparison to 1996.

Notes payable interest expense for the six months ended June 30, 1997 decreased $12,429 in comparison to 1996 due to the reduction of corporate borrowings.


Loan Loss Provision
-------------------

There was no provision for the possible loan losses for the six months ended June 30, 1997 and for the same period in 1996. At June 30, 1997, the Corporation's allowance for possible loan losses was $2,172,924 representing 1.8% of gross loans at June 30, 1997 as compared to 1.9% of total loans at December 31, 1996. The ratio of allowance for loan losses to non-performing assets equaled 476.9% at June 30, 1996 as compared to 635.5% at December 31, 1996. Factors that enabled the Bank to have no provisions included management's evaluation of improving economic conditions including a stable local economy and the low level of non-performing loan balances.

The Corporation's non-accrual loans were $455,661 at June 30, 1997 as compared to $345,755 at December 31, 1996. The continued low level of non-accrual loans can be attributed to the additional resources devoted to addressing corrective action of the loans that are in non-accrual status.

The ratio of non-performing assets to total loans and mortgages held for sale was 0.37% for June 30, 1997 as compared to 0.29% as of December 31, 1996.

A total of $42,124 loans were charged off by the Corporation during the first six months of 1997 as compared to $457,671 charged off during the corresponding period in 1996. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $17,354 was recovered of previously charged off notes by the Corporation during the six month period ended June 30, 1997, as compared to $606,334 recovered of previously charged off notes during the corresponding period in 1996.

Noninterest Income
------------------

Noninterest income totaled $1,024,861 for the six months ended June 30, 1997 as compared to $931,509 for six months ended June 30, 1996. This is a increase of $93,352 or 10.0%. Income from fiduciary activities totaled $534,238 for the six months ended June 30, 1997 as compared to $431,521 for six months ended June 30, 1996 an increase of $102,717 or 23.8% due to increased volume of recurring trust services. Service charges on deposit accounts remained stable as income totaled $218,000 for the six months ended June 30, 1997, as compared to $212,462 for the same time period in 1996.

Other deposit fees decreased $11,517 or 9.8% for the six months ended June 30, 1997 as compared to the same time period in 1996. There were no net security gains posted for the six month periods ended June 30, 1997 and June 30, 1996. Other income for the six month period ended June 30, 1997 totaled $175,190 as compared to $170,301 June 30, 1996, an increase of $4,889 or 2.9%. The Bank sold $186,576 in mortgages to the secondary market during the six months ended June 30, 1997 as compared to -0- for the same time period in 1996.


Noninterest Expense
-------------------

Noninterest expense totaled $3,955,042 for the six months ended June 30, 1997, as compared to $3,350,967 for the same time period in 1996. This is an increase of $604,075 or 18.0%. Salaries and benefits totaled $2,319,398 for the six months ended June 30, 1997 and $1,946,448 for the same time period in 1996. This increase of $372,950 or 19.2% can be attributed to increased staff in commercial loans and retail services. Occupancy expense totaled $374,483 for the six months ended June 30, 1997 as compared to $306,979 for the same period in 1996. This increase is due to increased rental expense and leasehold improvements relating to the Cummings Center Branch, Beverly High School Branch, Hamilton Wenham Regional High School Branch and two stand alone ATM sites. The costs of equipment totaled $213,783 for the six months ending June 30, 1997 as compared to $207,700 for the same period in 1996. Data processing fees totaled $132,276 for the six months ended June 30, 1997 as compared to $108,448 for the corresponding time period in 1996. The increase of $23,828 or 22.0% is related to higher processing volumes, data processing upgrades, and new products and services. The FDIC Insurance Premium totaled $9,931 for the six months ended June 30, 1997 as compared to $1,000 for the corresponding period in 1996. This is a increase of $8,931 of premium expense. This increase is based on the Banks portion of the FICO assessment from FDIC. Stationary and supplies totaled $93,883 at six months ended June 30, 1997 as compared to $72,345 for the corresponding period in 1996. Legal and miscellaneous expenses were reduced by $96,500 due to a recovery of non-recurring trust expenses in the first six months of 1996.


Income Taxes
------------

The income tax provision for the six months ended June 30, 1997 totaled $649,400 in comparison to an income tax provision of $698,500 for the same time period in 1996. This decrease reflects the decrease in taxable income.

Net Income
----------

Net income amounted to $900,561 for the six months ended June 30, 1997 as compared to net income of $968,246 for the same period in 1996, which is a decrease of $67,685 or 7.0%. The decrease in net income for six months can be attributed to: increased loan production; collection of non-recurring interest in 1996; recovery of non-recurring trust expenses in 1996; and costs associated with the development of the Cummings Center Branch, two high school branches and two stand alone ATM sites.


                           THREE MONTHS ENDED JUNE 30, 1997
                   AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1996


Net Interest Income
-------------------

Net interest and dividend income for the three months ended June 30, 1997, totaled $2,262,664 as compared to $2,158,916 for the same time period in 1996. This increase was $103,748 or 4.8%. Total interest and dividend income equaled $3,501,075 for the three months ended June 30, 1997 as compared to $3,245,086 for the same time period in 1996, an increase of $255,989 or 7.9%. Loan income for the three months ended June 30, 1997, totaled $2,762,599 as compared to $2,471,483 for the same time period in 1996. This increase of $291,116 or 11.8% represents increased loan production and the reduction of non-performing assets. Interest and Dividends on Taxable Investment Securities for the three months ended June 30, 1997 totaled $620,227 as compared to $567,973 for the same period in 1996. This is an increase of $52,254 or 9.2%. The interest earned from federal funds sold increased $13,878 or 13.9% for the three months ended June 30, 1997 when compared to the same time period in 1996. This increase can be attributed to an increase in the balances held in Federal Funds Sold of 20.0%.

Other interest was recorded in the amount of $98,727 for the three months ending June 30, 1996 as compared to $-0- for the corresponding time in 1997. This interest is non-recurring and relative to taxation of municipal amortization of investment premiums.

Deposit interest expense equaled $1,229,630 for the three months ended June 30, 1997, as compared to $1,071,362 for the same period in 1996. This increase of $158,268 or 14.8% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

Notes payable interest expense for the three months ended June 30, 1997 decreased $6,027 in comparison to the corresponding time period in 1996 due to lower corporate borrowings.

Loan Loss Provision
-------------------

No provisions to the allowance for possible loan losses were made during the second calendar quarters of 1997 or 1996. At June 30, 1997, the Corporation's allowance for possible loan losses was $2,172,924 representing 1.8% of gross loans as compared to the ratio of 1.9% of total loans at December 31, 1996.

The ratio of allowance for loan losses to non-performing assets equaled 476.9% at June 30, 1997 as compared to 635.5% at December 31, 1996.

A total of $2,847 loans were charged off by the Corporation during the second quarter of 1997 as compared to $423,452 charged off during the corresponding period in 1996. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $11,763 was recovered of previously charged off notes by the Corporation during the three month period ended June 30, 1997, as compared to $351,029 recovered during the corresponding period in 1996.


Noninterest Income
------------------

Noninterest income totaled $536,318 for the three months ended June 30, 1997 as compared to $477,446 for three months ended June 30, 1996. This is an increase of $58,872 or 12.3%. Income from fiduciary activities totaled $270,291 for the three months ended June 30, 1997 as compared to $232,457 for the three months ended June 30, 1996. The increased valuation of the market and an increased volume of recurring Trust business created this situation. Service charges on deposit accounts totaled $110,544 for the three months ended June 30, 1997, as compared to $106,380 for the same time period in 1996. An increased deposit volume helped create this situation. Other deposit fees decreased $4,316 or 7.2% for the three months ended June 30, 1997 as compared to the same time period in 1996. There were no net security gains posted for the three month periods ended June 30, 1997 and June 30, 1996. Other income for the three month period ended June 30, 1996 totaled $108,396 as compared to $78,931 for the three month period ended June 30, 1996, an increase of $29,465 or 37.3%. This increase is due to valuation of the mortgage portfolio and credit card fee income.

Noninterest Expense
-------------------

Noninterest expense totaled $1,990,106 for the three months ended June 30, 1997, as compared to $1,790,909 for the same time period in 1996. This increase totaled $199,197 or 11.1%. Salaries and benefits totaled $1,170,726 for the three months ended June 30, 1997 and $1,007,392 for the same time period in 1996. Occupancy expense totaled $194,160 for the three months ended June 30, 1997 as compared to $143,381 for the same period in 1996. This increase is due to increased rental expense and leasehold improvements relating to the Cummings Center Branch, Beverly High School Branch, Hamilton Wenham Regional High School Branch and two stand alone ATM sites. The costs of equipment totaled $112,654 for the three months ended June 30, 1997 as compared to $103,673 for the same period in 1996. The increased equipment expense can be attributed to the purchase of additional equipment in connection with the implementation of the above sites. Data processing fees totaled $46,708 for the three months ended June 30, 1997 as compared to $55,623 for the corresponding time in 1996. This increase of $15,598 or 28.0% is related to higher volumes, data processing upgrades and new products and services. The FDIC Insurance Premium was $5,328 for the three months ended June 30, 1997 as compared to $500 for the corresponding period in 1996. This is an increase of $4,828 of premium expense. This increase is based on the Banks portion of the FICO assessment from FDIC. Other expenses totaled $389,309 at three months ended June 30, 1997 as compared to $443,756 for the same period in 1996. This reflects the decreases in repossession and collection costs.


Income Taxes
------------

The income tax provision for the three months ended June 30, 1997 totaled $337,500 in comparison to an income tax provision of $353,000 for the same time period in 1996. This decrease reflects a decrease of taxable income.


Net Income
----------

Net income amounted to $471,376 for the three months ended June 30, 1997 as compared to net income of $492,453 for the same period in 1996, which is an decrease of $21,077 or 4.3%. The decrease in net income for the quarter can be attributed to increased occupancy expense and increased salary and benefits costs.

Capital Resources
-----------------

As of June 30, 1997, the Corporation had total capital in the amount of $15,870,558, as compared with $15,142,561 at December 31, 1996, which represents an increase of $727,997 or 4.8%.

The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of June 30, 1997, the Bank's Tier 1 capital amounted to 7.63% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At June 30, 1997, the Bank's ratio of risk-based capital to risk weighted assets amounted to 12.76%, which satisfies the applicable risk based capital requirements. As of December 31, 1996, the Corporation's Tier 1 capital amounted to 7.34% of total assets and risk based capital amounted to 11.38% of total risk based assets.

The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of June 30, 1997, the Corporation's Tier 1 capital amounted to 8.54% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At June 30, 1997, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 13.93%, which satisfies the applicable risk based capital requirements. As of December 31, 1996, the Corporation's Tier 1 capital amounted to 8.26% of total assets and risk based capital amounted to 12.58% of total risk based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $8,141,561 or 20.3% at June 30, 1997 of the investment securities portfolio, and $7,534,983 at December 31, 1996, representing 18.6% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goal and general practice is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year or less than 10% of Total Earning Assets, so that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently.

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BEVERLY NATIONAL CORPORATION
                                                 (Registrant)


Date: August 12, 1997                     By:  /s/ Lawrence M. Smith
                                             ------------------------
                                             Lawrence M. Smith
                                             President, Chief Executive Officer


Date: August 12, 1997                       By:  /s/ Peter E. Simonsen
                                               ------------------------
                                               Peter E. Simonsen
                                               Treasurer, Principal Financial
                                               Officer

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

Item 3.    Defaults Upon Senior Securities                             None

Item 4.    Submission of Matters to a Vote of Security Holders         None

Item 5.    Other Information                                           None

Item 6.    Exhibits and Reports on Form 8-K

            a.  Exhibits

                Exhibit Number

                27. Financial Data Schedule

            b. The Corporation did not file any reports on Form 8-K during the quarter ended June 30, 1997.