Form 10QSB
period 1997-09-30
BEVERLY NATIONAL CORP
filed 1997-11-10
CIK 742275

U. S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-QSB





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended   September 30, 1997
                              --------------------------
                                     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to_________________

Commission file number   33-22224-B
                      ----------------

                          Beverly National Corporation
         -----------------------------------------------------------
         (Name of small business issuer as specified in its charter)

       Massachusetts                              04-2832201
--------------------------------              ------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


240 Cabot Street  Beverly, Massachusetts            01915
----------------------------------------          ---------
(Address of principal executive offices)          (Zip Code)

 Issuer's telephone number, including area code   (978) 922-2100
                                               ------------------

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X               No
                              -------              -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1997. 754,482 shares
                                      ----------------

Transitional small business disclosure format
                                             Yes
                                                ------
                                             No   X
                                                ------

                          BEVERLY NATIONAL CORPORATION
                                     INDEX

PART I.     FINANCIAL INFORMATION                                      PAGE

Item 1.

      Financial Statements (Unaudited)

      Consolidated Balance Sheets at
      September 30, 1997 and December 31, 1996                           3

      Consolidated Statements of Income for the Three Months and
      Nine Months Ended September 30, 1997 and 1996                      5

      Consolidated Statements of Cash Flow for the
      Nine Months Ended September 30, 1997 and 1996                      7

      Notes to Consolidated Financial Statements                         9

Item 2.

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                     10

PART II.    OTHER INFORMATION

Item 1.
      Legal Proceedings                                                 18

Item 2.
      Changes in Securities and Use of Proceeds                         18

Item 3.
      Defaults Upon Senior Securities                                   18

Item 4.
      Submission of Matters to a Vote of Security Holders               18

Item 5.
      Other Information                                                 18

Item 6.
      Exhibits and Reports on Form 8-K                                  18

      Signatures                                                        17

                   BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                  September 30,  December 31,
                                                      1997           1996
                                                  -------------  ------------
                        ASSETS

Cash and due from banks                           $   9,585,132  $ 11,263,278
Federal funds sold                                   14,800,000    14,100,000
Investments in available-for-sale securities         18,465,370    17,608,128
Investments in held-to-maturity securities           18,686,484    22,934,468
Federal Reserve Bank stock, at cost                      97,500        97,500
Loans:
  Commercial                                         19,823,371    16,946,508
  Real estate - construction and land development     6,775,915     5,847,491
  Real estate residential                            46,578,420    40,019,022
  Real estate - commercial                           46,401,511    46,150,365
  Consumer                                            7,206,411     6,538,122
  Municipal                                             450,000       450,000
  Other                                                 636,114       585,066
  Allowance for possible loan losses                 (2,174,458)   (2,197,694)
  Deferred loan fees, net                                (6,781)      (85,990)
                                                   ------------  ------------
     Net loans                                      125,690,503   114,252,890

Mortgages held for sale                                 200,000       964,377
Premises and equipment, net                           4,915,092     4,433,529
Accrued interest receivable                           1,304,419     1,081,467
Other assets                                          1,333,933     1,281,374
                                                   ------------  ------------
Total assets                                       $195,078,433  $188,017,011
                                                   ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                              $ 35,940,254  $ 34,897,850
  Interest bearing
   Regular savings                                   38,377,199    35,622,750
   NOW accounts                                      31,724,038    34,006,197
   Money market accounts                             20,372,955    18,748,989
   Time deposits                                     50,302,072    47,462,442
                                                   ------------  ------------
     Total deposits                                 176,716,518   170,738,228

Notes payable                                           385,627       385,627
Employee Stock Ownership Plan loan                      300,000       360,000
Other liabilities                                     1,312,987     1,390,595
                                                   ------------  ------------
     Total liabilities                              178,715,132   172,874,450

Stockholders' equity:

Preferred stock, $2.50 par value per share;
  300,000 shares authorized; issued and
  outstanding none
Common stock, $2.50 par value per share;
  2,500,000 shares authorized; issued 791,349;
  outstanding, 754,482 shares                        1,978,373      1,978,373
Paid-in Capital                                      4,358,872      4,358,926
Retained earnings                                   10,988,967      9,886,901
Treasury stock, at cost (36,867 shares)               (683,273)      (685,127)
Net unrealized holding loss on available-for-
  sale securities                                       20,362        (36,512)
Unearned compensation -Employee Stock Ownership
  Plan                                                (300,000)      (360,000)
                                                  ------------   ------------
     Total stockholders' equity                     16,363,301     15,142,561
                                                  ------------   ------------
Total liabilities and stockholders' equity        $195,078,433   $188,017,011
                                                  ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                      BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                    Nine Months Ended      Three Months Ended
                                      September 30,           September 30,
                                  1997         1996       1997        1996
                              -----------  ----------- ----------- -----------
INTEREST INCOME:
  Interest and fees on loans  $ 8,382,606  $ 7,548,255 $ 2,910,395 $ 2,736,674
  Interest and dividends on
    investment securities:
      Taxable                   1,813,020    1,697,795     581,763     546,052
      Tax-exempt                    9,491       20,304       2,058       6,663
  Federal Funds Sold              373,534      288,022     169,275     122,311
  Other interest                        0      119,876           0      21,149
                              -----------  ----------- ----------- -----------
    Total interest and
      dividend income          10,578,651    9,674,252   3,663,491   3,432,849
                              -----------  ----------- ----------- -----------
INTEREST EXPENSE:
  Interest on Deposits          3,701,776    3,224,622   1,284,024   1,099,117
  Interest on Notes payable        26,132       44,654       8,867      14,960
                              -----------  ----------- ----------- -----------
    Total interest expense      3,727,908    3,269,276   1,292,891   1,114,077
                              -----------  ----------- ----------- -----------
Net interest and dividend
   income                       6,850,743    6,404,976   2,370,600   2,318,772
Provision for loan losses               0            0           0           0
                              -----------  ----------- ----------- -----------
Net interest and dividend
  income after provision
  for loan losses               6,850,743    6,404,976   2,370,600   2,318,772
                              -----------  ----------- ----------- -----------
NONINTEREST INCOME:
  Income from fiduciary
    activities                    796,509      644,557     262,271     213,036
  Service charges on deposit
  accounts                        332,307      316,342     114,307     103,880
  Other deposit fees              166,002      173,977      60,294      56,752
  Other income                    264,249      264,965      97,335      94,664
                              -----------  ----------- ----------- -----------
   Total noninterest income     1,559,067    1,399,841     534,207     468,332
                              -----------  ----------- ----------- -----------

NONINTEREST EXPENSE:
  Salaries and employee
    benefits                   3,497,291     3,018,517   1,177,893   1,072,069
  Occupancy expense              549,793       461,120     175,311     154,141
  Equipment expense              312,956       307,548      99,173      99,848
  Data processing fees           195,643       164,011      63,367      55,563
  F.D.I.C. insurance premium      14,986         1,500       5,055         500
  Stationary and supplies        137,633       119,502      43,751      47,157
  Other expense                1,186,988     1,169,764     375,698     461,717
                             -----------   ----------- ----------- -----------
  Total noninterest expense    5,895,290     5,241,962   1,940,248   1,890,995
                             -----------   ----------- ----------- -----------
  Income before income taxes   2,514,520     2,562,855     964,559     896,109

Income taxes                   1,050,306     1,072,100     400,906     373,600
                             -----------   ----------- ----------- -----------
Net Income                   $ 1,464,214   $ 1,490,755 $   563,653 $   522,509
                             ===========   =========== =========== ===========

Earnings per share:

Weighted average shares
outstanding                      754,439       753,994     754,439     753,994
                             ===========   =========== =========== ===========
Net income per share         $      1.94   $      1.98 $      0.75 $      0.69
Dividends per share          $      0.48   $      0.36 $      0.16 $      0.12
Special dividend per share   $      0.06   $      0.12 $      0.00 $      0.00

The accompanying notes are an integral part of these consolidated financial statements.

                     BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Nine Months Ended September 30, 1997 and 1996
                                     (Unaudited)
                                                         1997        1996
                                                     -----------   ----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
 Interest received                                   $10,262,239   $9,594,611
 Service charges and other income                     $1,549,365    1,399,841
 Interest paid                                       ($3,697,617)  (3,229,363)
 Cash paid to suppliers and employees                ($5,753,791)  (4,858,515)
 Income taxes paid                                   ($1,013,966)  (1,070,989)
                                                     -----------   ----------
 Net cash provided by operating activities             1,346,230    1,835,585
                                                     -----------   ----------
Cash flows from investing activities:
 Proceeds from maturities of investment securities
   held to maturity                                    7,492,554   13,520,665
 Proceeds from maturities of investment securities
   available for sale                                 13,444,498    4,135,938
 Purchases of investment securities held-to-maturity (8,342,090) (4,956,495) Purchases of investment securities available-for-
   sale                                               (9,134,255)  (6,104,155)
 Net increase in loans                               (11,465,638)  (9,834,403)
 Proceeds from sale of mortgages                         774,079            0
 Proceeds from sale of other real estate owned            74,658            0
 Capital expenditures                                   (481,563)    (227,006)
 Recoveries of previously charged off loans               19,750      698,645
 (Increase) decrease in other assets                    (333,031)     182,845
 Increase (decrease) in other liabilities                  8,721      (37,536)
 Increase in federal funds sold                         (700,000)  (7,400,000)
                                                     -----------  -----------
 Net cash provided by (used in) investing activities  (8,642,317) (10,021,502)
                                                     -----------  -----------
Cash flows from financing activities:
 Net decrease in demand deposits, NOW,
   money market & savings accounts                     3,105,151      343,889
 Net increase (decrease) in time deposits              2,873,139    9,960,536
 Issued treasury stock                                     1,771       38,199
 Dividends paid                                         (362,120)    (271,577)
                                                     -----------  -----------
 Net cash provided by (used in) financing activities   5,617,941   10,071,047
                                                     -----------  -----------
 Net decrease in cash and cash equivalents            (1,678,146)   1,885,130
 Cash & cash equivalents beginning of year            11,263,278    9,294,959
                                                     -----------  -----------
 Cash & cash equivalents at Sept 30:                 $ 9,585,132  $11,180,089
                                                     ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended September 30, 1997 and 1996
                                    (Unaudited)
                                    (Continued)

Reconciliation of net income to net cash provided by operating activities:
                                                         1997        1996
                                                     -----------  -----------
Net income                                           $ 1,464,214  $ 1,490,755
                                                     -----------  -----------
Depreciation expense                                     326,317      294,305
Amortization expense of investment securities             19,014       27,679
Accretion income of investment securities                (32,105)     (64,338)
Change in prepaid interest                                (2,950)      (2,950)
Provision for loan losses                                      0            0
Increase (decrease) in taxes payable                      36,340        1,111
Increase in interest receivable                         (222,952)     (67,982)
Increase (decrease) in interest payable                   30,291       42,863
Increase (decrease) in accrued expenses                 (150,009)     (36,380)
Net (gain) loss on sale of mortgages                      (9,702)           0
Net (gain) loss on sale of other real estate owned         8,275            0
Change in deferred loan fees                             (80,369)      25,004
Change in prepaid expenses                               (40,134)     125,522
Change in unearned income                                      0          (4)
                                                     -----------  -----------
Total adjustments                                       (117,984)     344,830
                                                     -----------  -----------
Net cash provided by operatingactivities             $ 1,346,230  $ 1,835,585
                                                     ===========  ===========

Non-cash investing activities:

Loans transferred to other real estate owned         $    82,933  $         0
Loans originated from the sales of other
 real estate owned                                   $         0  $         0

The accompanying notes are an integral part of these consolidated financial statements.

                            BEVERLY NATIONAL CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997

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

Summary
-----------

The Corporation's net income for the nine months ended September 30, 1997, was $1,464,214 as compared to $1,490,755 for the time period ended September 30, 1996. This represents a decrease of $26,541 or 1.8%. Earnings per share totaled $1.94 for the nine months ended September 30, 1997, as compared to earnings per share of $1.98 for the nine months ended September 30, 1996. While the earnings per share reflects both the improvement in core earnings, the improvement in core earnings was offset by a reduction in the non-recurring income posted in 1996.


                       NINE MONTHS ENDED SEPTEMBER 30, 1997
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net Interest Income
--------------------

Net interest and dividend income for the nine months ended September 30, 1997, totaled $6,850,743 as compared to $6,404,976 for the same time period in 1996. This is an increase of $445,767 or 7.0%. Total interest and dividend income equaled $10,578,651 for the nine months ended September 30, 1997 as compared to $9,674,252 for the same time period in 1996, an increase of $904,399 or 9.3%. Loan income for the nine months ended September 30, 1997, totaled $8,382,606 as compared to $7,548,255 for the same time period in 1996. This increase of $834,351 or 11.1% reflects continued increased loan production. Interest and Dividends on Taxable Investment Securities for the nine months ended September 30, 1997 totaled $1,813,020 as compared to $1,697,795 for the same period in 1996. This is an increase of $115,225 or 6.8%, is due to investing in a higher rate environment. Some taxable investment securities that matured funded loan growth. In this regard, the taxable investment portfolio was reduced by $3,348,742 during the first nine months while net loans increased $11,437,613. The interest earned from federal funds sold increased $85,512 or 29.7% for the nine months ended September 30, 1997 as compared to 1996, reflecting an increase in volume and a slightly higher rate environment.

There was no other interest recorded for the nine months ended September 30, 1997 as compared to $119,876 for the corresponding time period in 1996. This interest was non-recurring and relative to a refund associated with taxation of municipal amortization of investment premiums.

Deposit interest expense equaled $3,701,776 for the nine months ended September 30, 1997, as compared to $3,224,622 for the same period in 1996. This increase of $477,154 or 14.8% reflects increased deposits and the current strategy of managing the cost of funds of the Bank. Average deposit rates have increased slightly during 1997 in comparison to 1996.

Notes payable interest expense for the nine months ended September 30, 1997 decreased $18,522 in comparison to 1996 due to the reduction of corporate borrowings.

Loan Loss Provision
-------------------

The was no provision for the possible loan losses for the nine months ended September 30, 1997 and 1996. At September 30, 1997, the Corporation's allowance for possible loan losses was $2,174,458 representing 1.7% of gross loans as compared to $2,197,694 or 1.9% of total loans at December 31, 1996. Factors that enabled the Bank to reduce provisions included management's evaluation of economic conditions including a stable local economy and the reduction of non-performing loan balances.

The ratio of non-performing assets to total loans and mortgages held for sale was .36% for September 30, 1997 as compared to .29% as of December 31, 1996. The ratio of allowance for loan losses to non-performing assets equaled 494.3% at September 30, 1997 as compared to 635.6% at December 31, 1996.

A total of $42,987 in loans were charged off by the Corporation during the first nine months of 1997 as compared to $504,390 charged off during the corresponding period in 1996. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $19,750 was recovered of previously charged off notes by the Corporation during the nine month period ended September 30, 1997, as compared to $698,645 recovered of previously charged off notes during the corresponding period in 1996.

Noninterest Income
-------------------

Noninterest income totaled $1,559,067 for the nine months ended September 30, 1997 as compared to $1,399,841 for nine months ended September 30, 1996. This is an increase of $159,226 or 11.4%. Income from fiduciary activities totaled $796,509 for the nine months ended September 30, 1997 as compared to $644,557 for nine months ended September 30, 1996 an increase of $151,952 or 23.6% due to growth of recurring trust services. Service charges on deposit accounts increased slightly as income totaled $332,307 for the nine months ended September 30, 1997, as compared to $316,342 for the same time period in 1996.

Other deposit fees declined slightly with a decrease of $7,975 or 4.6% for the nine months ended September 30, 1997 as compared to the same time period in 1996. Other income for the nine month period ended September 30, 1997 totaled $264,269 as compared to $264,965 September 30, 1996, indicating a slight decrease.

Noninterest Expense
--------------------

Noninterest expense totaled $5,895,290 for the nine months ended September 30, 1997, as compared to $5,241,962 for the same time period in 1996. This is an expense increase of $653,328 or 12.5%. Salaries and benefits totaled $3,497,291 for the nine months ended September 30, 1997 as compared $3,018,517 for the same time period in 1996. This increase of $478,774 or 15.9% can be attributed to increased staff in the commercial loan and retail services. Occupancy expense totaled $549,793 for the nine months ended September 30, 1997 as compared to $461,120 for the same period in 1996. This increase of $88,673 or 19.2% is due to increased rental expense and leasehold improvements relating to the Cummings Center Branch, Beverly High School Branch, Hamilton Wenham Regional High School Branch and two stand alone ATM sites. The costs of equipment totaled $312,956 for the nine months ending September 30, 1997 as compared to $307,548 for the same period in 1996. Data processing fees totaled $195,643 for the nine months ended September 30, 1997 as compared to $164,011 for the corresponding time period in 1996. The increase of $31,632 or 19.3% is related to the higher processing volumes, data processing upgrades and new products and services. The FDIC Insurance Premium totaled $14,986 for the nine months ended September 30, 1997 as compared to $1,500 for the corresponding period in 1996. This is an increase of $13,486 or 899.1% of premium expense. This increase is based on the Bank's portion of the FICO assessment from FDIC. Other expenses for the nine months ending 1996 of legal and miscellaneous were reduced by $96,500 due to a recovery of non-recurring trust expenses.

Income Taxes
-------------

The income tax provision for the nine months ended September 30, 1997 totaled $1,050,306 in comparison to an income tax provision of $1,072,100 for the same time period in 1996. This decrease of $21,794 or 2.0% reflects lower taxable income.

Net Income
-----------

Net income amounted to $1,464,214 for the nine months ended September 30, 1997 as compared to net income of $1,490,755 for the same period in 1996, which is a decrease of $26,541 or 1.8%. While the Bank's loan production increased, the decrease in net income can be attributed to the high level of non-recurring interest in 1996; recovery of non-recurring trust expenses in 1996; and costs associated with the development of the Cummings Center Branch, two high school branches and two stand alone ATM sites in 1997.

                       THREE MONTHS ENDED SEPTEMBER 30, 1997
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996


Net Interest Income
--------------------

Net interest and dividend income for the three months ended September 30, 1997, totaled $2,370,600 as compared to $2,318,772 for the same time period in 1996. This increase was $51,828 or 2.2%. Total interest and dividend income equaled $3,663,491 for the three months ended September 30, 1997 as compared to $3,432,849 for the same time period in 1996, an increase of $230,642 or 6.7%. Loan income for the three months ended September 30, 1997, totaled $2,910,395 as compared to $2,736,674 for the same time period in 1996. This increase of $173,721 or 6.3% represents increased loan production income. Interest and Dividends on Taxable Investment Securities for the three months ended September 30, 1997 totaled $581,763 as compared to $546,052 for the same period in 1996. This is an increase of $35,711 or 6.5%. Investment securities that matured helped fund the loan growth, during the quarter. The investment portfolio decreased $2,882,317 during the third quarter. The interest earned from federal funds sold increased $46,964 or 38.4% for the three months ended September 30, 1997 when compared to the same time period in 1996, due to increased volume. This reflects increased liquidity due to strong deposit growth.

There was no other interest was recorded for the three months ended September 30, 1997 as compared to $21,149 for the corresponding time period in 1996. This interest was a 1996 non-recurring item and relative to taxation of municipal amortization of investment premiums.

Deposit interest expense equaled $1,284,024 for the three months ended September 30, 1997, as compared to $1,099,117 for the same period in 1996. This increase of $184,907 or 16.8% reflects the increased deposit volume and the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

Notes payable interest expense for the three months ended September 30, 1997 decreased $6,093 in comparison to the corresponding time period in 1996 due to the reduced level of corporate borrowings.

Loan Loss Provision
--------------------

No provisions to the allowance for possible loan losses were made during the third calendar quarters of 1997 or 1996, respectively. At September 30, 1997, the Corporation's allowance for possible loan losses was $2,174,458 representing 1.7% of gross loans as compared to the ratio of 1.9% of total loans at December 31, 1996.

The ratio of non-performing assets to total loans and mortgages held for sale was .36% for September 30, 1997 as compared to .29% as of December 31, 1996. The ratio of allowance for loan losses to non-performing assets equaled 494.3% at September 30, 1997 as compared to 635.6% at December 31, 1996.

A total of $863 loans were charged off by the Corporation during the third quarter of 1997 as compared to $46,719 charged off during the corresponding period in 1996. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $2,396 was recovered of previously charged off notes by the Corporation during the three month period ended September 30, 1997, as compared to $92,310 recovered during the corresponding period in 1996.

Noninterest Income
-------------------

Noninterest income totaled $534,207 for the three months ended September 30, 1997 as compared to $468,332 for three months ended September 30, 1996. This is an increase of $65,875 or 14.1%. Income from fiduciary activities totaled $262,271 for the three months ended September 30, 1997 as compared to $213,036 for the three months ended September 30, 1996. Service charges on deposit accounts totaled $114,307 for the three months ended September 30, 1997, as compared to $103,880 for the same time period in 1996. Other deposit fees increased $3,542 or 6.2% for the three months ended September 30, 1997 as compared to the same time period in 1996. Other income for the three month period ended September 30, 1997 totaled $97,335 as compared to $94,664 for the three month period ended September 30, 1996, an increase of $2,671 or 2.8%.

Noninterest Expense
--------------------

Noninterest expense totaled $1,940,248 for the three months ended September 30, 1997, as compared to $1,890,995 for the same time period in 1996. This increase totaled $49,253 or 2.6%. Salaries and benefits totaled $1,177,893 for the three months ended September 30, 1997 and $1,072,069 for the same time period in 1996. This increase is due to the increased staff in commercial loans and retail services. Occupancy expense increased $21,170 or 13.7% and totaled $175,311 for the three months ended September 30, 1997 as compared to $154,141 for the same period in 1996 due to the increase in the branch system. The costs of equipment totaled $99,173 for the three months ended September 30, 1997 as compared to $99,848 for the same period in 1996. Data processing fees totaled $63,367 for the three months ended September 30, 1997 as compared to $55,563 for the corresponding time in 1996. This increase of $7,804 or 14.1% relates to higher volumes, data processing upgrades and new products and services. The FDIC Insurance Premium was $5,055 for the three months ended September 30, 1997 as compared to $500 for the corresponding period in 1996. The increase is due to the FICO assessment by the FDIC placed upon the Bank. Other expenses totaled $375,699 at three months ended September 30, 1997 as compared to $461,717 for the same period in 1996. A decrease of $86,018 or 18.6%. This reflects the higher repo collections costs of $94,525 in 1996.

Income Taxes
-------------

The income tax provision for the three months ended September 30, 1997 totaled $400,906 in comparison to an income tax provision of $373,600 for the same time period in 1996. This increase reflects an increase of taxable income for the quarter.

Net Income
-----------

Net income amounted to $563,653 for the three months ended September 30, 1997 as compared to net income of $522,509 for the same period in 1996, which is an increase of $41,144 or 7.9%. The increase in net income for the quarter can be attributed to increased loan production of high quality loans and increased revenues from fiduciary activities.

Capital Resources
------------------

As of September 30, 1997, the Corporation had total capital in the amount of $16,363,301, as compared with $15,142,561 at December 31, 1996, which represents an increase of $1,220,740 or 8.1%.

The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of September 30, 1997, the Bank's Tier 1 capital amounted to 7.59% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At September 30, 1997, the Bank's ratio of risk-based capital to risk weighted assets amounted to 13.04%, which satisfies the applicable risk based capital requirements. As of December 31, 1996, the Bank's Tier 1 capital amounted to 7.34% of total assets and risk based capital amounted to 12.71% of total risk based assets. The capital ratios of the Bank exceed regulatory requirements.

The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Corporation's adjusted total assets. As of September 30, 1997, the Corporation's Tier 1 capital amounted to 8.38% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At September 30, 1997, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 14.14%, which satisfies the applicable risk based capital requirements. As of December 31, 1996, the Corporation's Tier 1 capital amounted to 8.26% of total assets and risk based capital amounted to 12.58% of total risk based assets. The capital ratios of the Corporation and the Bank exceed regulatory requirements.

Liquidity
-----------

The primary function of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $9,289,313 or 24.9% at September 30, 1997 of the investment securities portfolio, and $7,534,983 at December 31, 1996, representing 18.6% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goal and general practice is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year or less than 10% of Total Earning Assets, so that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BEVERLY NATIONAL CORPORATION
                                              (Registrant)


Date: November 10, 1997                        By:  /s/ Lawrence M. Smith
                                                  --------------------------
                                                  Lawrence M. Smith
                                                  President, Chief Executive
                                                  Officer



Date: November 10, 1997                        By:  /s/ Peter E. Simonsen
                                                  --------------------------
                                                  Peter E. Simonsen
                                                  Treasurer, Principal
                                                  Financial Officer

                          PART II - Other Information

Item 1.    Legal Proceedings                                           None

Item 2.    Changes in Securities and Use of proceeds                   None

Item 3.    Defaults Upon Senior Securities                             None

Item 4.    Submission of Matters to a Vote of Security Holders         None

Item 5.    Other Information                                           None

Item 6.    Exhibits and Reports on Form 8-K

                    a.  Exhibits

                        Exhibit Number

                        27. Financial Data Schedule

                    b. The Corporation did not file any reports on Form 8-K during the quarter ended September 30, 1997.