Form 10KSB
period 1997-12-31
BEVERLY NATIONAL CORP
filed 1998-03-27
CIK 742275

FORM 10-KSB
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                              Annual Report

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:    December 31, l997
                              -----------------

                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________to__________________

Commission file number    33-22224-B
                      -----------------

                         Beverly National Corporation
                         ----------------------------
                   (Name of small business in its charter)

A Massachusetts Corporation                       04-2832201
                                                 -----------
(State or other jurisdiction of                  (I.R.S.Employer
incorporation or organization)                    Identification No.)

240 Cabot Street  Beverly, Massachusetts           0l9l5
----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code (978) 922-2l00
                                               --------------

Securities registered pursuant to Section l2 (b) of the Act:

Title of each class                 Name of each exchange on which registered
       None
-------------------                 -----------------------------------------

Securities registered pursuant to l2(g) of the Act:

       None
-------------------                 -----------------------------------------
                                    (Title of class)

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                      Yes   X               No
                         ------               ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]. N/A

State issuer's revenues for its most recent fiscal year.    $16,513,549
                                                            -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date with in the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act).         $24,332,256
                                         -----------

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.   765,537
                                                    -------

                      DOCUMENTS INCORPORATED BY REFERENCE

NONE

                              TABLE OF CONTENTS
                              -----------------

PART I
------

       ITEM  1 - DESCRIPTION OF BUSINESS                            4

       ITEM  2 - DESCRIPTION OF PROPERTIES                         20

       ITEM  3 - LEGAL PROCEEDINGS                                 20

       ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                 21

PART II
-------

       ITEM  5 - MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                      21

       ITEM  6 - MANAGEMENT'S DISCUSSION AND ANALYSIS              22

       ITEM  7 - FINANCIAL STATEMENTS                              31

       ITEM  8 - CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                             68

PART III
--------

       ITEM  9 - DIRECTORS, EXECUTIVE OFFICERS                     68

       ITEM 10 - EXECUTIVE COMPENSATION                            69

       ITEM 11 - SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                 76

       ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                     79

       ITEM 13 - EXHIBITS, LISTS AND REPORTS ON
                  FORM 8-K                                         82

SIGNATURES                                                         79

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

                                     PART I
                                     ------

ITEM l.     DESCRIPTION OF BUSINESS

Beverly National Corporation, a Massachusetts corporation ("Corporation" or "Holding Company"), is a registered bank holding company under the Bank Holding Company Act of l956, as amended. The Holding Company has one banking subsidiary, Beverly National Bank ("Bank"), and also owns l00% of a Massachusetts Business Trust, Cabot Street Realty Trust. The principal executive office of the Corporation is located at 240 Cabot Street, Beverly, Massachusetts 0l9l5, and the telephone number is (978) 922-2100. The Holding Company owns all outstanding shares of the Bank and Cabot Street Realty Trust.

The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits and the making of commercial, real estate, installment and other loans. The Bank also offers a full range of trust services, financial planning, official checks, traveler's checks, safe deposit boxes, automatic teller machines and customary banking services to its customers.

The business of the Bank is not significantly effected by seasonal factors.

In the last five years the Bank derived its operating income from the following sources:

                                        % of Operating Income
                                     ----------------------------
                                     1997  1996  1995  1994  1993
                                     ----  ----  ----  ----  ----
Interest and fees on loans            69%   68%   63%   58%   60%
Interest and dividends on
  Securities and Federal Funds
  Sold and Certificate of Deposit     18    18    23    28    26
Charges, fees and other sources       13    14    14    14    14
                                     ----  ----  ----  ----  ----
                                     100%  100%  100%  100%  100%
                                     ====  ====  ====  ====  ====

Competition
-----------

In Massachusetts generally, and in the Bank's primary service area, there is intense competition in the commercial banking industry. In addition to commercial banks, the Bank competes with other financial institutions such as savings banks, savings and loan associations and credit unions in obtaining lendable funds and in making loans. In the Bank's primary service area there are two national banks, one Massachusetts trust company, five savings banks, two co-operative banks and one finance company. Included among those financial institutions are regional banks such as Bank Boston and Fleet Bank Massachusetts.

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

The Federal Reserve Act imposes certain restrictions on loans by the Bank to the Corporation and certain other activities, on investments, in their stock or securities, and on the taking by the Bank of such stock or securities as collateral security for loans to any borrower.

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

The regulations of the Federal Reserve System, promulgated pursuant to Bank Holding Company Act require bank holding companies to provide the Federal Reserve Board with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the company's consolidated net worth. For purposes of Regulation Y, "net consideration" is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue. However, a bank holding company need not obtain Federal Reserve Board approval of any equity security redemption when:
(i) the bank holding company's capital ratios exceed the threshold established for "well-capitalized" state member banks before and immediately after the redemption; (ii) the bank holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

Regulation of the Bank
----------------------

The Bank is subject to regulation by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The business of the Bank is subject in certain areas to state laws applicable to banks.

Employees
---------

The Corporation and the Bank employ 101 officers and employees, of which 79% are full time.

Distribution of Assets, Liabilities and Stockholders' Equity:
-------------------------------------------------------------
Interest Rates and Interest Differential
----------------------------------------

The following tables present the condensed average balance sheets and the components of net interest differential for the two years ended December 31, 1997 and 1996. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis.

                                                     1997
                                    -----------------------------------
                                       Average       Interest    Yield/
                                       Balance       Inc./Exp.   Rate
                                    -----------------------------------
 ASSETS

Federal funds Sold                  $ 10,470,822   $   564,714   5.39%
Investment securities                 19,994,670     1,233,482   6.17%
Securities available for sale         19,428,034     1,164,927   6.00%
Loans, net of unearned income        124,367,629    11,428,985   9.19%
                                    ------------   -----------   -----
Total earning assets                 174,261,155    14,392,108   8.26%
                                    ------------   -----------   -----

Other non interest-earning assets   $ 14,715,058
                                    ------------
Total average assets                $188,976,213
                                    ============

LIABILITIES

Savings deposits                    $ 37,641,284   $ 1,133,582   3.01%
NOW accounts                          29,496,018       471,221   1.60%
Money market accounts                 20,671,361       653,027   3.16%
Time deposits $100,000 and over        4,611,490       261,092   5.66%
Other time deposits                   44,172,508     2,479,397   5.61%
Short-term borrowings                          0             0      0%
Notes payable                            690,627        34,998   5.07%
                                    ------------   -----------   -----
Total interest-bearing liabilites    137,283,288     5,033,317   3.67%
                                    ------------   -----------   -----

Non interest-bearing deposits         34,375,951
Other non interest-bearing
 liabilites                            1,441,323
Stockholders' equity                  15,875,651
                                    ------------

Total average liabilities and
 stockholders' equity               $188,976,213
                                    ============
Net interest income                                  9,358,791
                                                     =========
Net yield on interest-earning assets                             5.37%
                                                                 =====

(1) Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $18,902. A federal tax rate of 34% was used in performing this calculation.

(2) Includes loan fees of $258,451.

(3) Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders' Equity:
-------------------------------------------------------------
Interest Rates and Interest Differential(Continued)
---------------------------------------------------

                                                    1996
                                    -----------------------------------
                                       Average      Interest     Yield/
                                       Balance      Inc./Exp.    Rate
                                    -----------------------------------
 ASSETS

Federal funds Sold                  $  9,530,601   $   497,253   5.22%
Investment securities                 27,728,937     1,572,490   5.67%
Securities available for sale         12,435,572       706,134   5.68%
Loans, net of unearned income        110,537,761    10,204,645   9.23%
                                    ------------   -----------   -----
Total earning assets                 160,232,871    12,980,522   8.10%
                                    ------------   -----------   -----

Other non interest-earning assets   $ 13,148,160
                                    ------------
Total average assets                $173,381,031
                                    ============

LIABILITIES

Savings deposits                    $ 36,518,157   $ 1,102,811   3.02%
NOW accounts                          28,586,728       468,296   1.64%
Money market accounts                 21,302,347       670,187   3.15%
Time deposits $100,000 and over        4,198,562       235,271   5.60%
Other time deposits                   35,359,559     1,967,671   5.56%
Short-term borrowings                          0             0      0%
Notes payable                            660,227        59,338   8.99%
                                    ------------   -----------   -----
Total interest-bearing liabilites    126,625,580     4,503,574   3.56%
                                    ------------   -----------   -----
Non interest-bearing deposits         31,040,004
Other non interest-bearing
 liabilites                            1,517,004
Stockholders' equity                  14,197,745
                                    ------------
Total average liabilities and
 stockholders' equity               $173,381,031
                                    ============
Net interest income                                  8,476,948
                                                     =========
Net yield on interest-earning assets                             5.29%
                                                                 =====

Distribution of Assets, Liabilities and Stockholders' Equity:
-------------------------------------------------------------
Interest Rates and Interest Differential (Continued)
----------------------------------------------------

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


                                          1997 as compared to 1996
                                    ----------------------------------
                                             Due to a change in:
                                      Volume(1)    Rate(1)     Total
                                    ----------------------------------
Interest income from:

Federal funds sold                  $   50,718    $ 16,743   $   67,461
Investment securities                 (468,256)    129,248     (339,008)
Securities available for sale          417,011      41,782      458,793
Loans, net of unearned interest      1,268,821     (44,481)   1,224,340
                                    ----------    --------   ----------
 Total                              $1,268,294    $143,292   $1,411,586
                                    ----------    --------   ----------
Interest expense on:

Savings deposits                    $   30,891    $   (120)  $   30,771
NOW accounts                            14,600     (11,675)       2,925
Money market accounts                  (19,347)      2,187      (17,160)
Time deposits $100,000 and over         23,285       2,536       25,821
Other time                             494,620      17,106      511,726
Notes payable                            2,619     (26,959)     (24,340)
                                    ----------    --------   ----------
 Total                              $  546,668    $(16,925)  $  529,743
                                    ----------    --------   ----------
 Net interest income                $  721,626    $160,217   $  881,843
                                    ==========    ========   ==========

(1) The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

                                         1996 as compared to 1995
                                    ----------------------------------
                                            Due to a change in:
                                    Volume(1)      Rate(1)     Total
                                    ----------------------------------
Interest income from:

Federal funds sold                  $  216,416    $(36,195)  $  180,221
Investment securities                 (772,855)    106,943     (665,912)
Securities available for sale          116,217      (1,039)     115,178
Loans, net of unearned interest      1,597,849     101,990    1,699,839
                                    ----------    --------   ----------
 Total                              $1,157,627    $171,699   $1,329,326
                                    ----------    --------   ----------
Interest expense on:

Savings deposits                    $   12,996    $(22,878)  $   (9,882)
NOW accounts                           (14,734)     75,360       60,626
Money market accounts                   (8,909)    (35,638)     (44,547)
Time deposits $100,000 and over         50,820       6,281       57,101
Other time                             328,705      (5,872)     322,833
Short term borrowings                     (923)          0         (923)
Notes payable                          (33,852)     (2,944)     (36,796)
                                    ----------    --------   ----------
 Total                              $  344,103    $ 14,309   $  348,412
                                    ----------    --------   ----------
 Net interest income                $  823,524    $157,390   $  980,914
                                    ==========    ========   ==========

(1) The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

Investment Portfolio
--------------------

The following table indicates the carrying value of the Corporation's consolidated investment portfolio at December 31, l997 and 1996:


                                   1997 Carrying Value  1996 Carrying Value
                                   -------------------  -------------------
Investments Held to Maturity:
 U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies           $16,435,914           $22,407,095

Investments Held to Maturity:
 Obligations of states and
   political subdivisions                  449,274               227,373

Investments Held to Maturity:
 Other debt securities                     300,000               300,000
                                       -----------           -----------
                                       $17,185,188           $22,934,468
                                       ===========           ===========

Federal Reserve Bank Stock             $    97,500           $    97,500
                                       ===========           ===========

Investments Available for Sale         $20,796,287           $17,608,128
                                       ===========           ===========

The following table shows the maturities, amortized cost basis and weighted average yields of the Corporation's consolidated investment in held to maturity and available for sale securities at December 31, l997. The yields on state and municipal securities are presented on a tax equivalent basis. A federal tax rate of 34% was used in performing this calculation.*

                                 After one        After five
(In Thousands)     Within        but within       but within        After
                   one year      five years       ten years       ten years
Maturing:      Amount  Yield   Amount   Yield   Amount   Yield   Amount  Yield
--------       ------  -----   ------   -----   ------   -----   ------  -----
U.S. Govt.
& Agency
obligations   $10,481  5.35%   $24,401  6.08%   $1,976   6.30%

State and
Political
subdivisions      142  7.85%        42  5.16%      265   6.10%     100   4.62%

Other
securities                                         300   8.10%
              -------  -----   -------  -----   ------   -----    ----   -----
              $10,623  5.38%   $24,443  6.08%   $2,541   6.55%    $100   4.62%
              =======  =====   =======  =====   ======   =====    ====   =====

* Federal Reserve Bank Stock not included.

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

(In Thousands)                        1997           1996
                                      ----           ----
Loans, non-accrual                    $341           $346

Loans past due 90 days or
more and still accruing                168              0
                                      ----           ----
            Total                     $509           $346
                                      ====           ====



The amount of interest income recorded during 1997 and 1996 on non-accrual loans and restructured loans outstanding at December 31, 1997 and 1996 amounted to $1,737 and $16,235, respectively. Had these loans performed in accordance with their original terms, the amount recorded would have been $40,929 in 1997 and $37,617 in 1996.

As of December 31, 1997, there were no loans which are not now included above but where known information about possible credit problems of borrowers which caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

There are no industry concentrations in the Bank's loan portfolio, however, there is a geographical concentration as the Bank's market area is northeastern Massachusetts.

Loan Portfolio
--------------

The following table summarizes the distribution of the Bank's loan portfolio and mortgages held for sale as of December 31 for the years indicated:

(In Thousands)              1997      1996       1995       1994       1993
                          --------   --------   --------   --------   --------
Commercial, financial
& agricultural            $ 22,184   $ 16,947   $ 16,486   $ 16,323   $ 16,689

Real estate-construction
and land development         6,507      5,847      4,649      3,807      1,622

Real estate-residential     49,517     40,983     34,217     26,037     27,345

Real estate-commericial     44,242     46,150     42,588     35,702     32,591

Consumer                     7,652      6,538      5,594      6,481      7,028

Municipal tax-exempt
 obligations                 2,750        452        465        146          0

Loans to depository
 institutions                    0          0          0          0          0

Other                          513        583        787        176        166
                          --------   --------   --------   --------   --------
                           133,365    117,500    104,786     88,672     85,441

Allowance for possible
 loan losses                (2,163)    (2,197)    (2,073)    (2,075)    (2,764)

Deferred loan fees net          19        (86)       (97)       (40)       (13)

Unearned income                  0          0          0         (1)        (8)
                          --------   --------   --------   --------   --------
   Net Loans              $131,221   $115,217   $102,616   $ 86,556   $ 82,656
                          ========   ========   ========   ========   ========


Loan maturities for commercial, financial and agricultural at December 31, l997 were as follows: $15,809,521 due in one year or less; $6,034,708 due after one year through five years; $340,001 due after five years. Of the Bank's commercial, financial and agricultural loans due after one year, $3,651,875 have floating or adjustable rates and $2,722,834 have fixed rates.

Loan maturities for real estate construction and land development at December 31, 1997 were as follows: $2,653,610 due in one year or less, $2,222,505 due after one year through five years and $1,630,602 due after five years. Of the Bank's real estate construction and land development loans due after one year, $2,385,491 have adjustable rates and $1,467,616 have fixed rates.

Summary of Loan Loss Experience
-------------------------------

The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for possible loan losses at December 31 for each of the years indicated:

     (In Thousands)              1997      1996     1995     1994     1993

Average loans outstanding
net of unearned income         $124,368  $110,538  $93,227  $82,154  $84,721
                               ========  ========  =======  =======  =======

Allowance for possible loan losses
----------------------------------

Balance at beginning of period    2,198     2,073    2,075    2,764    2,555

Charge-offs:
  Real estate-Construction            0         0        0        0        0
  Real estate-Residential           (25)        0        0      (64)       0
  Real estate-Commercial            (14)     (670)     (28)    (322)      (5)
  Commercial, Financial &
    Agricultural                    (10)      (76)     (20)    (741)    (591)
  Consumer                           (5)       (9)     (30)     (22)     (35)
  Municpal Tax Exempt Loans           0         0        0        0        0
  Loans to Depository Inst.           0         0        0        0        0
  Other Loans                         0         0        0        0        0

Recoveries:
  Real estate-Construction            0         0        0        0        0
  Real estate-Residential             0       209       50        0        0
  Real estate-Commercial             14       265       10        0        6
  Commercial, Financial &
    Agricultural                      3       385       10      234      156
  Consumer                            2        21        6       11       28
  Municpal Tax Exempt Loans           0         0        0        0        0
  Loans to Depository Inst.           0         0        0        0        0
  Other Loans                         0         0        0        0        0
                                -------  --------  -------  -------  -------
Net charge-offs                     (35)      125       (2)    (904)    (441)
                                -------  --------  -------  -------  -------
Provision for loan losses             0         0        0      215      650
                                -------  --------  -------  -------  -------
Balance at period end           $ 2,163  $  2,198  $ 2,073  $ 2,075  $ 2,764
                                =======  ========  =======  =======  =======
Ratio of net charge-offs to
  average loans                     .03%      .11%     .00%    1.10%     .52%
                                -------  --------  -------  -------  -------

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

The following table reflects the allocation of the allowance for possible loan losses and the percentage of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

                                   1997                       1996
                          ------------------------   -------------------------
                                       Percent of                  Percent of
                                        loans in                   loans in
                                       category to                 category to
                            Amount     total loans    Amount       total loans
                          ----------   ------------  -----------   -----------
Commercial
Financial &
Agricultural              $  808,813       16.7%     $   397,064       14.6%

Real Estate-
Construction                  34,634        4.8%          40,968        5.0%

Real Estate-
Residential                  153,189       35.7%         309,374       34.3%

Real Estate-
Commercial                   447,532       34.6%         606,220       39.6%

Consumer                      28,290        5.7%           9,208        5.6%

Municipal Tax
Exempt Loans                       0        2.1%               0         .4%

Other                              0         .4%               0         .5%

Unallocated                  690,891          0%         834,860          0%
                          ----------      -----       ----------      -----
  Total                   $2,163,349      100.0%      $2,197,694      100.0%
                          ==========      ======      ==========      =====

Deposits
--------

The following table shows the average deposits and average interest rate paid for the last two years:

                                    1997                       1996
                        -------------------------   -------------------------
                          Average         Average     Average        Average
                          Balance          Rate       Balance          Rate
                        ------------      -------   ------------     --------
Demand Deposits         $ 34,375,951       0.00%    $ 31,040,004       0.00%

NOW Accounts              29,496,018       1.60%      28,586,728       1.64%

Money Market Accounts     20,671,361       3.16%      21,302,347       3.15%

Savings Deposits          37,641,284       3.01%      36,518,157       3.02%

Time Deposits $100,000
  and Over                 4,611,490       5.66%       4,198,562       5.60%

Other Time Deposits       44,172,508       5.61%      35,359,559       5.56%
                        ------------       ----     ------------       ----
  Total                 $170,968,612       2.92%    $157,005,357       2.83%
                        ============       ====     ============       ====


As of December 31, 1997, the Bank had certificates of deposit in amounts of $100,000 and over aggregating $5,168,863. These certificates of deposit mature as follows:

                 Maturity                        Amount
                 --------                      ----------
             3 months or less                  $2,462,715
             Over 3 months through 6 months     1,621,036
             Over 6 months through 12 months      224,785
             Over 12 months                       860,327
                                               ----------
                          Total                $5,168,863
                                               ==========

Return on Equity and Assets
---------------------------

The following table summarizes various financial ratios of the Corporation for each of the last two years:

                                          Year ended December 31,
                                            1997          1996
                                          --------      --------

Return on average total
assets (net income divided
by average total assets)                   1.15%          1.16%

Return on average
stockholders' equity
(net income divided by
average stockholders' equity)             13.67%         14.22%

Dividend payout ratio
(total declared dividends
divided by net income)                    22.95%         21.66%

Equity to assets ratio
(average stockholders' equity
as a percentage of average
total assets)                             8.40%           8.19%


Short-Term Borrowings
---------------------

The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank's business. Federal funds purchased represent daily transactions which the Bank uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily reflecting existing market conditions. There were no short-term borrowings during 1997 or 1996. The following table summarizes such borrowings at December 31 for each of the years indicated:


                                                              Weighted
                                                              average
                               Maximum                        interest
                  Balance,   outstanding       Average          rate
                  end of       at any          amount          during
Year Ended        period      month-end      outstanding       period
----------       --------     ----------     -----------      --------

   1997            -0-           -0-             -0-             -0-

   1996            -0-           -0-             -0-             -0-

   1995            -0-           -0-           $15,068          6.13%

ITEM 2. DESCRIPTION OF PROPERTIES

The Bank's main office (15,000 square feet) at 240 Cabot Street, Beverly, Massachusetts is owned by the Bank. The Bank completed renovations in 1988 which has enhanced the Bank's ability to effectively serve its customer base.

The Bank's Operation Center (12,000 square feet) is located at 246 Cabot Street, immediately adjacent to the Bank's main office, and is owned by Cabot Street Realty Trust. The Operations Center provides a loan center and an on-site item processing facility for the Bank. It is encumbered by a mortgage securing an industrial revenue bond with an outstanding balance as of December 31, 1997 of $385,627.

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

The Bank has two stand-alone, automatic teller machines ("ATMs") which are located at Beverly Hospital, Herrick Street, Beverly, Massachusetts and Crosby's Market, Manchester by the Sea.

The Bank, in 1997, established a high school branch located at Hamilton-Wenham Regional High School (340 square feet) at Bay Road, Hamilton, Massachusetts.

The Bank also established, in 1997, a high school branch at Beverly High School (491 square feet) at Sohier Road, Beverly, Massachusetts.

The Bank also, in 1997, established a stand-alone ATM which is located at Cummings Center Parking Lot, 100 Cummings Center, Beverly, Massachusetts.

The Bank, in 1997, established a full-service Branch Office, at Cummings Center (3,502 square feet), Cummings Center, 100 Cummings Center-Suites 101M and 101N, Beverly, Massachusetts. The current annual rent for Cummings is $63,599.76 with a term that expires September 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Corporation's common stock which is not actively traded and is not listed on any public exchange or the National Association of Securities Dealer's Automatic Quotation System
("NASDAQ").   Shares are traded on a sporadic workout basis between
individuals.

The following table sets forth, to the best knowledge of Management the representative prices, for each quarterly period during the last two years. These prices are based on private transactions that management is aware of and transactions brokered through Advest, First Albany and Bear Sterns.


                                      1997                1996
                                     ------              ------
       Quarter ended March 31,       $27.00              $18.50
       Quarter ended June 30,         27.50               19.75
       Quarter ended Sept. 30,        29.50               20.25
       Quarter ended Dec. 31,         33.25               20.30

Capital
-------

The Beverly National Corporation Employee Stock Ownership Plan (ESOP) established a $400,000 loan with Andover Bank for the purpose of purchasing Beverly National Corporation Stock. As of December 31, 1997, the ESOP had an outstanding balance of $300,000 of Beverly National Corporation stock.

The Corporation's ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies. As a practical matter, the Corporation's ability to pay dividends is generally limited by the Bank's ability to dividend funds to the Corporation.

For restrictions on the ability of the Bank to pay dividends to the Corporation (see Note 15) of the financial satements.

The number of record holders of the Corporation's common stock was 382 as of March 1, 1998. The Corporation declared quarterly cash dividends on its outstanding common stock, which amounted to an aggregate dividend per share of $.66 for the year, per share during 1997 and a $.46 dividend per share and $.12 special dividend per share during 1996.

ITEM 6. Management's Discussion and Analysis 1997 as Compared to 1996

The total assets of the Corporation as of December 31, 1997, amounted to $195,379,513 as compared to $188,017,011 in 1996. This increase amounted to $7,362,502 or 3.9%.

The economy of the Corporation's market area is considered stable.

Investment Portfolio
--------------------

As of January 1, 1994, the Corporation adopted statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This resulted in new classifications of investment securities; Securities-Held-to-Maturity, and Investments Available-for-Sale. The securities reported in Available-for-Sale are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. The securities reported in Securities-Held-to-Maturity are carried at amortized cost.

Securities-Held-to-Maturity
---------------------------

The investments in Securities-Held-to-Maturity totaled $17,185,188 at December 31, 1997 as compared to $22,934,468 at December 31, 1996. This is a decrease of $5,749,280 or 25.1%. U.S. Treasury and U.S. Agency obligations totaled $16,435,914 at December 3 1, 1997 as compared to $22,407,095 at December 31, 1996, a decrease of $5,971,181 or 26.6%. The decrease in U.S. Treasury and Agency securities funded loan growth. The majority of investment purchases were made in the 24 to 60-month maturity range. State and municipal obligations held to maturity totaled $449,274 at December 31, 1997, as compared to $227,373 at December 31, 1996. This increase totaled $221,901 or 97.6%.
The increase in the state and municipal portfolio is attributed to an additional purchase of municipal securities. Management continues the investment focus on short to medium term U.S. Treasury Notes and Government agencies.

It is management's intent to hold those securities designated as held-to-maturity in the investment securities portfolio until maturity. The strategic maturity spread of the portfolio includes consideration for foreseeable events and liquidity conditions.


Securities-Available-for-Sale
-----------------------------

The balance of Investments in Available-for-Sale totaled $20,796,287 as of December 31, 1997 as compared to the balance of Securities-Available-for-Sale, which totaled $17,608,128 as of December 31, 1996, an increase of $3,188,159 or 18.1%. These investments are primarily comprised of short to medium term U.S. Treasury and U.S. Government Agency Securities. These securities may be used to meet the liquidity needs of the Bank or Corporation. This increase is designed to give the Bank additional flexibility in managing liquidity needs.

Federal Funds Sold
------------------

These short-term liquidity loans to other commercial banks totaled $9,100,000 at December 31, 1997 in comparison to $14,100,000 at December 31, 1996. The Bank's liquidity position is adequate to cover the increased loan demand or reduction of deposits.

Loans
-----

Net Loans at December 31, 1997, totaled $130,844,145 as compared to $114,252,890 at December 31, 1996. This increase was $16,591,255 or 14.5%.

Commercial Loans totaled $22,184,382 at December 31, 1997, as compared to $16,946,508 at December 31, 1996. This is an increase of $5,237,874 or 30.9%.
This is attributed to increased competition for small business credit. The growth in the Bank's loan portfolio has been primarily in the residential real estate portfolio and commercial loan portfolio. Real estate construction loans totaled $6,506,718 at December 31, 1997, as compared to $5,847,491 at December 31, 1996. This is an increase of $659,227 or 11.3%, which can be attributed to both increased commercial and residential real estate construction activity. Real estate residential loans, excluding mortgage held for sale, totaled $49,140,474 at December 31, 1997, as compared to $40,019,022 at December 31,
1996. This is an increase of $9,121,452 or 22.8%. The increased residential mortgage loan balances can be attributed to an aggressive marketing, a strong economy and favorable interest rate environment. Real estate commercial loans totaled $44,241,896 at December 31, 1997 as compared to $46,150,365 at December 31, 1996, representing a decrease of $1,908,469 or 4.1%. The strong local reputation of the Bank's commercial lending team has allowed the Bank's portfolio to maintain the current loan balances. There has been severe competition for commercial loans during 1997. Consumer loans totaled $7,651,660 at December 31, 1997, as compared to $6,538,122 at December 31, 1996. This is an increase of $1,113,538 or 17.0%. This positive trend can be attributed to increased activity in the home equity portfolio.

There are no industry concentrations in the Bank's loan portfolio. The Corporation is however exposed to geographic concentrations as the majority of the Bank's loan portfolio is compiled of loans collateralized by real estate located in the Commonwealth of Massachusetts.

Premises and Equipment
----------------------

Premises and equipment totaled $4,819,606 at December 31, 1997, as compared to $4,433,529 at December 31, 1996. This increase of $386,077 or 8.7% can be attributed to the establishment of construction at the following locations:
Beverly High School Branch, Hamilton-Wenham Regional High School Branch, Cummings Center Branch and Cummings Center ATM kiosk. All projects were completed during the first quarter of 1997.

Deposits
--------

Deposits totaled $176,291,010 at December 31, 1997, as compared to $170,738,228 at December 31, 1996. The increase of $5,552,782 or 3.3% can be attributed to deposit products being priced competitively to increase market share. Deposit growth can be attributed to the continued growth of core deposits. The continued growth of the core deposits is attributable to the ongoing effort to develop and maintain relationship banking with our customers.

Notes Payable
-------------

Notes payable totaled $385,627 at December 31, 1997, as compared to $385,627 at December 31, 1996. The balance outstanding of notes payable reflects the $385,627 balance of an industrial revenue bond issued for Cabot Street Realty Trust. The Corporation expects cash flow from Cabot Street Realty Trust and dividends from the Bank to fund the repayment of the loan.

Other Liabilities
-----------------

Other liabilities were virtually unchanged increasing only $21,571 or 1.6%.

Capital
-------

The primary increase in capital of $1,848,149 can be attributed to internal capital growth of $1,672,087, a net reduction of the leveraged ESOP of $60,000 and exercised stock options from Treasury stock.

Consolidated Statements of Income
---------------------------------

Net interest and dividend income totaled $9,339,889 for the year ended December 31, 1997, as compared to $8,462,751 for the year ended December 31, 1996.
This increase was $877,138 or 10.4%.   The interest income and interest expense
described below created this occurrence.

Loan Income
-----------

Interest and fees on loans totaled $11,414,506 for the year ended December 31, 1997, as compared to $10,198,532 for 1996. This is an increase of $1,215,974 or 11.9%. The loan portfolio continued to change in composition during the year. Unsecured consumer loans continued to decline. There was a significant increase in residential real estate loans and commercial loans in 1997. The growth of residential mortgages can be primarily attributed to the growth of mortgage loans, due to favorable economic factors. The growth of loan income can be based on the increased volume of loans throughout the year.

Investment Securities Income
----------------------------

Taxable investment securities income for the 12 months ended December 31, 1997, totaled $2,380,978 as compared to $2,246,765 for the same time period in 1996. This is a increase of $134,213 or 6.0%. The average balance of taxable investments of U.S. Treasury notes and government agencies continued to decrease in 1997, however, the investments purchased during the year were reinvested at a higher rate.

Other Interest Income
---------------------

Other interest income totaled $564,714 for the 12 months ended December 31, 1997, as compared to $497,253 for the same time period in 1996, an increase of $67,461 or 13.6%. The increase is attributed to higher volumes of federal funds sold.

Interest Expense
----------------

Interest expense on deposits totaled $4,998,319 for the year ended December 31, 1997, as compared to $4,444,236 for the year ended December 31, 1996. This is an increase of $554,083 or 12.5%. The increase of certificates of deposit along with other core deposit growth created this additional expense. There were no short-term borrowings for the 12 months ending December 31, 1997 or December 31, 1996. Interest on notes payable totaled $34,998 for the year ended December 31, 1997, as compared to $59,338 for the year ended December 31, 1996, a decrease of $24,340 or 41.0%. This situation was created by a lower average balance outstanding in 1997 as compared to 1996 for borrowings of the parent company.

Loan Loss Provision
-------------------

There were no provisions to the allowance for possible loan losses ("ALLL") during 1997 and 1996. No provisions were warranted because of improved collateral values and improved quality throughout most of the loan portfolio. At December 31, 1997 the Corporation's allowance for possible loan losses was $2,163,349 representing 1.6% of gross loans at December 31, 1997, as compared to $2,197,694, representing a ratio of 1.9% of total loans at December 31, 1996. The decrease in this ratio reflects the continued growth in the loan portfolio during 1997. However, such growth was primarily in well collateralized loans, which do not warrant substantial allocations within the ALLL.

Additional factors warranting the reduced provisions during 1997 included management's evaluation of economic conditions including the stabilization and improvement of the local economy. The Corporation's non-accrual loans totaled to $341,366 at December 3 1, 1997, as compared to $345,755 at December 31, 1996. Similarly, combined non-accrual loans and past due loans 90 days or more remained low and amounted to $509,066 at December 31, 1997, as compared to $345,755 at December 31, 1996.

The ratio of non-performing assets to total loans, mortgages held for sale and other real estate owned ("OREO") was 0.38% for December 31, 1997, as compared to 0.29% as of December 31, 1996. The ratio of allowance for loan losses to non-performing assets equaled 424.9% at December 31, 1997, as compared to 635.6% at December 31, 1996.

A total of $54,521 loans were charged off by the Corporation during 1997 as compared to $754,032 charged off during the corresponding period in 1996.
These charge-offs consisted primarily of loans to small businesses. Recoveries of loans previously charged off totaled $20,176 during 1997 as compared to $879,203 during the corresponding period in 1996.

Non-Interest Income
-------------------

Non-interest income totaled $2,140,343 in 1997 as compared to $2,095,204 in 1996. Other income included a non recurring settlement in 1996 with the Commonwealth of Massachusetts in the amount of $208,991, relating to tax treatment of municipal amortization . Income from fiduciary activities totaled $1,107,938 for the 12 months ended December 31, 1997, as compared to $874,385 for the same time period in 1996, an increase of $233,553 or 26.7%. Core earnings from recurring fiduciary income increased. Service charges and other deposit fees remained stable. Net loss on sales of OREO totaled $8,275 in 1997 as compared to -0- in 1996, as there were no OREO sales in 1996.

Other Expense
-------------

The total non-interest expense totaled $7,917,918 for 1997 as compared to $7,128,039 in 1996. This is an increase of $789,879 or 11.1%. Salaries and benefits expense increased $513,095 or 12.1%, because of additional personnel
in the retail expansion, trust department, and financial planning.   Occupancy
expense increased $108,166 or 17.2%. This increase represents the development of the two educational branch facilities, Cummings Center Branch and a stand-alone ATM facility at the Cummings Center. Equipment costs totaled $415,409 for the 12 months ending December 31, 1997 as compared to $401,660 for the same period in 1996. This increase of $13,749 or 3.4% can be attributed to the branch expansion and continued upgrades of computer equipment to support the technology upgrades of both the Bank and Trust Department operating systems. The FDIC insurance premium increased $18,225, which represents the Banks portion of the FICO assessment levied by the FDIC. The variance of increased other expenses in the amount of $77,586 or 5.3% can be attributed to increased legal expenses.

Income Taxes
------------

Income tax expense totaled $1,392,301 for the year ended December 31, 1997 as compared to $1,410,305 in 1996. This decrease reflects the increase of tax exempt income and a lower state tax rate.

Net Income
----------

Net income was $2,170,013 for 1997 as compared to $2,019,611 for 1996, which is an increase of $150,402 or 7.4%.

Capital Resources
-----------------

As of December 31, 1997, the Corporation had total capital in the amount of $16,990,710 as compared with $15,142,561 at December 31, 1996, which represents an increase of $1,848,149 or 12.2% (see Note 15). The capital ratios of the Corporation and the Bank exceed applicable regulatory requirements.

Banks and bank holding companies are generally required to maintain a Tier 1 capital at a level equal to or greater than 4.0% to their adjusted total assets. As of December 31, 1997, the Bank's Tier 1 capital amounted to 7.78% as compared to 7.34% of total assets as compared to December 31, 1996. Similarly, the Corporation's Tier 1 capital amounted to 8.68% at December 31, 1997 as compared to 8.2% at December 31, 1996 (see Note 15). Banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At December 31, 1997, the Bank's ratio of risk based capital to risk weighted assets amounted to 11.78% for Tier 1 and 13.09% for total capital, which satisfies the applicable risk-based capital requirements. At December 31, 1996, the Bank's ratio of risk-based capital to risk-weighted assets amounted to 11.38% for Tier 1 and 12.71% for total capital. Similarly, the Corporation's ratio of risk-based capital to risk-weighted assets, at December 31, 1997, amounted to 13.08% for Tier I and 14.39% for total capital which exceeds all applicable regulatory requirements.

On March 17, 1998, the Board of Directors of Beverly National Corporation declared a 2 for 1 split. Listed below are the pertinent dates relating to this stock split:

                Date declared               March 17, 1998

                Date of record              March 31, 1998

The shares outstanding and the per share information have not adjusted to reflect this split.

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

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains a Securities-Available-for-Sale account as a liquidity resource. Total securities maturing in one year or less amounted to approximately $10,605,238 or 27.9% at December 31, 1997 of the investment securities portfolio, and $7,534,983 at December 31, 1996, representing 18.6% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity.

The Corporation's goal is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year, of less than 10% of total earning assets. The Corporation believes that it is successfully managing its interest rate risk. Listed below is a gap analysis by repricing date or maturity.

Gap Analysis
------------

(In Thousands)      0-31      1-3       3-6       6-12      1-5     Over 5
                    Days     Months    Months    Months    Years     Years
                  --------  --------  --------  --------  --------  --------
ASSETS

Investments       $  2,000  $  3,034  $  2,100  $  3,500  $  5,889  $    662
Invesments-
  Available for
  Sale               2,345       995     2,004     5,970     8,471       981
Fed Funds Sold       9,100         0         0         0         0         0
Total Loans         19,754     5,204     5,300     8,410    41,519    52,726
Mortgages
  Held for Sale        377         0         0         0         0         0
                  --------  --------  --------  --------  --------  --------
Total Earning
  Assets            33,576     9,233     9,404    17,880    55,879    54,369
                  --------  --------  --------  --------  --------  --------
LIABILITIES

Non-Interest
 bearing deposits        0         0         0         0         0    39,096
Savings                  0         0    12,922         0    26,215         0
NOW Accounts             0         0    10,572         0    21,464         0
Money Market
 Accounts            5,271         0         0         0     5,271     5,271
Time Deposits
 $100,000 and
   over                573     2,030     1,480       225       601         0
Other time
 deposits            3,806    14,862     8,228     7,452    10,947         5
                  --------  --------  --------  --------  --------  --------
Total Deposits       9,650    16,892    33,202     7,677    64,498    44,372

Borrowings               0         0         0         0       386       300
Total Deposits &
  Borrowings         9,650    16,892    33,202     7,677    64,884    44,672
                  --------  --------  --------  --------  --------  --------
Net Asset
 (Liability) Gap    23,926    (7,659)  (23,879)   10,203    (9,005)    9,697

Cummulative Gap  $  23,926  $ 16,267  $ (7,531) $  2,672  $ (6,333) $  3,364

% Cummalative Gap    13.14%     9.01%   (4.18%)   (1.48%)   (3.51%)     1.86%

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

Disclosure relating to the "Year 2000"
--------------------------------------

Addressing issues relating to the "Year 2000" is a challenge faced by all banks and every organization which utilizes technology and computers, because historically the majority of computer operating systems and programs have utilized a two digit field for referencing each year. For example, the year "1998" would be referenced "98". The "Year 2000" creates potential data processing challenges such as those relating to calculations based upon data utilizing a two digit field for referencing a year. As a result, all banks are required by the federal bank supervisory agencies to formulate plans to address these issues and ensure that their vendors, servicers and customers are adequately addressing such issues in advance of the Millennium. Additionally, the banks must take adequate steps to ensure that critical operations will continue should outside servicers be unable to adequately address the "Year 2000" problems. The Bank is actively involved in addressing the "Year 2000" issues with its outside vendors of hardware, software and data processing functions, as well as within its internal systems. The Bank is also working collaboratively with third party vendors and customers to assure the smooth implementation of the "Year 2000" issues.

Expenditures related to "Year 2000" issues have not had, and are not expected to have, a material impact on the Bank's earnings or operations. The Bank anticipates that during the next two years, such expenditures are not likely to exceed an aggregate of $ 85,000 per year. The adequacy of planning and preparation by banks for "Year 2000" issues is being examined by the federal bank supervisory agencies in connection with their examination of all banks. Management is pleased with the Bank's progress in addressing and preparing for "Year 2000" issues.

Forward Looking Statements
--------------------------

Certain statements contained in this Annual Report, including those contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such statements . Such factors include, but are not limited to changes in interest rates, regulation, competition and the local and regional economy.

ITEM  7.  FINANCIAL STATEMENTS

        Index to Consolidated Financial Statement Schedules

              Description                                 Page Reference
              -----------                                 --------------
Consolidated Balance Sheets at
  December 31, 1997 and 1996                                  FS 2-3

Consolidated Statements of Income for the years
  ended December 31, 1997, 1996 and 1995                      FS 4-5

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended December 31, 1997, 1996
  and 1995                                                    FS 6

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                            FS 7-9

Notes to Consolidated Financial Statements for the years
  ended 1997, 1996 and 1995 including:                        FS 10-32

Parent Company Only Balance Sheets at December 31, 1997
  and 1996                                                    FS 33

Parent Company Only Statements of Income for the years
  ended December 31, 1997, 1996 and 1995                      FS 34

Parent Company Only Statements of Cash Flows for the
  years ended December 31, 1997, 1996 and 1995                FS 35-36

The Board of Directors and Stockholders
Beverly National Corporation
Beverly, Massachusetts


                           INDEPENDENT AUDITORS' REPORT
                           ----------------------------


We have audited the accompanying consolidated balance sheets of Beverly National Corporation and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31,1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly National Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," effective January 1, 1996.


                                           /s/SHATSWELL, MacLEOD &COMPANY, P.C.
                                           SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
January 12, 1998
                                      FS 1

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996

ASSETS

                                        1997               1996
                                     ------------     ------------
Cash and due from banks              $  9,587,570     $ 11,263,278
Federal funds sold                      9,100,000       14,100,000
                                     ------------     ------------
     Cash and cash equivalents         18,687,570       25,363,278
Investments in available-for-sale
  securities (at fair value)           20,796,287       17,608,128
Investments in held-to-maturity
  securities (fair values of
  $17,225,063 as of December 31,
  1997 and $22,990,284 as of
  December 31, 1996)                   17,185,188       22,934,468
Federal Reserve Bank stock, at cost        97,500           97,500
Loans, net of the allowance for
 possible loan losses of $2,163,349
 and $2,197,694, respectively         130,844,145      114,252,890
Mortgages held-for-sale                   376,533          964,377
Premises and equipment                  4,819,606        4,433,529
Accrued interest receivable             1,162,497        1,081,467
Other assets                            1,410,187        1,281,374
                                     ------------     ------------
       Total assets                  $195,379,513     $188,017,011
                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                      $ 39,083,761     $ 34,897,850
Savings and NOW deposits               87,036,870       88,411,447
Time deposits                          50,170,379       47,428,931
                                     ------------     ------------
      Total deposits                  176,291,010      170,738,228
Notes payable                             385,627          385,627
Employee Stock Ownership Plan loan        300,000          360,000
Other liabilities                       1,412,166        1,390,595
                                     ------------     ------------
      Total liabilities               178,388,803      172,874,450
                                     ------------     ------------
                                      FS 2

Stockholders' equity:
 Preferred stock, $2.50 par value per
   share; 300,000 shares authorized;
   issued and outstanding none
 Common stock, par value $2.50 per
   share; authorized 2,500,000 shares;
   issued 791,349 shares as of
   December 31, 1997 and 1996;
   outstanding, 760,482 shares as
   of December 31, 1997 and 754,382
   shares as of December 31, 1996       1,978,373        1,978,373
 Paid-in capital                        4,319,092        4,358,926
 Retained earnings                     11,558,988        9,886,901
 Treasury stock, at cost (30,867
   shares as of December 31, 1997
   and 36,967 shares as of December
   31, 1996)                             (572,093)       (685,127)
 Unearned Compensation - Employee
   Stock Ownership Plan                  (300,000)       (360,000)
 Net unrealized holding gain (loss)
   on available-for-sale securities         6,350         (36,512)
                                     ------------    ------------
       Total stockholders' equity      16,990,710      15,142,561
                                     ------------    ------------
       Total liabilities and
         stockholders equity         $195,379,513    $188,017,011
                                     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                        FS 3

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1997, 1996 and 1995

INTEREST AND DIVIDEND INCOME:          1997        1996        1995
                                   ----------- ----------- -----------
 Interest and fees on loans        $11,414,506 $10,198,532 $ 8,504,806
 Interest and dividends on
  securities:
   Taxable                           2,380,978   2,246,765   2,772,065
   Tax-exempt                           13,008      23,775      42,756
 Other interest                        564,714     497,253     317,032
                                   ----------- ----------- -----------
   Total interest and dividend
      income                        14,373,206  12,966,325  11,636,659
                                   ----------- ----------- -----------
INTEREST EXPENSE:
 Interest on deposits                4,998,319   4,444,236   4,058,105
 Interest on notes payable              34,998      59,338      96,134
 Interest on other borrowed funds                                  923
                                   ----------- ----------- -----------
  Total interest expense             5,033,317   4,503,574   4,155,162
                                   ----------- ----------- -----------
  Net interest and dividend
    income                           9,339,889   8,462,751   7,481,497
Provision for loan losses
                                   ----------- ----------- -----------
  Net interest and dividend
    income after provision
    for loan losses                  9,339,889   8,462,751   7,481,497
                                   ----------- ----------- -----------
OTHER INCOME:
  Income from fiduciary
    activities                       1,107,938     874,385     918,471
  Service charges on deposit
    accounts                           443,848     427,309     416,149
  Other deposit fees                   227,850     226,202     242,489
  Gain (loss) on sales of other
   real estate owned, net               (8,275)                 58,155
  Other income                         368,982     567,308     324,063
                                   ----------- ----------- -----------
 Total other income                  2,140,343   2,095,204   1,959,327

                                         FS 4

OTHER EXPENSE:
  Salaries and employee
   benefits                         4,755,237   4,242,142   4,004,874
  Occupancy expense                   738,772     630,606     606,840
  Equipment expense                   415,409     401,660     374,483
  Data processing fees                258,767     214,597     320,409
  Securities losses, net                                        6,811
  F.D.I.C. insurance premium           20,225       2,000     194,495
  Stationery and supplies             182,722     167,834     141,943
  Other expense                     1,546,786   1,469,200   1,331,997
                                  ----------- ----------- -----------
    Total other expense             7,917,918   7,128,039   6,981,852
                                  ----------- ----------- -----------
    Income before income taxes      3,562,314   3,429,916   2,458,972
Income taxes                        1,392,301   1,410,305   1,026,700
                                  ----------- ----------- -----------
   Net income                     $ 2,170,013 $ 2,019,611 $ 1,432,272
                                  =========== =========== ===========

Earnings per common share         $      2.94 $      2.76 $      1.94
                                  =========== =========== ===========
Earnings per common share,
 assuming dilution                $      2.64 $      2.61 $      1.89
                                  =========== =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                      FS 5

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1997, 1996 and 1995


                                                                                      Net Unrealized
                                                                                       Holding Gain
                                                                           Unearned     (Loss) On
                             Common     Paid-in    Retained    Treasury   Compensation  Available-For
                             Stock      Capital    Earnings      Stock        ESOP     Sale Securities     Total
                            ---------- ---------- -----------  ---------- ------------ ---------------- -----------
Balance, December 31, 1994  $1,978,373 $4,380,219 $ 7,294,056  $(695,119)  $ (125,000)   $  (331,713)   $12,500,816
Net income                                          1,432,272                                            1,432,272
Unearned compensation
payment                                                                        40,000                        40,000
Unearned compensation
increase                                                                     (309,354)                     (309,354)
Dividends declared ($.56
per share)                                          (421,497)                                             (421,497)
Purchase of treasury stock                                       (49,500)                                   (49,500)
Net change in unrealized
holding loss on available
for-sale securities                                                                          278,015        278,015
                              ---------  --------- ----------  ----------  -----------  ------------   ------------
Balance, December 31, 1995    1,978,373  4,380,219  8,304,831   (744,619)    (394,354)       (53,698)    13,470,752
Net income                                          2,019,611                                             2,019,611
Unearned compensation
payment                                                                        60,000                        60,000
Unearned compensation
increase                                                                      (25,646)                      (25,646)
Dividends declared ($.58
per share)                                           (437,541)                                             (437,541)
Sale of treasury stock on
exercise of stock options                  (21,293)               59,492                                     38,199
Net change in unrealized
holding loss on available
for-sale securities                                                                           17,186         17,186
                              ---------  --------- ----------  ----------  -----------   ------------   ------------
Balance, December 31, 1996    1,978,373  4,358,926  9,886,901   (685,127)    (360,000)       (36,512)    15,142,561
Net income                                          2,170,013                                             2,170,013
Unearned compensation
payment                                                                        60,000                        60,000
Dividends declared ($.66
per share)                                           (497,926)                                             (497,926)
Sale of treasury stock on
exercise of stock options                  (39,834)             113,034                                      73,200
Net change in unrealized
holding loss on available
for-sale securities                                                                           42,862         42,862
                             ----------  ---------- ----------- ---------- -----------   ------------   ------------
Balance, December 31, 1997   $1,978,373  $4,319,092 $11,558,988 $(572,093) $ (300,000)   $     6,350    $16,990,710
                             ==========  ========== =========== ========== ===========   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                         FS 6

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1996 and 1995


                                               1997        1996       1995
                                           ----------- ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income                               $ 2,170,013 $ 2,019,611 $ 1,432,272
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Net (increase) decrease in mortgages
      held-for-sale                            596,231    (847,000)      3,776
     Provision (benefit) for mortgages
      held-for-sale                             (8,387)      6,286
     (Gain) loss on sales of other real
      estate owned, net                          8,275                 (58,155)
     Write down of other real estate owned                              17,808
     Write down of fixed assets                                          7,404
     Disposal of fixed asset                                   285
     Change in prepaid interest                  3,933       3,933       3,933
     Depreciation and amortization             426,219     381,784     394,450
     Deferred tax expense (benefit)            (30,537)     15,983     (35,081)
     Increase (decrease) in taxes payable      (38,209)     74,773     149,637
     (Increase) decrease in interest
      receivable                               (81,030)    123,115     183,414
     Increase in interest payable               21,464      66,590     126,244
     Increase in accrued expenses               54,247     236,132     135,417
     (Increase) decrease in prepaid
      expenses                                 (66,857)    118,935    (208,453)
     Increase in other liabilities                 439       7,692      24,466
     Increase in other assets                  (37,824)    (32,885)    (34,192)
     Amortization (accretion) of
       investment securities, net              (23,800)    (48,035)   (104,077)
     Gain on sales of assets, net               (8,489)     (8,367)       (400)
     Amortization of organization
      expenses                                     724
     Investment securities losses, net                                   6,811
     Change in deferred loan costs            (105,838)    (10,950)     56,853
     Change in unearned income                                  (4)       (245)
                                           ----------- ----------- -----------
Net cash provided by operating
 activities                                  2,880,574   2,107,878   2,101,882
                                           ----------- ----------- -----------

                                        FS 7

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale
   securities                              (14,215,924)(10,643,436) (5,283,781)
  Proceeds from sales of available
   -for-sale securities                                    199,000   5,204,906
  Proceeds from maturities of
   available-for-sale securities            11,085,135   4,000,000   1,000,000
  Purchases of held-to-maturity
   securities                               (3,243,125) (8,462,589) (8,009,063)
  Proceeds from maturities of
   held-to-maturity securities               9,032,338  18,752,000  22,368,720
  Proceeds from sales of other
   real estate owned                            74,658                 329,157
  Net increase in loans                    (17,088,486)(13,086,291)(16,252,244)
  Capital expenditures                        (812,296)   (438,563)   (379,225)
  Recoveries of previously charged-
   off loans                                    20,176     879,203      75,704
  Proceeds from sales of assets                508,449     465,333         440
                                          ------------ ----------- -----------
Net cash used in investing activities     (14,639,075) (8,335,343)    (945,386)
                                          ------------ ----------- -----------


BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1996 and 1995 (continued)

                                               1997       1996         1995
                                           ----------- ----------- -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of treasury stock         73,200      38,199
  Purchases of treasury stock                                          (49,500)
  Net increase (decrease) in demand
   deposits, NOW and savings accounts        2,811,334   4,919,999  (2,811,633)
  Net increase in time deposits              2,741,448  12,320,004   7,449,115
  Repayment of notes payable                              (300,000)   (450,000)
  Proceeds from notes payable                                          100,000
  Dividends paid                              (543,189)   (482,418)   (331,356)
                                          ------------ ----------- -----------
 Net cash provided by financing
  activities                                 5,082,793  16,495,784   3,906,626
                                          ------------ ----------- -----------
 Net increase (decrease) in cash and
  cash equivalents                          (6,675,708) 10,268,319   5,063,122
Cash and cash equivalents at beginning
  of year                                   25,363,278  15,094,959  10,031,837
                                          ------------ ----------- -----------
 Cash and cash equivalents at end of
  year                                     $18,687,570 $25,363,278 $15,094,959
                                           =========== =========== ===========
                                      FS 8

Supplemental disclosures:
  Loans transferred to other real
   estate owned                            $    82,933 $           $   616,810
  Loans originated for sales of
   other real estate owned                                             560,000
  Mortgages held-for-sale transferred
   to loans                                    768,292                  50,380
  Held-to-maturity securities
   transferred to available-for-sale                                   100,000
  Interest paid                              5,011,853   4,436,984   4,028,918
  Income taxes paid                          1,461,047   1,319,549     912,144


The accompanying notes are an integral part of these consolidated financial statements.

                                       FS 9

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1997, 1996 and 1995


NOTE 1 - NATURE OF OPERATIONS

Beverly National Corporation (Corporation) is a state chartered corporation that was organized in 1984 to become the holding company of Beverly National Bank
(Bank). The Corporation's primary activity is to act as the holding company for the Bank. The Bank is a federally chartered bank, which was incorporated in 1802 and is headquartered in Beverly, Massachusetts. The Bank operates its business from five full service branches and two educational banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and real estate loans, and in consumer and small business loans.
The Bank also operates a trust department that offers fiduciary and investment services.

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

BASIS OF PRESENTATION:
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, the Bank, Cabot Street Realty Trust and 86 Bay Road Realty Trust. The Bank includes the accounts of its wholly-owned subsidiary, Beverly Community Development Corporation. On December 30, 1996, 86 Bay Road Realty Trust was merged with and into Beverly National Corporation. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks and federal funds sold.
                                         FS 10

SECURITIES:
Investments in debt securities are adjusted for amortization of premiums and accretion of discounts. Gains or losses on sales of investment securities are computed on a specific identification basis.

The Corporation classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. This security classification may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Corporation has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

     -Held-to-maturity securities are measured at amortized cost in the balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

     -Available-for-sale securities are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

     -Trading securities are carried at fair value on the balance sheet. Unrealized holding gains and losses for trading securities are included in earnings.

LOANS:
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances reduced by amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Interest on loans is recognized on a simple interest basis.

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Corporation is amortizing these amounts over the contractual life of the related loans.

Cash receipts of interest income on impaired loans is credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.
                                      FS 11

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

The Corporation considers a loan to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Corporation measures impaired loans on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

The Corporation considers for impairment all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and convertible or nonconvertible debentures and bonds and other debt securities. The Corporation considers its residential real estate loans and consumer loans that are not individually significant to be large groups of smaller balance homogeneous loans.

Factors considered by management in determining impairment include payment status, net worth and collateral value. An insignificant payment delay or an insignificant shortfall in payment does not in itself result in the review of a loan for impairment. The Corporation reviews its loans for impairment on a loan-by-loan basis. The Corporation does not apply impairment to aggregations of loans that have risk characteristics in common with other impaired loans. Interest on a loan is not generally accrued when the loan becomes ninety or more days overdue. The Corporation may place a loan on nonaccrual status but not classify it as impaired, if (i) it is probable that the Corporation will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is an individually insignificant residential mortgage loan or consumer loan. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. Substantially all of the Corporation's loans that have been identified as impaired have been measured by the fair value of existing collateral.

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

MORTGAGES:
Mortgages held-for-sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is estimated based on outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements. Net unrealized losses are provided for in a valuation allowance by charges to operations.
                                       FS 12

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

Deposit liabilities: The fair values disclosed for demand deposits, regular savings, NOW accounts, and money market accounts are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
                                      FS 13

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

STOCK BASED COMPENSATION:
Prior to 1996, the Corporation recognized stock-based compensation using the intrinsic value approach set forth in APB Opinion No. 25. As of January 1, 1996, the Corporation had the option, under SFAS No. 123, of changing its accounting method for stockbased compensation from the APB No. 25 method to the fair value method introduced in SFAS No. 123. The Corporation elected to continue using the APB No. 25 method. Entities electing to continue to follow the provisions of APB No. 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Corporation has made the pro forma disclosures required by SFAS No. 123.

EARNINGS PER SHARE:
Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" is effective for periods ending after December 15, 1997. SFAS
No. 128 simplifies the standards of computing earnings per share (EPS) previously found in APB Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

The Corporation has computed and/presented EPS for the year ended December 31, 1997 in accordance with SFAS No. 128. EPS as so computed does not differ materially from EPS that would have resulted if APB Opinion No. 15 had been applied. In accordance with SFAS No. 128 all prior-period EPS data presented has been restated. EPS so restated does not differ materially from EPS previously presented.
                                      FS 14

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:



                                              Gross       Gross
                                Amortized   Unrealized  Unrealized
                                  Cost        Holding    Holding       Fair
                                  Basis        Gains      Losses       Value
                               -----------  ----------  ----------  ----------
Available-for-sale securities:
December 31, 1997:
 Debt securities issued by
  the U.S.  Treasury and other
  U.S. government corporations
  and agencies                 $20,422,224  $   55,177  $   25,114 $20,452,287
 Debt securities issued by
  states of the United States
  and political subdivisions
  of the states                    100,000                             100,000
 Marketable equity securities      244,000                             244,000
                               -----------  ----------  ---------- -----------
                               $20,766,224  $   55,177  $   25,114 $20,796,287
                               ===========  ==========  ========== ===========

December 31, 1996:
 Debt securities issued by
  the U.S. Treasury and other
  U.S. government corporations
  and agencies                 $17,475,622  $   58,444  $   73,438 $17,460,628
 Debt securities issued by
  states of the United States
  and political subdivisions
  of the states                    100,000                             100,000
 Marketable equity securities       47,500                              47,500
                               -----------  ----------  ---------- -----------
                               $17,623,122  $   58,444  $   73,438 $17,608,128
                               ===========  ==========  ========== ===========
                                          FS 15

                                              Gross       Gross
                                Amortized   Unrealized  Unrealized
                                   Cost      Holding      Holding     Fair
                                  Basis       Gains       Losses      Value
                               -----------  ----------  ---------- -----------
Held-to-maturity securities:
December 31, 1997:
  Debt securities issued by
   the U.S. Treasury and other
   U.S. government corporation
   and agencies                $16,435,914  $   39,938  $   29,539 $16,446,313
  Debt securities issued by
   states of the United States
   and political subdivisions
   of the states                   449,274       3,226                 452,500
  Debt securities issued by
   foreign governments             300,000      26,250                 326,250
                               -----------  ----------  ---------- -----------
                               $17,185,188  $   69,414  $   29,539 $17,225,063
                               ===========  ==========  ========== ===========
December 31, 1996:
  Debt securities issued by the
   U.S. Treasury and other
   U.S. government corporations
   and agencies                $22,407,095  $   96,704  $   65,515 $22,438,284
  Debt securities issued by
   states of the United States
   and political subdivisions
   of the states                   227,373       2,127                 229,500
  Debt securities issued by
   foreign governments             300,000      22,500                 322,500
                               -----------  ----------  ---------- -----------
                               $22,934,468  $  121,331  $   65,515 $22,990,284
                               ===========  ==========  ========== ===========

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 1997:
                              Held-to-maturity        Available-for-sale
                                securities:               securities:
                        ------------------------   ------------------------
                         Amortized                  Amortized
                            Cost        Fair          Cost         Fair
                           Basis        Value        Basis         Value
                        -----------  -----------   -----------  -----------
Due within one year     $ 7,623,050  $ 7,629,565   $ 3,000,000  $ 2,982,188
Due after one year
  through five years      8,997,138    9,004,248    15,446,351   15,491,035
Due after five years
  through ten years         565,000      591,250     1,975,873    1,979,064
Due after ten years                                    100,000      100,000
                        -----------  -----------   -----------  -----------
                        $17,185,188  $17,225,063   $20,522,224  $20,552,287
                        ===========  ===========   ===========  ===========
                                       FS 16

During 1997, there were no sales of available-for-sale securities. During 1996, proceeds from sales of available-for-sale securities amounted to $199,000.
There was no gain or loss realized from those sales. During 1995, proceeds from sales of available-for-sale securities amounted to $5,204,906. Gross realized gains and gross realized losses on those sales amounted to $5,358 and $8,927, respectively.

In 1995, the Corporation transferred, at fair value, a municipal debt security classified as held-to-maturity to a security classified as available-for-sale. There was no unrealized holding gain or loss at the date of transfer. The transfer was a result of a reassessment of the appropriateness of the classification of all securities held as of December 31, 1995. In accordance with a special report of the Financial Accounting Standards Board regarding SFAS No. 115 this transfer will not call into question the intent of the Corporation to hold other debt securities to maturity in the future.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 1997.

A total par value of $14,860,000 and $15,860,000 was pledged to secure treasury tax and loan, trust funds and public funds on deposit as of December 31, 1997 and 1996, respectively.

NOTE 4 LOANS

Loans consisted of the following as of December 31:

                                                       1997            1996
                                                  -------------   ------------
Commercial, financial and agricultural            $  23,184,382   $ 16,946,508
Real estate - construction and land development       6,506,718      5,847,491
Real estate residential                              49,140,474     40,019,022
Real estate commercial                               44,241,896     46,150,365
Consumer                                              7,651,660      6,538,122
Other                                                 2,262,516      1,035,066
                                                  -------------   ------------
                                                    132,987,646    116,536,574
Allowance for possible loan losses                   (2,163,349)    (2,197,694)
Deferred loan fees, net                                  19,848        (85,990)
                                                   ------------   ------------
 Net loans                                         $130,844,145   $114,252,890
                                                   ============   ============

Certain directors and executive officers of the Corporation and companies in which they have significant ownership interest were customers of the Corporation during 1997. Total loans to such persons and their companies amounted to $855,267 as of December 31, 1997. During 1997 principal payments and advances totaled $391,369 and $85,000, respectively.
                                       FS 17

Changes in the allowance for possible loan losses were as follows for the years ended December 31:

                                          1997         1996         1995
                                       ----------   ----------   ----------

Balance at beginning of period         $2,197,694   $2,072,523   $2,075,316
Loans charged off                         (54,521)    (754,032)     (78,497)
Recoveries of loans previously
 charged off                               20,176      879,203       75,704
                                       ----------   ----------   ----------
Balance at end of period               $2,163,349   $2,197,694   $2,072,523
                                       ==========   ==========   ==========

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

                                       1997                    1996
                              -----------------------  ------------------------
                               Recorded      Related     Recorded     Related
                              Investment    Allowance   Investment   Allowance
                              In Impaired  For Credit  In Impaired  For Credit
                              -----------  ----------  -----------  ----------
Loans for which there is a
 related allowance for credit
 losses                       $   244,778  $   49,000  $    38,743  $   19,371
Loans for which there is no
 related allowance for Credit
 losses                            35,512                   18,026
                              -----------   ---------  -----------  ----------
        Totals                $   280,290   $  49,000  $    56,769  $   19,371
                              ===========   =========  ===========  ==========


Average recorded investment in
 impaired loans during the year
 ended December 31              $ 241,942              $1,448,955
                                =========              ==========

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

Total recognized                $   1,737              $    16,235
                               ==========              ===========
Amount recognized using a cash-basis
 method of accounting           $     504              $         0
                               ==========              ===========
                                       FS 18

NOTE 5 PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

                                                    1997          1996
                                               -----------    -----------
Land                                           $   421,077    $   421,077
Land improvements                                    4,550          4,550
Buildings                                        4,365,256      4,358,091
Furniture and equipment                          1,979,863      1,573,120
Leasehold improvements                           1,163,276        526,039
Construction in progress                             4,680        265,426
                                               -----------    -----------
                                                 7,938,702      7,148,303
Accumulated depreciation and amortization       (3,119,096)    (2,714,774)
                                               -----------    -----------
                                               $ 4,819,606    $ 4,433,529
                                               ===========    ===========

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts (including CDs), each with a minimum denomination of $100,000, was approximately $5,168,863 and $4,434,744 as of December 31, 1997 and 1996, respectively.

For time deposits as of December 31, 1997, the aggregate amount of maturities for each of the following five years ended December 31, are:

                 1998                   $38,682,658
                 1999                     8,576,138
                 2000                     1,531,794
                 2001                     1,083,664
                 2002                       296,125
                                        -----------
                                        $50,170,379
                                        ===========

NOTE 7 NOTES PAYABLE

Notes payable consisted of the following as of December 31:

                                                         1997        1996
                                                       --------    --------
 Industrial Revenue Bond, due in a balloon payment
  on June 30, 2000.  Interest payable at 94.11% of
  the Bank of Boston prime rate                        $385,627    $385,627
                                                       ========    ========

The Industrial Revenue Bond was issued to Cabot Street Realty Trust on August 1, 1985 in order to purchase property and finance renovations.

A term loan was issued to Beverly National Corporation on December 29, 1994. The loan was granted by First & Ocean National Bank. The loan was paid in full during 1996.
                                       FS 19

NOTE 8 INCOME TAXES

The components of the income tax expense are as follows for the years ended December 31:

                                1997        1996        1995
                           ----------   ----------  ----------
Current:
     Federal               $  950,484   $  991,183  $  731,021
     State                    472,354      403,139     330,760
                           ----------   ----------  ----------
                            1,422,838    1,394,322   1,061,781
                           ----------   ----------  ----------
Deferred:
     Federal                   (7,304)      13,317     (14,160)
     State                    (23,233)       2,666     (20,921)
                           ----------   ----------  ----------
                              (30,537)      15,983     (35,081)
                           ----------   ----------  ----------
  Total income tax expense $1,392,301   $1,410,305  $1,026,700
                           ==========   ==========  ==========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:
                                             1997     1996     1995
                                             % of     % of     % of
                                            Income   Income   Income
                                            ------   ------   ------
Federal income tax at statutory rate         34.0%    34.0%    34.0%
Increase (decrease) in tax resulting from:
     Tax-exempt income                        (.3)     (.4)     (.8)
     Dividends paid to ESOP                   (.3)     (.3)     (.3)
     Unallowable expenses                      .2       .2       .3
     Other                                   (2.8)     (.2)
State tax, net of federal tax benefit         8.3      7.8      8.5
                                            ------   ------   ------
                                             39.1%    41.1%    41.7%
                                            ======   ======   ======
                                        FS 20

The Corporation had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                 1997            1996
                                               --------        --------
Deferred tax assets:
  Allowance for loan losses                    $590,136        $607,419
  Loan origination fees and cost, net                            39,670
  Accrued retirement benefits                    73,853          66,354
  Accrued interest on nonperforming loans        16,864           7,965
  Unrealized loss on mortgages held-for-sale                      2,657
  Accrued pension expense                        49,309          23,640
  Net unrealized holding loss on securities                      26,153
                                               --------        --------
     Gross deferred tax assets                  730,162         773,858
                                               --------        --------
Deferred tax liabilities:
  Accelerated depreciation                      197,878         240,162
  Loan origination fees and costs, net            1,129
  Net unrealized holding gain on securities       4,488
  Unrealized gain on mortgages held-for-sale        865
  Other adjustments                              18,476          26,265
                                               --------        --------
     Gross deferred tax liabilities             222,836         266,427
                                               --------        --------
Net deferred tax assets                        $507,326        $507,431
                                               ========        ========

Deferred tax assets as of December 31, 1997 and 1996 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 1997, the Corporation had no operating loss and tax credit carryovers for tax purposes.

NOTE 9 - STOCK COMPENSATION PLANS

As of December 31, 1997, the Corporation has three fixed option, stock-based compensation plans, which are described below. The Corporation applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Corporation's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below as of December 31:

                                            1997          1996
                                         ----------    ----------
Net income               As reported     $2,170,013    $2,019,611
                         Pro forma       $2,125,921    $1,989,469

Earnings per share       As reported          $2.94         $2.76
                         Pro forma            $2.88         $2.72
Earnings per share,
 assuming dilution       As reported          $2.64         $2.61
                         Pro forma            $2.58         $2.57
                                       FS 21

Under the 1993 Incentive Stock Option Plan, the Corporation has granted options to key employees to purchase up to 56,100 shares of common stock. Under the Directors' Stock Option Plan, the Corporation may grant options to its present and future Directors for up to 108,000 shares of common stock. Under the Incentive plan, options are granted at fair market value. Under the Directors plan, stock options are granted at no less than 85% of fair market value.

In 1996, the Corporation adopted the 1996 Incentive Stock Option
Plan for key employees. Under the 1996 plan, up to 35,900 shares of common stock may be granted, at fair value, to one director and other participants who will be selected from key employees.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of 3 percent, expected volatility of 12 percent, risk-free interest rate of 6.60 percent in 1997 and 5.65 percent and expected lives of 8 years.

A summary of the status of the Corporation's fixed stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                        1997             1996              1995
                 ----------------  -----------------  -----------------
                         Weighted           Weighted           Weighted
                         Average            Average            Average
                         Exercise           Exercise           Exercise
Fixed Options    Shares  Price     Shares   Price     Shares   Price
-------------   -------  --------  -------  --------  -------  --------
Outstanding at
 beginning of
 year           154,950   $14.05   100,500   $12.87   100,500   $12.87
Granted          27,850    19.65    60,600    15.78         0
Exercised        (6,100)   12.00    (3,210)   11.90         0
Forfeited          (900)   18.00    (2,940)   11.90         0
                -------            -------            -------
Outstanding
 at end of
 year           175,800   $14.99   154,950   $14.05   100,500   $12.87
                =======            =======            =======

Options
exercisable
at year-end      91,805             79,110             59,737

Weighted-average
 fair value
 of options
 granted during
 the year         $4.76              $2.95                N/A

                                       FS 22

The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                          Options Outstanding       Options Exercisable
             ------------------------------------   ----------------------
                          Weighted-
              Number       Average      Weighted-    Number        Weighted-
Range of      Outstanding  Remaining    Average      Exercise      Average
Exercise      as of        Contractual  Exercise     as of         Exercise
Prices        12/31/97     Life         Price        12/31/97      Price
------------ ------------  -----------  ---------    --------      --------
$11.90        41,850       5.6 years    $11.90       24,450        $11.90
 14.00        46,500       5.6           14.00       37,650         14.00
 15.30        48,000       8.1           15.30       19,200         15.30
 16.36-18.00  17,540       8.5           17.47        3,805         17.45
 20.30        21,910       9.0           20.30        6,700         20.30
             -------                                 ------
 11.90-20.30 175,800       7.0           14.99       91,805         14.32
             =======                                 ======

NOTE 10 - EMPLOYEE BENEFITS OTHER THAN POSTRETIREMENT, MEDICAL AND

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

The following table sets forth the funded status of the plan and amounts recognized in the Corporation's balance sheet as of December 31:

                                                       1997         1996
                                                    -----------  -----------

Actuarial present value of benefit obligations:
 Accumulated benefit obligation
  (including vested benefits of $3,375,343 and
   $3,151,235, respectively)                        $ 3,443,699  $ 3,229,528
                                                    ===========  ===========
                                        FS 23

 Projected benefit obligation for services rendered
  to date                                           $(4,925,921) $(4,534,804)
 Plan assets at fair value, primarily invested in
  U.S. Treasury Notes, common stocks and bonds        5,015,207    4,049,583
                                                    -----------  -----------
 Plan assets less than projected benefit obligation      89,286     (485,221)
 Prior service benefit not yet recognized in net
  periodic pension cost                                  35,168       37,680

 Unrecognized net (gain) loss from past experience
  different from that assumed and effects of
  changes in assumptions                                (94,675)     567,782

 Unrecognized net obligation at January 1, 1987,
  being amortized over 16.631 years                    (149,459)    (176,005)
                                                    -----------  -----------
 Accrued pension cost included in the balance sheet $  (119,680) $   (55,764)
                                                    ===========  ===========
Net periodic pension cost included the following components for the years ended December 31:

                                           1997     1996      1995
                                        --------  --------  --------
Service cost-benefits earned during
  the period                            $235,313  $207,837  $162,172
Interest cost on projected benefit
 obligation                              311,773   282,903   251,055
Expected return on plan assets          (358,512) (484,920) (686,633)
Net amortization and deferral            (17,469)  153,716   410,887
                                        --------  --------  --------
 Net periodic pension cost              $171,105  $159,536  $137,481
                                        ========  ========  ========

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 5.0%, respectively. The expected long-term rate of return on assets was 9.0%.

In addition to the defined benefit pension plan, the Corporation also offers a number of benefit programs to its key officers and employees.

On December 24, 1996 the Corporation adopted a Supplemental Retirement Plan for two executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Corporation retirement plan for employees. The amount charged to expense for these benefits was $131,116 in 1997 and $136,751 in 1996.
                                        FS 24

The financial status of the plan is as follows as of December 31, 1997:

Projected benefit obligation                     $326,932
Unrecognized net gains                             12,120
                                                 --------
                                                  339,052

Assets of the Bank, consisting of U.S.
 Government obligations, equity instruments
 and life insurance policies, which are
 used to assist in the administration
 of the plan                                      292,554
                                                 --------
 Pension liability                               $ 46,498
                                                 ========

The discount rate and estimated pay increases used in determining the projected benefit obligation were 7% and 5%, respectively.

The Corporation has a defined contribution profit sharing plan. Contributions by the Corporation were $15,067 in 1997, $0 in 1996 and $13,447 in 1995.

The Corporation contributed $76,479, $73,969 and $70,171 to a 401K plan in 1997, 1996 and 1995, respectively.

The Corporation established an Employee Stock Ownership Plan (ESOP) effective January 1, 1988. This plan is offered to employees who have attained age 21 and who have been employed by the Corporation and completed a minimum of 1,000 hours of employment. The plan entitles Corporation employees to common stock or cash upon retirement, disability, death or separation from service from the Corporation based on a vesting schedule. Benefits become 25% vested after two years of vesting service and increase to 100% vested after five years of vesting service.
                                       FS 25

The Corporation makes annual contributions to the ESOP in amounts determined by the board of directors, subject to a limitation based on earnings and capital of the Corporation. Such contributions are first made to permit required payments of amounts due under acquisition loans. Dividends received by the ESOP on shares of the Corporation owned by the ESOP are used to repay acquisition loans or are credited to the accounts of allocated shares. The
ESOP borrows money to purchase shares of the Corporation.   The shares are
pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. ESOP compensation expense was $148,600 in 1997, $149,881 for 1996 and $90,000 for 1995. The ESOP
shares were as follows as of December 31:

                                                  1997          1996
                                               --------      --------
Allocated shares                                 32,470        26,966
Shares released for allocation                    3,780         2,823
Unreleased shares                                13,402        19,863
                                               --------      --------
Total ESOP shares                                49,652        49,652
                                               ========      ========
Estimated fair value of unreleased shares
 as of December 31                             $445,617      $403,219
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

Loans payable by the ESOP, with repayment guaranteed by the Corporation, consist of the following as of December 31, 1997:

1995 loan payable at Wall Street Journal prime rate,
 due March 31, 2005                                      $300,000
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

                                       FS 26

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

Summary information on the Corporation's plan is as follows as of December 31:

                                                1997         1996
                                              --------     --------
Financial status of plan:
 APBO:
  Retirees                                    $456,760     $479,215
  Fully eligible active employees              130,425      119,944
  Other active employees                        26,723       24,575
                                              --------     --------
                                               613,908      623,734
Unrecognized transition obligation            (645,000)    (687,900)
Unrecognized net gain                          199,533      214,621
                                              --------     --------
Accrued postretirement benefit cost
 included in other liabilities on
 the balance sheet                            $168,441     $150,455
                                              ========     ========

The components of net periodic postretirement benefit cost are as follows for the years ended December 31:

                                          1997         1996       1995
                                        --------     --------   --------
Service Cost (benefits attributed to
 employee services during the year)     $  2,390     $  2,348   $  2,340
Interest cost (on the APBO)               43,661       42,912     54,071
Amortization cost (of APBO over 20
     years)                               42,900       42,900     42,900
Amortization of net gain                 (15,225)     (14,775)    (8,612)
                                         -------      -------    -------
Net periodic postretirement
 benefit cost                            $73,726      $73,385    $90,699
                                         =======      =======    =======
                                        FS 27

The discount rate used in determining the APBO as of December 31, 1997, 1996 and 1995 was 7.0%. Estimated pay increases were 5.0%. The assumed healthcare cost trend rate used in measuring the APBO was frozen at 7% in 1997 and each year thereafter, and was 8% for 1996 and 10% for 1995. If the healthcare cost trend rate assumptions were increased by 1%, the APBO, as of December 31, 1997, 1996 and 1995 would increase by approximately $5,325, $5,591 and $15,624, respectively. The effect of this change on the sum of the service cost and interest cost components of the net periodic postretirement benefit cost for 1997, 1996 and 1995 would be increases of approximately $352, $368 and $1,044, respectively. The pay-as-you-go expenditures for postretirement benefits were $55,740 for 1997, $56,183 for 1996 and $65,447 for 1995.

Changes in the accrued postretirement benefit cost were as follows for the years ended December 31:

                                                1997           1996
                                              --------       --------
Accrued postretirement benefit at
 beginning of period                          $150,455       $133,253
Plus postretirement benefit expense             73,726         73,385
Less postretirement benefit cash expenditures  (55,740)       (56,183)
                                              --------       --------
Accrued postretirement benefit cost at end
 of period                                    $168,441       $150,455
                                              ========       ========

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Corporation is obligated under various lease agreements covering branch offices and equipment. These agreements are considered to be operating leases. The terms expire between 1998 and 2001. Options to renew for additional terms are included under the branch office lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 1997:

      1998                           $150,277
      1999                            145,902
      2000                            110,044
      2001                             80,998
                                     --------
      Total minimum lease payments   $487,221
                                     ========

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $164,083 for 1997, $93,893 for 1996 and $83,497 for 1995.
                                       FS 28

NOTE 13 FINANCIAL INSTRUMENTS

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

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance by a customer to a third party.
The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Of the total standby letters of credit outstanding as of December 31, 1997, $10,000 are secured by deposit accounts held at the Bank.

The estimated fair values of the Corporation's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:
                                        FS 29

                                       1997                    1996
                               Carrying     Fair        Carrying      Fair
                                Amount      Value        Amount       Value
                            ------------- ----------- -----------  -----------
Financial assets:
 Cash and cash equivalents  $  18,687,570 $18,687,570 $25,363,278  $25,363,278
 Available-for-sale
  securities                   20,796,287  20,796,287  17,608,128   17,608,128
 Held-to-maturity
  securities                   17,185,188  17,225,063  22,934,468   22,990,284
 Federal Reserve Bank              97,500      97,500      97,500       97,500
 Loans                        130,844,145 131,136,867 114,252,890  113,866,162
 Mortgages held-for-sale          376,533     376,533     964,377      964,377
 Accrued interest receivable    1,162,497   1,162,497   1,081,467    1,081,467

Financial liabilities:
 Deposits                     176,291,010 176,499,864 170,738,228  170,972,510
 Notes payable                    385,627     385,627     385,627      385,627
 Employee Stock Ownership
 Plan loan                        300,000     300,000     360,000      360,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

                                            1997           1996
                                        -----------    -----------
Commitments to originate loans          $    25,000    $ 1,682,000
Standby letters of credit                 1,436,381      2,230,370
Unadvanced portions of loans:
  Consumer                                  799,583        654,709
  Home equity                             5,115,806      4,464,655
  Commercial lines of credit             12,753,660     12,318,287
  Commercial construction                   506,564      1,606,254
  Residential construction                  610,849        145,310
                                        -----------    -----------
                                        $21,247,843    $23,101,585
                                        ===========    ===========

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

The Company has no derivative financial instruments subject to the provisions of SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

NOTE 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.
                                       FS 29

NOTE 15- REGULATORY MATTERS

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. As of December 31, 1997 the Bank could declare dividends up to $3,940,828, without the approval of the Comptroller of the Currency.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.
                                      FS 30

The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                               To Be Well
                                                            Capitalized Under
                                         For Capital        Prompt Corrective
                          Actual    Adequacy Purposes:    Action Provisions:
                      ------------- ------------------    ------------------
                      Amount  Ratio    Amount   Ratio       Amount   Ratio
                                       (Dollar amounts in thousands)

As of December 31, 1997:

 Total Capital (to Risk Weighted Assets):
  Consolidate        $18,608  14.39%   $10,346  >8.0%       N/A
  Beverly National    16,588  13.09     10,136  >8.0       $12,670  >10.0%
  Bank

 Tier 1 Capital (to Risk Weighted Assets):
  Consolidated          16,985  13.08    5,195  >4.0        N/A
  Beverly National      14,997  11.78    5,091  >4.0         7,636   >6.0%
  Bank

 Tier 1 Capital (to Average Assets):
  Consolidated          16,985   8.68    7,830  >4.0        N/A
  Beverly National      14,997   7.78    7,707  >4.0        9,634    >5.0%
  Bank

                                                              To Be Well
                                                          Capitalized Under
                                        For Capital       Prompt Corrective
                           Actual    Adequacy Purposes:   Action Provisions:
                      -------------- ------------------   ------------------
                      Amount  Ratio  Amount   Ratio       Amount   Ratio
                                     (Dollar Amounts in Thousands)
As of December 31, 1996:
 Total Capital (to Risk Weighted Assets):
  Consolidated       $16,691  13.92% $9,594    >8%          N/A
  Beverly National    14,773  12.71   9,298    >8        $11,622   >10%
   Bank

 Tier 1 Capital (to Risk Weighted Assets):
  Consolidated        15,179  12.58   4,825    >4           N/A
  Beverly National    13,312  11.38   4,678    >4          7,017   >6%
   Bank

 Tier 1 Capital (to Average Assets):
  Consolidated        15,179   8.26   7,354    >4           N/A
  Beverly National     13,312   7.34   7,253    >4          9,067   >5%
  Bank
                                        FS 31

NOTE 16 - EARNINGS PER SHARE (EPS)

In the earnings-per-share computations, the average number of shares outstanding does not include 16,633 shares for 1997, 22,348 shares for 1996 and 15,722 shares for 1995 which was the average number of shares not committed to be released under the Bank's ESOP plan for those years.

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                Income         Shares        Per-Share
                              (Numerator)  (Denominator)       Amount
                              -----------  -------------     ---------
 Year ended December 31, 1997
  Basic EPS
    Net income and income
     available to common
     stockholders            $2,170,013       738,316           $2.94
    Effect of dilutive
     securities options
     and warrants                              84,100
                             ----------       -------           -----
  Diluted EPS
    Income available to common
    stockholders and assumed
    conversions              $2,170,013       822,416           $2.64
                             ==========       =======           =====

Year ended December 31, 1996 - As restated
  Basic EPS
    Net income and income
     available to common
     stockholders            $2,019,611       731,841           $2.76
    Effect of dilutive
     securities options                        41,972
                             ----------       -------           -----
  Diluted EPS
    Income available to
    common stockholders
    and assumed conversion   $2,019,611       773,813           $2.61
                             ==========       =======           =====

Year ended December 31, 1995 - As restated
  Basic EPS
    Net income and income
    available to common
    stockholders             $1,432,272       737,187           $1.94
  Effect of dilutive
   securities options                          20,697
                              ----------      -------           -----

  Diluted EPS
    Income available to
     common stockholders
     and assumed
     conversions             $1,432,272       757,884           $1.89
                             ==========       =======           =====
                                       FS 32

NOTE 17 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements presented are for the Beverly National Corporation (Parent Company Only) and should be read in conjunction with the consolidated financial statements.


BEVERLY NATIONAL CORPORATION (Parent Company Only)
BALANCE SHEETS
December 31, 1997 and 1996


ASSETS                                           1997                  1996
                                           ---------------      --------------
Cash                                       $         2,934      $        1,199
Investment in Beverly National Bank             15,002,609          13,275,434
Investment in Cabot Street Realty Trust            548,347             574,624
Investment in available-for-sale securities        244,000              47,500
Loans                                               35,000              35,000
Premises and equipment                             570,666             587,407
Accounts receivable from subsidiaries              865,000             960,000
Interest receivable                                  1,002                 936
Other assets                                                            45,263
Prepaid and deferred taxes                          31,139              32,829
                                           ---------------      --------------
                                           $    17,300,697      $   15,560,192
                                           ===============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Employee Stock Ownership Plan loan         $       300,000      $      360,000
Accrued audit expense                                2,940               6,910
Other liabilities                                    7,047              50,721
                                           ---------------      --------------
Total liabilities                                  309,987             417,631
                                           ---------------      --------------
Stockholders' equity:
 Preferred stock, $2.50 par value per share;
  300,000 shares authorized; issued
  and outstanding none
 Common stock, par value $2.50 per share;
  authorized 2,500,000 shares; issued 791,349
  shares as of December 31, 1997 and 1996;
  outstanding, 760,482 as of December 31, 1997
  and 754,382 shares as of December 31, 1996     1,978,373           1,978,373
Paid-in capital                                  4,319,092           4,358,926
Retained earnings                               11,558,988           9,886,901
Treasury stock, at cost(30,867 shares as of
 December 31, 1997 and 36,967 shares as
 of December 31, 1996)                           (572,093)            (685,127)
Unearned Compensation - Employee Stock
 Ownership Plan                                  (300,000)            (360,000)
Net unrealized holding gain (loss) on
 available-for-sale securities                      6,350              (36,512)
                                          ---------------       --------------
Total stockholders' equity                     16,990,710           15,142,561
                                          ---------------       --------------
                                          $    17,300,697       $   15,560,192
                                          ===============       ==============
                                       FS 33

BEVERLY NATIONAL CORPORATION (Parent Company Only)
STATEMENTS OF INCOME
Years Ended December 31, 1997, 1996 and 1995


                                                  1997         1996       1995
                                             ----------  ----------  ----------
Interest and dividend income:
  Interest on taxable investment securities  $    5,801  $    6,577  $    6,146
  Interest on loans and receivables from
   subsidiaries                                  67,022      72,796      75,188
  Dividends from Beverly National Bank          497,926     612,156     721,496
                                             ----------  ----------  ----------
 Total interest and dividend income             570,749     691,529     802,830
                                             ----------  ----------  ----------
Other Income:
  Rental income                                  36,000      36,000      36,000
  Other income                                                              395
                                             ----------  ----------  ----------
Total other income                               36,000      36,000      36,395
                                             ----------  ----------  ----------
Expenses:
  Occupancy expense                              16,742      16,912      16,927
  Equipment expense                                 624       2,145       1,906
  Interest on notes payable                                  24,887      59,532
  Other expense                                  83,971     133,754     116,343
                                             ----------  ----------  ----------
Total expenses                                  101,337     177,698     194,708
                                             ----------  ----------  ----------
Income before income tax benefit and
 equity in undistributed net income (loss)
 of subsidiaries                                505,412     549,831     644,517
Income tax benefit                               (6,536)    (31,071)    (33,600)
                                             ----------  ----------  ----------
Income before equity in undistributed
 net income (loss) of subsidiaries              511,948     580,902     678,117
                                             ----------  ----------  ----------
Equity in undistributed net income (loss)
 of subsidiaries:
  Beverly National Bank                       1,684,342   1,468,702     787,784
  Cabot Street Realty Trust                     (26,277)    (29,993)    (35,476)
  86 Bay Road Realty Trust                                                1,847
                                             ----------  ----------  ----------
Total equity in undistributed net income
 of subsidiaries                              1,658,065   1,438,709     754,155
                                             ----------  ----------  ----------
Net income                                   $2,170,013  $2,019,611  $1,432,272
                                             ==========  ==========  ==========

                                       FS 34

BEVERLY NATIONAL CORPORATION (Parent Company Only)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1996 and 1995


                                               1997        1996       1995
                                           ----------  ----------  ----------
Cash flows from operating activities:
  Net income                               $2,170,013  $2,019,611  $1,432,272
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Loss of merged subsidiary                                 196
    Undistributed net income of
    subsidiaries                           (1,658,065) (1,438,709)   (754,155)
    Increase (decrease) in accrued expenses    (3,941)     (7,738)        850
    Depreciation expense                       16,742      16,912      16,928
    Increase in taxes payable                   3,830         950      82,696
    Change in prepaid and deferred taxes         (552)      1,758
    (Increase) decrease in interest
      receivable                                  (66)      3,053      13,608
    Decrease in interest payable                             (138)       (252)
    (Increase) decrease in other assets        45,263     (43,822)     (1,441)
                                           ----------  ----------  ----------
Net cash provided by operating activities     573,224     552,073     790,506
                                           ----------  ----------  ----------

Cash flows from investing activities:
 Capital expenditures                                      (4,550)
 Purchases of available-for-sale securities  (281,500)   (173,000)   (230,000)
 Proceeds from sales of available-for-sale
  securities                                              132,000     236,000
 Proceeds from maturities of available-for-
  sale securities                              85,000
 Decrease in due from subsidiaries             95,000      69,000       9,000
 Increase (decrease) in due to subsidiaries                65,000     (86,886)
 Cash received from merger of subsidiary                      142
                                           ----------  ----------  ----------
 Net cash provided by (used in)
  investing activities                       (101,500)     88,592     (71,886)
                                           ----------  ----------  ----------
Cash flows from financing activities:
 Repayment of notes payable                              (300,000)   (350,000)
 Proceeds from notes payable                                          100,000
 Proceeds from sales of treasury stock         73,200      38,199
 Purchases of treasury stock                                          (49,500)
 Dividends paid                              (543,189)   (482,418)   (331,356)
                                           ----------  ----------  ----------
Net cash used in financing activities        (469,989)   (744,219)   (630,856)
                                           ----------  ----------  ----------
Net increase (decrease) in cash and
 cash equivalents                               1,735    (103,554)     87,764
Cash and cash equivalents at beginning
  of year                                       1,199     104,753      16,989
                                           ----------  ----------  ----------
Cash and cash equivalents at end of year   $    2,934  $    1,199  $  104,753
                                           ==========  ==========  ==========
                                       FS 35

BEVERLY NATIONAL CORPORATION (Parent Company Only)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1996 and 1995

                                                1997       1996      1995
Supplemental disclosure:
Income taxes received                      $   (9,814) $  (33,779) $ (116,296)
The following transactions were a result
  of the merger of 86 Bay Road Realty
  Trust into Beverly National Corporation:
    Assets acquired, exclusive of cash                 $   28,244
    Cash acquired in the merger                               142
    Liabilities assumed                                      (960)
    Elimination of due to subsidiary                       65,000
    Elimination of investment in subsidiary               (92,426)
                                                       ----------
   Cash acquired in the merger                         $        0
                                                       ==========

The Parent Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995, and therefore are not reprinted here.

                                       FS 36




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       NONE

                                     PART III
                                     --------

9. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth each of the Directors and Executive Officers of the Corporation and of the Bank. Except as follows, all Directors and Executive Officers of the Corporation have served as such since 1992. Mr. Booth and Mr. Wiltshire have been Directors since 1993. Mr. Clark R. Smith has
been a Director since 1994.  Mr. Glovsky has been a Director since 1996.   Each
Executive Officer holds office until the first Directors' meeting following the annual meeting of stockholders and thereafter until his or her successor is elected and qualified. Each Director of the Corporation is also a Director of the Bank.

                                           Expiration     Business
                                           Date for       Experience
                                           Term of        During Past
Name                  Age  Position        Office         Five Years
----------------      ---  --------       -----------     -------------------
Richard H. Booth      63   Director        2001           Retired Stockbroker

Neiland J.
  Douglas, Jr.        62   Director        1999           President, Morgan
                                                          and Douglas (Real
                                                          Estate Services)

John N. Fisher        57   Director        2000           President, Fisher &
                                                          George Electrical
                                                          Co., Inc.

Mark B. Glovsky       50   Director        1999           Attorney, Partner,
                                                          Glovsky & Glovsky
                                                          Attorneys at Law

John L. Good, III     53   Director        2001           Vice President,
                                                          Community Relations
                                                          & Development,
                                                          Beverly Hospital

Alice B. Griffin      60   Director        2000           President,
                                                          Griffin Pension
                                                          Services, Inc.

Julia L. Robichau     60   Vice Pres.                     Vice Pres. & Clerk of
                           & Clerk of                     Corporation:
                           Corporation;                   Vice President,
                           Vice President,                 & Chief Operations
                           Chief Operations               Officer &
                           Officer &                      Cashier of Bank
                           Cashier of Bank

Peter E. Simonsen     47   Treasurer of                   Treasurer of
                           Corporation;                   Corporation;
                           Vice President                 Vice President
                           and Chief                      and Chief
                           Financial                      Financial
                           Officer of Bank                Officer of Bank

Clark R. Smith        59   Director        2001           Attorney

Lawrence M. Smith     56   President &     1999           President & CEO,
                           Chief                          Beverly
                           Executive                      National
                           Officer of                     Corporation and
                           Corporation                    Beverly
                           and Bank,                      National Bank,
                           Director                       Director

James D. Wiltshire    66   Director        2000           Consultant

No Director holds a directorship in any corporation (other than Beverly National Corporation) with a class of securities registered pursuant to Section 12, of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d), of such Act or any corporation registered as an investment company under the Investment Company Act of 1940.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain information regarding the compensation paid to Executive Officers for services rendered in capacities to the Corporation and the Bank during the fiscal year ended December 31, 1997, 1996, and 1995, respectively. No other Executive Officer of the Corporation or the Bank received cash compensation in excess of $100,000.

                                  SUMMARY COMPENSATION TABLE

                                                                      LONG TERM COMPENSATION
                                   ANNUAL COMPENSATION                                    AWARDS                PAYOUTS
                                                             Other Annual      Restricted      Options/    LTIP       All Other
                                                             Compensation     Stock Award(s)     SARs    Payouts    Compensation
Name and Principal Position       Year   Salary($) Bonus($)      ($)(1)            ($)            (#)       ($)       (2)(3)($)
--------------------------------------------------------------------------------------------------------------------------------
Lawrence M. Smith                 1997   178,300    45,000        7,324                          4,000                 119,106
President of the Corporation      1996   171,500    37,500        4,756                         12,000                 134,074
and President, Chief              1995   166,075    23,400        5,563                                                 41,434
Executive Officer of the Bank

Julia L. Robichau                 1997    88,300    19,000          436                          2,000                  29,411
Vice President and Clerk of       1996    85,000    15,000          303                                                 31,949
the Corporation and               1995    76,600    11,300          169                                                  5,973
Vice President and Cashier,
Chief Operations Officer of
the Bank

Peter E. Simonsen                 1997    91,720    19,000          297                          2,000                   4,291
Treasurer of the Corporation      1996    88,370    15,425          280                                                  8,002
and Vice President and            1995    85,720    11,300          198                                                  6,713
Chief Financial Officer of the
Bank

James E. Rich                     1997    96,275    12,000          370                          2,000                   4,313
Vice President and Senior         1996    93,275    15,925          125                                                  8,482
Trust Officer of the Bank         1995    90,475    10,100          116                                                  7,040

<F1>
        (1) Included in other annual compensation is an automobile allowance for Lawrence M. Smith and Excess Group Life Insurance for Lawrence
            M. Smith, Julia L. Robichau, Peter E. Simonsen and James E. Rich.
<F2>
        (2) Included in all other compensation is profit sharing, ESOP, life insurance for Lawrence M. Smith, Julia L. Robichau, Peter E. Simonsen and James E. Rich; SERPS for Lawrence M.Smith, $115,712 and Julia L. Robichau, $24,265; and key man insurance for Lawrence
            M. Smith.
<F3>
        (3) Information concerning allocations under the Corporation's Employee Stock Ownership Plan is unavailable, at date of filing.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
--------------------------------------------------------------
Option/SAR Values
-----------------

The table below sets forth information regarding stock options that were exercised, if any, during the last fiscal year, and unexercised stock options held by the President of the Corporation and the President and Chief Executive Officer of the Bank:

                                                           Number of Securities
                                                           Underlying Unexercised     Value of Unexercised
                                                               Options/SARS       In-The Money Options/SARS
                                  Shares                       At FY-/End (#)           At FY-/End ($)
                                Acquired on       Value       Exerciseable(E)/          Exerciseable(E)/
Name and Principal Position     Exercise(#)    Realized($)   Unexerciseable(U)         Unexerciseable(U)
-----------------------------------------------------------------------------------------------------------
Lawrence M. Smith                 6,000        $128,100      34,000 (E)(1)(3)           $629,320 (1)(E)
President of the Corporation                                      0 (U)
and President, Chief
Executive Officer of the Bank

Julia L. Robichau                     0               0       8,000 (E)(2)(3)           $141,400 (E)
Vice President and Clerk of                                       0 (U)
the Corporation and
Vice President and Cashier,
Chier Operations Officer of
the Bank

Peter E. Simonsen                     0               0       3,200 (E)(2)(3)           $ 60,340 (E)
Treasurer of the Corporation                                  4,800 (U)                 $ 81,060 (U)
and Vice President and
Chief Financial Officer of the
Bank

James E. Rich                         0               0       4,775 (E)(2)(3)           $ 90,659 (E)
Vice President and Senior                                     3,225 (U)                 $ 50,741 (U)
Trust Officer of the Bank

<F1>
(1) As of December 31, 1997, the market value of Beverly National Corporation common stock was $33.25 per share. As the option exercise price for the options previously granted to Mr. Smith equals 6,000 shares @ $11.90 per share 3010 shares @ $20.30 per share and 990 shares @ $17.25 per share which amounts to less than the December 31, 1997 market value of $33.25, the options were "in-the-money" on December 31, 1997. Options are "in-the-money" if the fair value of the underlying securities exceeds the exercise price of the option.
<F2>
(2) The option exercise price for the options granted to Mrs. Robichau, Mr. Simonsen, and Mr. Rich in 1993 was 6000 shares @ $14.00 per share, and in 1997 2,000 shares @ $20.30 per share, which amount is less than $33.25 per share as of December 31, 1997. Accordingly, the options of 8,000 were "in-the-money" on December 31, 1997.
<F3>
(3) In 1996, the Corporation adopted the 1996 Incentive Stock Option Plan for key employees. Under the 1996 plan, up to 35,900 shares of common stock may be granted, at fair value, to participants who will be selected from key employees. No options were granted under this plan in 1996. However, in 1997, 21,910 options were granted to certain employees of the Corporation and the Bank. With the exception of options granted to Mr. Smith to purchase 3,010 shares of common stock and Mrs Robichau to purchase 2,000 shares of common stock which vested immediately, all options vested over a ten year period. The options may be exercised at a price of $20.30 per share. Included in these grants were options to Messrs. Simonsen and Rich to enable each to purchase 2,000 shares of the Corporation's common stock.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

With the exception of the individuals set forth in the table below, no other executive officer of the Corporation was granted options to purchase shares of common stock. All shares purchased upon the exercise of any option must be paid in full at the time of the purchase.

                               INDIVIDUAL GRANTS

                               Number of      Percent of
                               Securities   Total Options/                 Fair Market
                               Underlying    SARs Granted     Exercise or   Value on
                               Option/SARs   to Employees     Base Price     Date of   Date of  Date of    Expiration
Name and Principal Position    Granted(#)  in Fiscal Year(1)    ($/Sh)        Grant     Grant   Exercise      Date
----------------------------------------------------------------------------------------------------------------------
Lawrence M. Smith                   990           4.5%          $17.25        $20.30   01/07/97    N/A      01/07/07
President of the Corporation      3,010          13.7%          $20.30        $20.30   01/07/97    N/A      01/07/07
and President, Chief
Executive Officer of the Bank

Julia L. Robichau                 2,000           9.1%          $20.30        $20.30   01/07/97    N/A      01/07/07
Vice President and Clerk of
the Corporation and
Vice President and Cashier,
Chief Financial Officer of
the Bank

Peter E. Simonsen                 2,000           9.1%          $20.30        $20.30   01/07/97    N/A      01/07/07
Treasurer of the Corporation
and Vice President and
Chief Financial Officer of the
Bank

James E. Rich                     2,000           9.1%          $20.30        $20.30   01/07/97    N/A      01/07/07
Vice President and Senior
Trust Officer of the Bank

<F1>
(1)  The options/SARs granted to employees in 1997 totaled 21,910 shares.
<F2>
(2) In 1996, the Corporation adopted the 1996 Incentive Stock Option Plan for key employees. Under the 1996 Plan, up to 35,900 shares of common stock may be granted, at fair value, to participants who will be selected from key employees. No options were granted under this plan in 1996. However, in 1997, 21,910 options were granted to certain employees of the Corporation and the Bank. With the exception of options granted to Mr. Smith to purchase 3,010 shares of common stock and Mrs. Robichau to purchase 2,000 shares of common stock which vested immediately, all options vest over a ten year period. The options may be exercised at a price of $20.30 per share. Included in these grants were options to Messrs. Simonsen and Rich to enable each to purchase 2,000 shares of the Corporation's common stock.

Directors
---------

The Corporation pays no cash compensation to its Directors for their services as a Director. As a Director of the Bank, Directors are paid a quarterly fee of $1,500.00. In addition, for each semimonthly meeting attended, a Director receives $300.00. Any Director serving on a subcommittee is compensated at the rate of $100.00 per hour for committee meetings.

All non-employee directors were granted options during 1997 pursuant to the Corporation's non-qualified Director Stock Option Plan. Specifically, the Corporation granted options to purchase 4,950 shares of the Corporation's Common Stock to Messrs. Good, Douglas, Fisher, Booth, Smith, Glovsky, and Mrs. Griffin. The Corporation granted options to purchase 990 shares of the Corporation's Common Stock to Lawrence M. Smith pursuant to the non-qualified Director Stock Option Plan. Except as discussed below, the options may be exercised in 10 installments, commencing on August 1, 1997, at a price of $17.25 per share.

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

The Corporation adopted, in 1987, a Plan for Severance Compensation After Hostile Takeover ("Severance Compensation Plan") which provides for certain payments to be made in the event that employees participating in such Plan are terminated following a "hostile change in control" of the Corporation as defined in such Plan. Any employee (other than Mr. Smith and Mrs. Robichau) may participate in the Severance Compensation Plan as soon as the employee has completed two years of continuous service with the Corporation or a subsidiary. A participant is entitled to payments under the Severance Compensation Plan in the event that, within two years after a hostile change in control, the individual is terminated for any reason specified in the plan. Such reasons include, among others, change in the employee's duties or compensation, or termination of the employee other than for "just cause" as defined in the Severance Compensation Plan. The amount of the payment under the Severance Compensation Plan is determined by the length of the participant's service, and ranges generally from a lump sum payment equal to the employee's annual compensation during the preceding twelve months to a lump sum payment equal to two-and-one-half times such annual compensation.

Supplemental Executive Retirement Plans
---------------------------------------

In December 1996, the Corporation entered into a Supplemental Executive Retirement Plan Agreement ("SERP") with Lawrence M. Smith. The purpose of the SERP is to provide Mr. Smith with increased retirement benefits at age 60, such that his total retirement payment pursuant to the SERP will approximate 70% of his annual compensation for the previous three (3) fiscal years.

In December 1996, the Corporation entered into a SERP with Julia L. Robichau. The purpose of the SERP is to provide Mrs. Robichau with increased retirement benefits at age 65, such that her total retirement payment pursuant to the SERP will approximate 60% of her annual compensation for the three (3) previous years.

Robichau Employment Agreement
-----------------------------

The Corporation entered into an employment agreement with Julia L. Robichau in December 1996 (the "Robichau Employment Agreement"). The Robichau Employment Agreement provides for Mrs. Robichau's employment as Vice President and Clerk of the Corporation and Vice President, Cashier and Chief Operations Officer of the Bank. In connection with her employment, the Corporation will pay to Mrs. Robichau an annual base salary of $88,300 per year, which annual base salary shall be adjusted upward from time to time in the sole discretion of the Corporation.

Pursuant to the Robichau Employment Agreement, the Corporation has agreed to provide to Mrs. Robichau fringe benefits consistent with those provided for all senior officers of the Corporation and the Bank.

The Robichau Employment Agreement contains a non-compete clause pursuant to which Mrs. Robichau has agreed that while employed by the Corporation and for a period of one year thereafter, Mrs. Robichau will not, in any capacity, compete with the Corporation or the Bank.

The term of the Robichau Employment Agreement continues in effect through June 30, 1999, which is Mrs. Robichau's scheduled retirement date, unless the agreement is terminated due to Mrs. Robichau's resignation, death, disability, or if Mrs. Robichau is terminated for cause, as defined therein. If Mrs. Robichau dies during the employment period, her estate will receive three (3) months salary, and all other benefits to which she or her personal representatives may be entitled. If Mrs. Robichau becomes disabled at any time during the term of the agreement, Mrs. Robichau shall be entitled to receive all benefits payable to her under the Bank's long-term disability income plan. If Mrs. Robichau is terminated for cause, as defined in the Robichau Employment Agreement, she will receive in addition to all accrued and unpaid compensation through the date of such termination, a lump sum equal to her base salary for the remaining term of the agreement, at an annual rate in effect as of the date of such termination, plus Sixty Thousand Dollars ($60,000). The Corporation will maintain, at the Corporation's sole expense, all group insurance and other employment benefit plans, programs or arrangements (other than the Bank's retirement plan, the Bank's profit sharing plan, 401k plan and the Corporation's employee stock option plan in which the employee was participating at any time of the twelve (12) months proceeding the date of such termination), provided that Mrs. Robichau will be entitled to benefits under the Bank's retiree medical policy regardless of whether such policy is subsequently changed.

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

Consulting Agreement
--------------------

In December 1996, the Corporation entered into a consulting agreement (the "Consulting Agreement") with Mrs. Robichau, pursuant to which the Corporation will retain Mrs. Robichau as a consultant after Mrs. Robichau's retirement from the Corporation. Mrs. Robichau is scheduled to retire as an officer and employee of the Corporation on June 30, 1999. The term of the Consulting Agreement will continue in effect through June 23, 2002. Pursuant to the Consulting Agreement, Mrs. Robichau will be paid a consulting fee of $20,000 per year. The Consulting Agreement contains a non-compete clause and shall terminate upon the expiration of the term of the Robichau Employment Agreement, Mrs. Robichau's death or if the Corporation elects to terminate the Consulting Agreement for cause. Should the Consulting Agreement be terminated, the Corporation has agreed to pay Mrs. Robichau through the term thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and related notes set forth information regarding stock owned by each of the Directors of the Corporation and Bank and by all officers and Directors of the Corporation and Bank as a group at March 1, 1998. The percentage is based upon 765,537 shares of common stock outstanding.

                                Number of Shares         Percent of
                                 Beneficially            Outstanding
Name of Owner (9)                   Owned (1)(2)           Shares
-----------------               ----------------         ------------
Richard H. Booth                    3,855 (3,4)              .50%
Neiland J. Douglas, Jr.             8,326 (3,5)             1.08%
John N. Fisher                      6,770 (3,6)              .88%
Mark B. Glovsky                       905 (3)                .12%
John L. Good, III                   5,721 (3)                .74%
Alice B. Griffin                    4,442 (3)                .58%
Clark R. Smith                      3,648 (3)                .48%
Lawrence M. Smith                  40,035 (3,7)             5.00%
James D. Wiltshire                  3,905 (3)                .51%
All Directors and officers
  as a group (14 persons)         102,706 (8)              12.15%

(1) Based upon information provided to the Corporation by the indicated persons. The number of shares which each individual has the option to purchase has been added to the number of shares actually outstanding for the purpose of calculating the percentage of such person's ownership.

(2) Under regulations of the Securities and Exchange Commission, a person is treated as the beneficial owner of a security if the person, directly or indirectly (through contract, arrangement, understanding, relationship or otherwise) has or shares (a) voting power, including the power to vote or to direct the voting, of such security, or (b) investment power with respect to such security, including the power to dispose or direct the disposition of such security. A person is also deemed to have beneficial ownership of any security that such person has the right to acquire within 60 days. Unless indicated in another footnote to this tabulation, a person has sole voting and investment power with respect to the shares set forth opposite his or her name. The table does not reflect the 15,000 shares held in the Beverly National Bank Retirement Plan or the 2,300 shares held in the Beverly National Bank Profit Sharing Plan, or the 49,652 shares held by the Corporation's Employee Stock Ownership Plan, as to which Messrs. Smith, Good and Douglas serve as trustees.

(3) Includes stock options to purchase shares which were exercisable as of March 1, 1998, or within 60 days thereafter, as listed: Richard H. Booth, 2,755, Neiland J. Douglas, Jr., 6,230, John N. Fisher, 3,205, Mark B. Glovsky, 655, John L. Good, III, 5,155, Alice B. Griffin, 3205, Clark R Smith, 655, Lawrence M. Smith, 35,207, James D. Wiltshire, 3,205, Officers (as a group), 19,745.

(4)  Includes 65 shares owned jointly by Mr. Booth and Mr. Booth's spouse.

(5)  Includes 59 shares owned by Mr. Douglas' spouse.

(6)  Includes 1,519 shares owned jointly by Mr. Fisher and Mr. Fisher's spouse.

(7) Includes 2,335 shares owned jointly by Mr. Smith and Mr. Smith's spouse; and 1,115 shares owned by Mr. Smith's spouse.

(8) Includes stock options owned by all Directors and Officers as a group to purchase 80,037 shares which were exercisable, as of March 1, 1998 or within 60 days thereafter.

(9) The individuals listed can be contacted through the Corporation (Beverly National Corporation, 240 Cabot Street, Beverly, MA 01915).

The following table and related notes set forth certain information as of March 1, 1998 with respect to all persons known to the Corporation to be the beneficial owner of more than 5% of the Corporation's outstanding common stock:

                               Number of Shares
                                 Directly and           Percentage of
Name and Address                 Beneficially           Outstanding
   of Owner                          Owned                Shares(1)
----------------              ------------------        -------------
Beverly National Bank              54,143 (2)               7.07%
Trust Department
240 Cabot Street
Beverly, MA 01915

Harold C. Booth                    60,891 (3)               7.95%
P.O. Box 729
Center Harbor, NH  03226

Beverly National Corporation       49,652                   6.49%
Employee Stock Ownership Plan
240 Cabot Street
Beverly, MA  01915

John Sheldon Clark                 45,375 (4)               5.93%
430 Park Avenue
Suite 1800
New York, NY 10022

Nathalie D. Rothblatt              38,562                   5.04%
11 Sunnycrest Avenue
Beverly, MA 01915

(1) The percentages above are based on 765,537 shares of common stock outstanding as of March 1, 1998.

(2) These shares include shares held as trustee and under agency agreements. As trustee, the Bank has sole investment and voting power over 19,774 shares, and shared investment and voting power over 34,369 shares. In addition to these shares, the Bank holds as trustee the 60,891 shares beneficially owned by Harold C. Booth and his spouse.

(3) Includes 49,652 shares owned by Mr. Booth's trust and 14,673 owned by Mr. Booth's spouse's trust, of which the Bank is a trustee and shares investment and voting power.

(4) These shares include shares held in trust for "Trust under the Will of Charles M. Clark, Jr. for the benefit of Valer C. Austin" and "Trust under the Will of Charles M. Clark, Jr. for the benefit of John Sheldon Clark" (14,606 shares). Mr. Clark acts as trustee for both trusts and has investment authority. This includes 7,490 shares owned by Mr. Clark's spouse.

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

As of December 31, 1997, the Bank had outstanding $855,267 in loans to Directors, Executive Officers, members of their family and their associates, which represents 5.03% of capital. Federal banking laws and regulations limit the aggregate amount of indebtedness which banks may extend to bank insiders. Pursuant to such laws, the Bank may extend credit to Executive Officers, Directors, Principal Shareholders or any related interest of su ch persons, if the extension of credit to such person is in the amount that, when aggregated with the amount of all outstanding extensions of credit to such individuals, does not exceed the Bank's unimpaired capital and unimpaired surplus. As of December 31, 1997, the aggregate amount of extensions of credit to insiders was well below this limit.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BEVERLY NATIONAL CORPORATION

   Date: 3/24/98                        By:/s/ Lawrence M. Smith
        --------                           -------------------------
                                           President & CEO and
                                           Director, Principal Executive
                                           Officer

   Date: 3/24/98                        By:/s/ Peter E. Simonsen
        --------                           -------------------------
                                           Treasurer, Principal Financial &
                                           Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Date                         Name and Capacity
   -------                       -----------------
   3/24/98                       /s/ Lawrence M. Smith
   -------                       ---------------------
                                 Lawrence M. Smith,
                                 President & CEO &
                                 Director, Principal Executive Officer

   3/24/98                       /s/ Richard H. Booth
   -------                       ---------------------
                                 Richard H. Booth - Director

   3/24/98                       /s/ Neiland J. Douglas, Jr.
   -------                       ---------------------------
                                 Neiland J.Douglas,Jr. - Director

   3/13/98                       /s/ John N. Fisher
   -------                       ------------------
                                 John N. Fisher - Director

   3/24/98                       /s/ Mark B. Glovsky
   -------                       -------------------
                                 Mark B. Glovsky -Director

   3/24/98                       /s/ John L. Good, III
   -------                       ---------------------
                                 John L. Good, III - Director

   3/24/98                       /s/ Alice B. Griffin
   -------                       --------------------
                                 Alice B. Griffin - Director

   3/24/98                       /s/ Clark R. Smith
   -------                       ------------------
                                 Clark R. Smith - Director

   3/24/98                       /s/ James D. Wiltshire
   -------                       ----------------------
                                 James D. Wiltshire -  Director

                               SUPPLEMENTAL INFORMATION
                               ------------------------

Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy for Annual Meeting of Shareholders for the Registrant's 1998 Annual Meeting of Shareholders, which was held on March 24, 1998, are furnished herein. Such material is not deemed to be filed with the commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act, unless specifically incorporated by reference in their reports.

                  ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)

                                    EXHIBIT INDEX

 3.1  Articles of Organization of Corporation, as Amended. . . . . . (1)

 3.2  By-Laws of Corporation, as Amended. . . . . . . . . . . . . . .(2)

10.1  Indenture dated as of January 21, 1976 between Benjamin
      Brown and Virgil C. Brink, Trustees of Y & M Trust, and
      Beverly National Bank. . . .  . . . . . . . . . . . . . . . . .(3)

10.2  1987 Incentive Stock Option Plan for Key Employees . .  . . . .(4)

10.3  1987 Directors' Plan, as amended. . .  . . . . . . . . . . . . (5)

10.4  Employment Agreement dated May 31, 1991 between Beverly
      National Corporation and Lawrence M. Smith. .  . . . . . . . . (2)

10.5  Severance Agreement dated July 8, 1987 between Beverly
      National Corporation and Lawrence M. Smith. .  . . . . . . . . (3)

10.6  Beverly National Corporation Plan for Severance
      Compensation After Hostile Takeover. .  . . . . . . . . . . . .(3)

10.7  Employment Agreement between Beverly National Corporation and Julia L. Robichau dated December 24, 1996 . . . . .  . . . (6)

10.8  Change in Control Agreement between Beverly National
      Corporation and Julie L. Robichau dated December 24, 1996 .  . (7)

10.9  Consulting Agreement between Beverly National Corporation and Julia L. Robichau dated December 24, 1996 . .  . . . . . . (8)

10.10 Supplemental Executive Retirement Agreement between
      Beverly National Corporation and Lawrence M. Smith dated
      December 24, 1996. . . . . . . . . . . . . . . . . . . . . . . (9)

10.11 Supplemental Executive Retirement Agreement between Julia
      L. Robichau dated December 24, 1996.  . . . . . . . . . . . . (10)

10.12 1996 Incentive Stock Option Plan For Key Employees.  . . . . .(11)

20.   1998 Proxy Statement. . . . . . . . . . . . . . . . .. . Page  84

21.   Subsidiaries of Corporation. .  . . . . . . . . . . . . .Page  90

23.   Consent of Shatswell, MacLeod & Company, P.C.  . . . . . Page  91

(b) The Corporation did not file a Form 8-K during the quarter ended December 31, 1997.

27.  Financial Data Schedule

    (1) Incorporated herein by reference to the identically numbered exhibits to the Annual Report Form 10-KSB for December 31, 1994.

    (2) Incorporated herein by reference to identically numbered exhibits to the Annual Report Form 10-KSB for December 31, 1993.

    (3) Incorporated herein by reference to identically numbered exhibits filed as part of Corporation's Registration Statement on Form S-18 (File No. 33-22224-B) filed with the Commission on July 9, 1988.

    (4) Incorporated herein by reference to Exhibit 4(a) to the Corporation's Registration Statement on Form S-8 (File No. 33-347) filed on January 22, 1996.

    (5) Incorporated herein by reference to Exhibit 4(b) to the Corporation's Registration Statement on Form S-8 (File No. 33-347) filed on January 22, 1996.

    (6) Incorporated herein by reference to Exhibit 10.8 to the Annual Report Form 10-KSB for December 31, 1996.

    (7) Incorporated herein by reference to Exhibit 10.9 to the Annual Report Form 10-KSB for December 31, 1996.

    (8) Incorporated herein by reference to Exhibit 10.10 to the Annual Report Form 10-KSB for December 31, 1996.

    (9) Incorporated herein by reference to Exhibit 10.11 to the Annual Report Form 10-KSB for December 31, 1996.

    (10) Incorporated herein by reference to Exhibit 10.12 to the Annual Report Form 10-KSB for December 31, 1996.

    (11) Incorporated herein by reference to Exhibit 10.13 to the Annual Report Form 10-KSB for December 31, 1996.