Form 10QSB
period 1998-03-31
BEVERLY NATIONAL CORP
filed 1998-05-08
CIK 742275

U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549
                                    FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended        March 31, 1998
                                      --------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to_____________________

Commission file number  33-22224-B
                        ----------

                         Beverly National Corporation
          -----------------------------------------------------------
          (Name of small business issuer as specified in its charter)

          Massachusetts                          04-2832201
-------------------------------              --------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

240 Cabot Street  Beverly, Massachusetts            01915
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code    (508) 922-2100
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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                             Yes _______       No _______

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of
common equity, as of May 1, 1998.    1,536,574 shares
                                 ---------------------

Transitional small business disclosure format    Yes_______

                                                 No    X
                                                    -------

                           BEVERLY NATIONAL CORPORATION
                                      INDEX


PART I.   FINANCIAL INFORMATION                                 PAGE

Item 1.

    Financial Statements (Unaudited)

    Consolidated Balance Sheets at
    March 31, 1998 and December 31, 1997 . . . . . . . . . . . . 3-4

    Consolidated Statements of Income for the Three Months
    Ended March 31, 1998 and 1997  . . . . . . . . . . . . . . . 5-6

    Consolidated Statements of Cash Flow for the
    Three Months Ended March 31, 1998 and 1997 . . . . . . . . . 7-8

    Notes to Consolidated Financial Statements . . . . . . . . . 9

Item 2.

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . . . . . 10

PART II.    OTHER INFORMATION

Item 1.
    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 15

Item 2.
    Changes in Securities and Use of Proceeds . . . . . . . . . 15

Item 3.
    Defaults Upon Senior Securities . . . . . . . . . . . . . . 15

Item 4.
    Submission of Matters to a Vote of Security Holders . . . . 15

Item 5.
    Other Information. . . . . .  . . . . . . . . . . . . . . . 15

Item 6.
    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 15

    Signatures. . . . . . . . . . . . . . . . . . . . . . . . . 14

                     BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)

                                                    March 31,    December 31,
                                                      1998          1997
                                                 -------------  -------------
                           ASSETS

Cash and due from banks                          $   9,705,555  $   9,587,570
Federal funds sold                                  22,500,000      9,100,000
Investments in available-for-sale securities
    (at fair value)                                 24,622,074     20,796,287
 Investments in held-to-maturity securities         12,171,837     17,185,188
 Federal Reserve Bank stock, at cost                    97,500         97,500

Loans:
  Commercial                                        24,138,886     23,184,382
  Real estate - construction and land development    4,907,655      6,506,718
  Real estate residential                           44,848,522     49,140,474
  Real estate - commercial                          44,560,562     44,241,896
  Consumer                                           7,300,838      7,651,660
  Municipal                                          3,290,143      1,750,000
  Other                                                727,430        512,516
  Allowance for possible loan losses                (1,987,104)    (2,163,349)
  Deferred loan fees, net                               79,673         19,848
  Unearned income                                            0              0
                                                 -------------  -------------
     Net loans                                     127,866,605    130,844,145

Mortgages held for sale                                224,992        376,533
Premises and equipment, net                          4,768,320      4,819,606
Other Real Estate Owned                                      0              0
Accrued interest receivable                          1,278,788      1,162,497
Other assets                                         1,461,261      1,410,187
                                                 -------------  -------------
                                                 $ 204,696,932  $ 195,379,513
                                                 =============  =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                            $  33,596,665  $  39,083,761
  Interest bearing
   Regular savings                                  39,483,091     39,187,382
   NOW accounts                                     34,177,391     32,036,110
   Money market accounts                            23,006,902     15,813,378
   Time deposits                                    54,872,379     50,170,379
                                                 -------------  -------------
   Total deposits                                  185,136,428    176,291,010

Notes payable                                          385,627        385,627
Employee Stock Ownership Plan loan                     200,000        300,000
Other liabilities                                    1,447,627      1,412,166
                                                 -------------  -------------
     Total liabilities                             187,169,682    178,388,803
                                                 -------------  -------------

Stockholders' equity:

Preferred stock, $2.50 par value per share;
  300,000 shares authorized; issued and
  outstanding none

Common stock, $2.50 par value per share;
  2,500,000 shares authorized; issued
  791,349;  outstanding, 768,287 shares
  as of March 31, 1998 and 760,482 shares
  as of December 31, 1997.                           1,978,373      1,978,373
Paid-in Capital                                      4,277,264      4,319,092
Retained earnings                                   11,853,588     11,558,988
Treasury stock, at cost (23,062 shares as
  of March 31, 1998 and 30,867 shares as
  of December 31, 1997)                               (427,467)      (572,093)
Net unrealized holding gain (loss) on
  available-for-sale securities                         45,492          6,350
Unearned compensation - Employee Stock
  Ownership Plan                                      (200,000)      (300,000)
                                                 -------------  -------------
     Total stockholders' equity                     17,527,250     16,990,710
                                                 -------------  -------------
                                                 $ 204,696,932  $ 195,379,513
                                                 =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                      BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                                Three Months Ended March 31,
                                                      1998           1997
                                                -------------- -------------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                    $   2,954,282  $   2,709,612
  Interest and dividends on investment
     securities:
       Taxable                                        574,029        611,030
       Tax-exempt                                       5,764          3,199
  Other interest                                      166,886         90,244
                                                -------------  -------------
     Total interest and dividend income             3,700,961      3,414,085
                                                -------------  -------------
INTEREST EXPENSE:
  Interest on deposits                              1,295,043      1,188,123
  Interest on short -term borrowings                        0              0
  Interest on notes payable                             8,696          8,484
                                                -------------  -------------
     Total interest expense                         1,303,739      1,196,607
                                                -------------  -------------
Net interest and dividend income                    2,397,222      2,217,478
                                                -------------  -------------
Provision for loan losses                                   0              0
                                                -------------  -------------
Net interest and dividend income after
  provision for loan losses                         2,397,222      2,217,478
                                                -------------  -------------
NONINTEREST INCOME:
  Income from fiduciary activities                    271,277        263,947
  Service charges on deposit accounts                  93,338        107,456
  Other deposit fees                                   57,148         50,346
  Other income                                         91,690         66,794
                                                -------------  -------------
     Total noninterest income                         513,453        488,543
                                                -------------  -------------
NONINTEREST EXPENSE:
  Salaries and employee benefits                    1,279,276      1,148,672
  Occupancy expense                                   200,217        180,323
  Equipment expense                                   109,300        101,129
  Investment security loss, net                             0              0
  Data processing fees                                 57,740         61,055
  Stationery and supplies                              38,545         47,175
  Other expense                                       441,929        426,582
                                                -------------  -------------
     Total noninterest expense                      2,127,007      1,964,937
                                                -------------  -------------
     Income before income taxes                       783,668        741,085

Income taxes                                          314,100        311,900
                                                -------------  -------------
     Net Income                                 $     469,568  $     429,185
                                                =============  =============

Earnings per share:
Primary shares outstanding                            834,924        788,764
                                                =============  =============
Net income per share                            $        0.56  $        0.54
                                                =============  =============
Dividends per share                             $        0.18  $        0.16
                                                =============  =============
Special dividend per share                      $        0.05  $        0.06
                                                =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                     BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Months Ended March 31, 1998 and 1997
                                       (Unaudited)

                                                      1998          1997
                                                  ------------  ------------
Cash flows from operating activities:
  Interest received                               $  3,460,111  $  3,139,861
  Service charges and other income                     503,065       488,543
  Interest paid                                     (1,339,499)   (1,189,849)
  Cash paid to suppliers and employees              (1,805,916)   (2,183,948)
  Income taxes paid                                   (112,137)     (169,160)
                                                  ------------  ------------
  Net cash provided by operating activities            705,624        85,447
                                                  ------------  ------------
Cash flows from investing activities:
  Proceeds from maturities of investment
    securities                                       3,042,938     2,535,208
  Proceeds from maturities of investment
    securities                                       8,137,008     1,121,630
  Purchases of investment securities held-to-
     maturity                                        1,999,531      (987,188)
  Purchases of investment securities available-
     for-sale                                      (11,902,636)   (2,113,781)
  Net increase in loans                              3,003,669    (4,251,028)
  Proceeds from sale of mortgages                      161,929             0
  Capital expenditures                                 (57,528)     (540,971)
  Recoveries of previously charged off loans            48,295         5,592
  (Increase) decrease in other assets                  (20,739)     (351,460)
  Increase (decrease) in other liabilities            (373,354)      168,702
                                                  ------------  ------------
  Net cash provided by (used in) investing
     activities                                      4,039,113    (4,413,296)
Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
     NOW, money market & savings accounts            4,143,418    (3,034,305)
  Net increase (decrease) in time deposits           4,702,000      (335,745)
  Issued treasury stock                                102,798             0
  Dividends paid                                      (174,968)     (120,701)
                                                  ------------  ------------
  Net cash used in financing activities              8,773,248    (3,490,751)
                                                  ------------  ------------
 Net increase (decrease) in cash and cash
    equivalents                                     13,517,985    (7,818,600)
 Cash & cash equivalents beginning of year          18,687,570    25,363,278
                                                  ------------  ------------
 Cash & cash equivalents at March 31:             $ 32,205,555  $ 17,544,678
                                                  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                    BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three Months Ended March 31, 1998 and 1997
                                     (Unaudited)
                                     (Continued)

Reconciliation of net income to net cash provided by operating activities:

                                                        1997         1996
                                                      --------     --------
 Net income                                           $469,568     $429,185
 Depreciation expense                                  108,814       91,926
 Amortization expense of investment securities           1,274        8,146
 Accretion income of investment securities             (51,409)     (10,479)
 Change in prepaid interest                                983          983
 Provision for loan losses                                   0            0
 Increase (decrease) in taxes payable                  201,963      142,740
 (Increase) Decrease in interest receivable           (116,291)    (243,785)
 Increase (decrease) in interest payable               (36,743)       5,775
 Increase (decrease) in accrued expenses               243,595     (268,648)
 Net (gain) loss on sale of mortgages                  (10,388)        (514)
 Change in deferred loan fees                          (74,424)     (28,106)
 Change in prepaid expenses                            (31,318)     (41,776)
                                                      --------     --------
Total adjustments                                      236,056     (343,738)
                                                      --------     --------
Net cash provided by operating activities             $705,624     $ 85,447
                                                      ========     ========
 Non-cash investing activities:
Loans transferred to other real estate owned                $0     $ 82,933

                              BEVERLY NATIONAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                     (Unaudited)

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments which are necessary, to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 1998.

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

                              PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The following discussion includes Beverly National Corporation (the "Corporation") and its subsidiaries, Beverly National Bank (the "Bank"), and Cabot Street Realty Trust (the "Realty Trust").

Summary
-------

The Corporation's net income for the three months ended March 31, 1998, was $469,568 as compared to $429,185 for the time period ended March 31, 1997.
This represents a increase of $40,383 or 9.4%. Earnings per share totaled $.56 for the three months ende d March 31, 1998, as compared to earnings per share of $.54 for the three months ended March 31, 1997.


                         THREE MONTHS ENDED MARCH 31, 1998
                   AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Net Interest Income
-------------------

Net interest and dividend income for the three months ended March 31, 1998, totaled $2,397,222 as compared to $2,217,478 for the same time period in 1997. This increase was $179,744 or 8.1%. Total interest and dividend income equaled $3,700,961 for the three months ended March 31, 1998 as compared to $3,414,085 for the same time period in 1997, an increase of $286,876 or 8.4%. Loan income for the three months ended March 31, 1998, totaled $2,954,282 as compared to $2,709,612 for the same time period in 1997. This increase of $244,670 or 9.0% represents increased loan production and the reduction of non-performing assets. Interest and Dividends on Taxable Investment Securities for the three months ended March 31, 1998 totaled $574,029 as compared to $611,030 for the same period in 1997. This decrease of $37,001 or 6.1% is attributable to a lower volume of investments. The taxable investment portfolio decreased $1,229,838 during the quarter. The interest earned from federal funds sold increased $76,642 or 84.9% for the three months ended March 30, 1998 when compared to the same time period in 1997, due to increased volume. This reflects increased liquidity due to a steady loan demand, a stable deposit base and higher short-term rates.

Deposit interest expense equaled $1,295,043 for the three months ended March 31, 1998, as compared to $1,188,123 for the same period in 1997. This increase of $106,920 or 9.0% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market. During the first quarter 1998 the Bank offered a certificate of deposit program with an attractive rate in the 18 to 30 month maturity range, which resulted in an additional $6,000,000 in deposits.

Notes payable interest expense for the three months ended March 31, 1998 totaled $8,696 which was approximately the same in comparison to the corresponding time period in 1997.

Loan Loss Provision
-------------------

No provisions to the allowance for possible loan losses were made during the first calendar quarters of 1998 or 1997, respectively. At March 31, 1998, the Corporation's allowance for possible loan losses was $1,987,104 representing 1.5% of gross loans as compared to $2,163,349 and a ratio of 1.6% of gross loans at December 31, 1997.

The Corporation's non-accrual loans were $247,413 at March 31, 1998 as compared to $341,366 at December 31, 1997. The decrease in non-accrual loans can be attributed primarily to the additional resources devoted to collecting the loans that are in non-accrual status.

The ratio of non-performing assets to total loans and mortgages held for sale was 23% for March 31, 1998 as compared to 38% as of December 31, 1997. This decrease can be attributed to a reduction volume of loans that were temporarily overdue 90 days or more and a lower non accrual balance. The ratio of non-performing assets to allowance for loan losses equaled 15.3% at March 31, 1998 as compared to 23.5% at December 31, 1997.

A total of $224,540 loans were charged off by the Corporation during the quarter ended March 31, 1998 as compared to $39,277 charged off during the corresponding period in 1997. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $48,295 was recovered of previously charged off notes by the Corporation during the quarter ended
March 31, 1998, as compared to $5,591 recovered during the corresponding period in 1997.

Noninterest Income
------------------

Noninterest income totaled $513,453 for the three months ended March 31, 1998 as compared to $488,543 for three months ended March 31, 1997. This is an increase of $24,910 or 5.1%. Income from fiduciary activities totaled $271,277 for the three months ended March 31, 1998 as compared to $263,947 for the three months ended March 31, 1997. This $7,330 or 2.8% increase can be primarily attributed to increased reoccurring trust business. Service charges on deposit accounts totaled $93,338 for the three months ended March 31, 1998, as compared to $107,456 for the same time period in 1997. This decrease is due to the promotion of deposit products that do not have a service charge and a reduction of volume in the Banks lockbox operation.

Other deposit fees increased $6,802 or 13.5% for the three months ended March 31, 1998 as compared to the same time period in 1997. Other income for the three month period ended March 31, 1998 totaled $91,690 as compared to $66,794 for the three month period ended March 31, 1997, a increase of $24,896 or 37.3%. This increase of income is the result of sale of the mortgages in the secondary market.

Noninterest Expense
-------------------

Noninterest expense totaled $2,127,007 for the three months ended March 31, 1998, as compared to $1,964,936 for the same time period in 1997. This increase totaled $162,071 or 8.3%. This increase is primarily attributed to additional personnel. Salaries and benefits totaled $1,279,276 for the three months ended March 31, 1998 and $1,148,672 for the same time period in 1997. This $130,604 or 11.4% increase is due to increased staffing in financial planning and additional branches. Occupancy expense totaled $200,217 for the three months ended March 31, 1998 as compared to $180,323 for the same period in 1997 which is an increase of $19,894 or 11.0%. This increase is due to the Cummings branch being open for the entire quarter in 1998 as compared to one month in 1997 and higher rents paid. The costs of equipment totaled $109,300 for the three months ended March 31, 1998 as compared to $101,129 for the same period in 1997. The increased equipment expense in 1998 can be attributed to the branch expansion and new products offered. Data processing fees totaled $57,740 for the three months ended March 31, 1998 as compared to $61,055 for the corresponding time in 1997. This is a decrease of $3,315 or 5.4%. Other expenses totaled $441,929 for the three months ended March 31, 1998 as compared to $426,582 for the same period in 1997. This reflects an increase of $15,346 or 3.6% which can be attributed to an increase in postage, fraud loss, and information services.

Income Taxes
------------

The income tax provision for the three months ended March 31, 1998 totaled $314,100 in comparison to an income tax provision of $311,900 for the same time period in 1997. This increase reflects an increase of taxable income.

Net Income
----------

Net income amounted to $469,568 for the three months ended March 31, 1998 as compared to net income of $429,185 for the same period in 1997, which is a increase of $40,383 or 9.4%. The earnings increase is due to higher interest income in 1998 as compared to the same time period in 1997.

Capital Resources
-----------------

As of March 31, 1998, the Corporation had total capital in the amount of $17,527,250, as compared with $16,990,710 at December 31, 1997, which represents an increase of $536,540 or 3.2%. The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of March 31, 1998, the Bank's Tier 1 capital amounted to 7.95% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%.
At March 31, 1998, the Bank's ratio of risk-based capital to risk weighted assets amounted to 13.44%, which satisfies the applicable risk based capital requirements. As of December 31, 1997, the Bank's Tier 1 capital amounted to 7.78% of total assets and risk based capital amounted to 13.09% of total risk based assets.

The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of March 31, 1998, the Corporation's Tier 1 capital amounted to 13.70% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At March 31, 1997, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 14.95%, which satisfies the applicable risk based capital requirements. As of December 31,1997, the Corporation's Tier 1 capital amounted to 8.68% of total assets and risk based capital amounted to 14.39% of total risk based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $11,259,504 or 30.5% at March 31, 1998 of the investment securities portfolio, and $10,605,238 at December 31, 1997, representing 27.9% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goal and general practice is to be interest rate sensitive, neutral, and maintain a net cumulative gap at one year or less than 10% of Total Earning Assets, so that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BEVERLY NATIONAL CORPORATION
                                            (Registrant)

Date: May 8, 1998                     By:/s/ Lawrence M. Smith
                                         ---------------------
                                         Lawrence M. Smith
                                         President, Chief Executive Officer

Date: May 8, 1998                     By:/s/ Peter E. Simonsen
                                         ----------------------
                                         Peter E. Simonsen
                                         Treasurer, Principal Financial
                                         Officer

                            PART II - Other Information


Item 1.    Legal Proceedings                                       None

Item 2.    Changes in Securities and Use of Proceeds               None

Item 3.    Defaults Upon Senior Securities                         None

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) On March 24, 1998 the Corporation had its Annual
               Meeting.

           (b) The following Directors were elected to serve until the year:

                               Year         For      Withheld
                               ----       -------    --------
James D. Wiltshire             2000       698,160     67,377
Richard H. Booth               2001       698,160     67,377
John L. Good III               2001       698,160     67,377
Clark R. Smith                 2001       698,160     67,377

The following other Directors' terms continued after the meeting:

                         Neiland J. Douglas Jr.
                         John N. Fisher
                         Mark B. Glovsky
                         Alice B. Griffin
                         Lawrence M. Smith

Item 5.    Other Information                                        None

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits

               27. Financial Data Schedule

           b. The Corporation did not file any reports on Form 8-K during the quarter ended March 31, 1998.