Form 10QSB
period 1998-06-30
BEVERLY NATIONAL CORP
filed 1998-08-10
CIK 742275

U. S. SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-QSB
                               Washington, DC  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended       June 30, 1998
                              ---------------------------

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

                      Yes      X                No
                         -------------            -------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1998. 1,558,474 shares
                                    -------------------

Transitional small business disclosure format
                                               Yes
                                                   ---------
                                               No      X
                                                   ---------

                             BEVERLY NATIONAL CORPORATION
                                       INDEX

PART I.     FINANCIAL INFORMATION                                 PAGE

Item 1.

      Financial Statements (Unaudited)

      Consolidated Balance Sheets at
      June 30, 1998 and December 31, 1997    . . . . . . . . . . . 3-4

      Consolidated Statements of Income for the Three Months and
      Six Months Ended June 30, 1998 and 1997. . . . . . . . . . . 5-6

      Consolidated Statements of Cash Flow for the
      Six Months Ended June 30, 1998 and 1997. . . . . . . . . . . 7-8

      Notes to Consolidated Financial Statements . . . . . . . . . 9

Item 2.

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations. . . . . . . . 10

PART II.    OTHER INFORMATION

Item 1.

      Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  18

Item 2.

      Changes in Securities and Use of Proceeds . . . . . . . . .  18

Item 3.

      Defaults Upon Senior Securities . . . . . . . . . . . . . .  18

Item 4.

      Submission of Matters to a Vote of Security Holders . . . .  18

Item 5.

      Other Information. . . . . .  . . . . . . . . . . . . . . .  18

Item 6.

      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  18

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . .  17

                    BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                    June 30,     December 31,
                                                      1998          1997
                                                 -------------  -------------
                              ASSETS

Cash and due from banks                          $   8,011,257  $   9,587,570
Federal funds sold                                  21,900,000      9,100,000
Investments in available-for-sale securities        34,288,427     20,796,287
Investments in held-to-maturity securities          10,621,257     17,185,188
Federal Reserve Bank stock, at cost                     97,500         97,500
Loans:
  Commercial                                        23,172,368     23,184,382
  Real estate - construction and land development    4,841,419      6,506,718
  Real estate - residential                         45,645,278     49,140,474
  Real estate - commercial                          43,940,745     44,241,896
  Consumer                                           7,827,985      7,651,660
  Municipal                                          2,927,747      1,750,000
  Other                                                604,134        512,516
  Allowance for possible loan losses                (1,987,433)    (2,163,349)
  Deferred loan fees, net                                    0         19,848
                                                 -------------  -------------
     Net loans                                     126,972,243    130,844,145

Mortgages held for sale                              1,833,545        376,533
Premises and equipment, net                          4,737,293      4,819,606
Accrued interest receivable                          1,292,683      1,162,497
Other assets                                         1,400,074      1,410,187
                                                 -------------  -------------
Total assets                                     $ 211,154,279  $ 195,379,513
                                                 =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing                            $  36,519,592  $  39,083,761
  Interest bearing
   Regular savings                                  40,125,276     39,187,382
   NOW accounts                                     36,689,661     32,036,110
   Money market accounts                            22,386,818     15,813,378
   Time deposits                                    55,379,314     50,170,379
                                                 -------------  -------------
     Total deposits                                191,100,661    176,291,010

Notes payable                                          385,627        385,627
Employee Stock Ownership Plan loan                     200,000        300,000
Other Liabilities                                    1,399,327      1,412,166
                                                 -------------  -------------
     Total liabilities                             193,085,615    178,388,803
                                                 -------------  -------------

 Stockholders' equity:

Preferred stock, $2.50 par value per share;
 300,000 shares authorized; issued and
 outstanding none
Common stock, $2.50 par value per share;
 5,000,000 shares authorized; issued 1,604,498
 shares as of June 30, 1998 and 1,582,698 shares
 as of December 31, 1997;  Outstanding,
 1,558,374 shares as of June 30, 1998 and
 1,520,964 shares as of December 31,1997.            4,004,495      1,978,373
Paid-in Capital                                      2,437,172      4,319,092
Retained earnings                                   12,229,228     11,558,988
Treasury stock, at cost (46,124 shares as of
 June 30, 1998 and 61,734 shares as of
 December 31, 1997)                                   (427,467)      (572,093)
Net unrealized holding loss on available-for-
 sale securities                                        25,236          6,350
Unearned compensation-
 Employee Stock Ownership Plan                        (200,000)      (300,000)
                                                 -------------  -------------
     Total stockholders' equity                     18,068,664     16,990,710
                                                 -------------  -------------
Total liabilities and stockholders' equity       $ 211,154,279  $ 195,379,513
                                                 =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                    BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                          Six Months Ended June 30  Three Months Ended June 30,
                          ----------   ----------   ----------   ----------
                             1998         1997         1998         1997

INTEREST INCOME:
 Interest and fees on
 loans                    $5,862,643   $5,472,211   $2,908,361   $2,762,599
 Interest and dividends on
  investment securities:
    Taxable                1,189,047    1,231,257      615,018      620,227
    Tax-exempt                10,886        7,433        5,122        4,234
 Federal Funds Sold          447,687      204,259      280,801      114,015
 Other interest                    0            0            0            0
                          ----------   ----------   ----------   ----------
Total interest and
  dividend income          7,510,263    6,915,160    3,809,302    3,501,075
                          ----------   ----------   ----------   ----------
INTEREST EXPENSE:
 Interest on Deposits      2,723,474   2,417,753     1,428,431    1,229,630
 Interest on Notes
   payable                    17,476       17,265        8,780        8,781
                          ----------   ----------    ---------   ----------
Total interest expense     2,740,950    2,435,018    1,437,211    1,238,411
                          ----------   ----------    ---------   ----------
Net interest and dividend
 income                    4,769,313    4,480,142    2,372,091    2,262,664
                          ----------   ----------   ----------   ----------
Provision for loan losses          0            0            0            0
                          ----------   ----------   ----------   ----------
Net interest and dividend
 income after provision
 for loan losses           4,769,313    4,480,142    2,372,091    2,262,664
                          ----------   ----------   ----------   ----------
NONINTEREST INCOME:
 Income from fiduciary
  activities                 596,125      534,238       324,848     270,291
 Service charges on
  deposit accounts           198,240      218,000       104,902     110,544
 Other deposit fees          113,279      105,708        56,131      55,362
 Other income                180,503      175,190        88,813     108,396
 Gain on sales of other
  real estate owned, net           0       (8,275)            0      (8,275)
                          ----------   ----------     ---------  ----------
Total noninterest income   1,088,147    1,024,861       574,694     536,318
                          ==========   ==========     =========  ==========

NONINTEREST EXPENSE:
 Salaries and employee
  benefits                 2,452,402    2,319,398     1,173,126   1,170,726
 Occupancy expense           392,151      374,483       191,934     194,160
 Equipment expense           221,746      213,783       112,446     112,654
 Investment security
  (gain)/loss, net                 0            0             0           0
 Data processing fees        119,623      132,276        61,883      71,221
 F.D.I.C. insurance premium   10,580        9,931        10,580       5,328
 Stationary and supplies      81,262       93,883        42,717      46,708
 Other expense               946,257      811,288       504,330     389,309
                          ----------   ----------     ---------  ----------
Total noninterest expense  4,224,021    3,955,042     2,097,015   1,990,106
                          ----------   ----------    ----------  ----------
Income before income taxes 1,633,439    1,549,961       849,771     808,876
Income taxes                 648,319      649,400       334,219     337,500
                          ----------   ----------    ----------  ----------
 Net Income               $  985,120   $  900,561    $  515,551  $  471,376
                          ==========   ==========    ==========  ==========
Earnings per share:

Weighted average shares
 outstanding               1,639,597    1,508,834
                          ==========   ==========
Net income per share      $     0.60   $     0.60
Dividends per share       $     0.18   $     0.16
Special dividend per
 share                    $     0.03   $     0.03

The accompanying notes are an integral part of these consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1998 and 1997
                                 (Unaudited)

                                                      1998          1997
                                                   ----------    ----------

Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities:
  Interest received                                $ 7,235,721   $ 6,856,930
  Service charges and other income                   1,117,763       777,064
  Interest paid                                     (2,738,983)   (2,416,807)
  Cash paid to suppliers and employees              (4,103,143)   (3,925,167)
  Income taxes paid                                   (592,717)     (646,960)
                                                   -----------   -----------
  Net cash provided by operating activities            918,641       645,060

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity                      9,160,885     4,520,352
  Proceeds from maturities of investment
    securities available-for-sale                    7,870,978     3,093,859
  Purchases of investment securities held-to-
    maturity                                        (2,541,531)   (1,984,063)
  Purchases of investment securities available-
    for-sale                                       (21,332,183)   (5,110,031)
  Net (increase) decrease in loans                   3,899,544    (7,521,121)
  Proceeds from sale of mortgages                   (1,451,725)     (186,576)
  Proceeds from sale of other real estate owned              0        74,658
  Capital expenditures                                (138,845)     (765,808)
  Recoveries of previously charged off loans            49,242        17,354
  (Increase) decrease in other assets                   (6,259)     (140,113)
  Increase (decrease) in other liabilities              11,341        (5,263)
                                                   -----------    ----------
  Net cash provided by (used in) investing
    activities                                      (4,478,553)   (8,006,752)
                                                   -----------   -----------
Cash flows from financing activities:
  Net decrease in demand deposits, NOW,
     money market, and savings accounts              9,444,347       608,333
  Net increase (decrease) in time deposits           5,365,304     1,240,232
  Issued common stock                                  144,202             0
  Issued treasury stock                                144,626         1,800
  Dividends paid                                      (314,880)     (241,402)
                                                   -----------   -----------
  Net cash provided by (used in) financing
    activities                                      14,783,599     1,608,963
                                                   -----------   -----------
 Net decrease in cash and cash equivalents          11,223,687    (5,752,729)
 Cash & cash equivalents beginning of year          18,687,570    25,363,278
                                                   -----------   -----------
 Cash & cash equivalents at June 30:               $29,911,257   $19,610,549
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Six Months Ended June 30, 1998 and 1997
                                    (Unaudited)
                                    (Continued)

Reconciliation of net income to net cash provided by operating activities:


                                                        1997          1996
                                                      --------      --------
 Net income                                           $985,120      $900,561
 Depreciation expense                                  221,158       213,320
 Amortization expense of investment securities           3,745        15,820
 Accretion income of investment securities             (71,217)      (20,475)
 Change in prepaid interest                              1,967         1,967
 Provision for loan losses                                   0             0
 Increase (decrease) in taxes payable                   55,602         2,440
 Increase in interest receivable                      (130,186)     (247,796)
 Increase (decrease) in interest payable                34,903        16,243
 Increase (decrease) in accrued expenses              (125,985)     (175,447)
 Net (gain) loss on sale of mortgages                   (5,287)       (1,416)
 Net (gain) loss on sale of other real estate owned          0         8,275
 Change in deferred loan fees                          (76,884)      (53,575)
 Change in prepaid expenses                             25,705       (14,857)
                                                      --------      --------
Total adjustments                                      (66,479)     (255,501)
                                                      --------      --------
Net cash provided by operating activities             $918,641      $645,060
                                                      ========      ========
Non-cash investing activities:
Loans transferred to other real estate owned          $      0      $ 82,933

                             BEVERLY NATIONAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE SIX AND THREE MONTHS ENDED  JUNE 30, 1998

                                      (Unaudited)


1.   BASIS OF PRESENTATION

     	The interim consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments which are necessary, to make the financial statements not misleading. All such
adjustments are of a normal recurring nature.  The results	 of operations for
any interim period are not necessarily indicative of results that may be expected for the year ended December 31,1998.

2.   EARNINGS PER SHARE

	Earnings per share calculations are based on the weighted average number	of
common shares outstanding during the period.  The computation of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the 2 for 1 stock split on April 7, 1998.

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

PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The following discussion and related consolidated financial statements include Beverly National Corporation (the "Corporation") and its subsidiaries, Beverly National Bank (the "Bank"), and Cabot Street Realty Trust (CSRT).

Summary
-------

The Corporation's net income for the six months ended June 30, 1998, was $985,120 as compared to $900,561 for the time period ended June 30, 1997. This represents an increase of $84,559 or 9.4%. However, earnings per share totaled $.60 for each of the six month periods ended June 30, 1998, and 1997.

                          SIX MONTHS ENDED JUNE 30, 1998
                   AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net Interest Income
-------------------

Net interest and dividend income for the six months ended June 30, 1998, totaled $4,769,313 as compared to $4,480,142 for the same time period in 1997. This is an increase of $289,171 or 6.5%. Total interest and dividend income equaled $7,510,263 for the six months ended June 30, 1998 as compared to $6,915,160 for the same time period in 1997, an increase of $595,103 or 8.6%. Loan income for the six months ended June 30, 1998, totaled $5,862,643 as compared to $5,472,211 for the same time period in 1997. This increase of $390,432 or 7.1% reflects the continued increased loan production. Interest and dividends on taxable investment securities for the six months ended
June 30, 1998 totaled $1,189,047 as compared to $1,231,257 for the same period in 1997. This is a decrease of $42,210 or 3.4%. This decrease is due to a reduction in reinvestment of taxable investment securities that had matured. The interest earned from federal funds sold equaled $447,687 as of June 30, 1998 as compared to $204,259 for the same period in 1997 an increase $243,428 or 119.2%.

Deposit interest expense equaled $2,723,474 for the six months ended June 30, 1998, as compared to $2,417,753 for the same period in 1997. This increase of $305,721 or 12.6% reflects the current strategy of managing the cost of funds of the Bank. Average deposits have increased during 1998 in comparison to 1997.

Notes payable interest expense for the six months ended June 30, 1997 decreased $211 in comparison to 1997 due to the reduction of rate on corporate borrowings.

Loan Loss Provision
-------------------

No provisions to the allowance for loan losses were made during the six month periods ended June 30, 1998 or 1997. At June 30, 1998, the Corporation's allowance for possible loan losses was $1,987,433 representing 1.6% of gross loans as compared to 1.6% of total loans at December 31, 1997. Factors that enabled the Bank to have no provisions included management's evaluation of economic conditions including a stable local economy and the low level of non-performing loan balances.

The Corporation's non-accrual loans were $313,476 at June 30, 1998 as compared to $341,366 at December 31, 1997.

The ratio of the allowance for loan losses to non-performing assets equaled 634.0% at June 30, 1998 as compared to 633.7% at December 31, 1997.

A total of $225,158 loans were charged off by the Corporation during the first six months of 1998 as compared to $42,124 charged off during the corresponding period in 1997. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $49,242 was recovered of previously charged off notes by the Corporation during the six month period ended
June 30, 1998, as compared to $17,354 recovered of previously charged off notes during the corresponding period in 1997.

Noninterest Income
------------------

Noninterest income totaled $1,088,147 for the six months ended June 30, 1998 as compared to $1,024,861 for six months ended June 30, 1997. This is an increase of $63,286 or 6.2%. Income from fiduciary activities totaled $596,125 for the six months ended June 30, 1997 as compared to $534,238 for six months ended June 30, 1997 an increase of $61,887 or 11.6% due to the increased volume of recurring trust services. Service charges on deposit accounts declined as income totaled $198,240 for the six months ended June 30, 1998, as compared to $218,000 for the same time period in 1997. A reduction in lockbox services created the situation.

Other deposit fees increased $7,571 or 7.2% for the six months ended June 30, 1998 as compared to the same time period in 1997. Other income for the six month period ended June 30, 1998 totaled $180,503 as compared to $175,190 on June 30, 1997, an increase of $5,313 or 3.0%. The Bank sold $4,402,119 in mortgages to the secondary market during the six months ended June 30, 1998 as compared to $186,576 for the same time period in 1997.

Noninterest Expense
-------------------

Noninterest expense totaled $4,224,020 for the six months ended June 30, 1998, as compared to $3,955,042 for the same time period in 1997. This is an increase of $268,978 or 6.8%. Salaries and benefits totaled $2,452,402 for the six months ended June 30, 1998 and $2,319,398 for the same time period in 1997. This increase of $133,004 or 5.7% can be attributed to increased staff in commercial loans and retail services. Occupancy expense totaled $392,151 for the six months ended June 30, 1998 as compared to $374,483 for the same period in 1997. This $17,668 or 4.7% increase is due to increased rental expense and leasehold improvements relating to the Cummings Center Branch, Beverly High School Branch, Hamilton Wenham Regional High School Branch and two stand alone ATM sites. The costs of equipment totaled $221,746 for the six months ending June 30, 1998 as compared to $213,783 for the same period in 1997. Data processing fees totaled $119,623 for the six months ended June 30, 1998 as compared to $132,276 for the corresponding time period in 1997. The decrease of $12,653 or 9.6%. Stationary and supplies totaled $81,262 at six months ended June 30, 1998 as compared to $93,883 for the corresponding period in 1997. Other expense totaled $946,257 for the six months ended June 30, 1998 as compared to $811,288 for the corresponding time period in 1997. this is an increase of $134,969 or 16.6%. Legal fees, consulting fees and fraud losses helped create this increase.

Income Taxes
------------

The income tax provision for the six months ended June 30, 1998 totaled $648,319 in comparison to an income tax provision of $649,400 for the same time period in 1997. This decrease reflects a decrease of taxable income, due to additional investment in tax exempt securities and loans.

Net Income
----------

Net income amounted to $985,121 for the six months ended June 30, 1998 as compared to net income of $900,561 for the same period in 1997, which is an increase of $84,560 or 9.4%. The increase in net income for six months can be attributed to: increased loan production; recurring trust income; and management of the net interest margin.


                          THREE MONTHS ENDED JUNE 30, 1998
                   AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net Interest Income
-------------------

Net interest and dividend income for the three months ended June 30, 1998, totaled $2,372,091 as compared to $2,262,664 for the same time period in 1997. This increase was $109,427 or 4.8%. Total interest and dividend income equaled $3,809,302 for the three months ended June 30, 1998 as compared to $3,501,075 for the same time period in 1997, an increase of $308,227 or 8.8%. Loan income for the three months ended June 30, 1998, totaled $2,908,361 as compared to $2,762,599 for the same time period in 1997. This increase of $145,762 or 5.3% represents increased loan production. Interest and dividends on taxable investment securities for the three months ended June 30, 1998 totaled
$615,018 as compared to $620,227 for the same period in 1997. This is a decrease of $5,209 or 0.8%. This decrease can be attributed to lower average balance of securities in 1998 in comparison to 1997. The interest earned from federal funds sold increased $166,786 or 146.3% for the three months ended June 30, 1998 when compared to the same time period in 1997. This increase can be attributed to an increase in the balances held in federal funds sold.

Deposit interest expense equaled $1,428,431 for the three months ended June 30, 1998, as compared to $1,229,630 for the same period in 1997. This increase of $198,801 or 16.1% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

Notes payable interest expense for the three months ended June 30, 1998 and the corresponding time period in 1997 were relatively the same.

Loan Loss Provision
-------------------

No provisions to the allowance for possible loan losses were made during the second calendar quarters of 1998 or 1997.

A total of $618 loans were charged off by the Corporation during the second quarter of 1998 as compared to $2,847 charged off during the corresponding period in 1997. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $947 was recovered of previously charged off notes by the Corporation during the three month period ended
June 30, 1998, as compared to $11,763 recovered during the corresponding period in 1997.

Noninterest Income
------------------

Noninterest income totaled $574,694 for the three months ended June 30, 1998 as compared to $536,318 for three months ended June 30, 1997. This is an increase of $38,376 or 7.1%. Income from fiduciary activities totaled $324,848 for the three months ended June 30, 1998 as compared to $270,291 for the three months ended June 30, 1997. The increased valuation of the market and an increased volume of recurring trust business created this situation. Service charges on deposit accounts totaled $104,902 for the three months ended June 30, 1998, as compared to $110,544 for the same time period in 1997. A reduction of locked box services helped create this situation. Other deposit fees increased $769 or 1.4% for the three months ended June 30, 1998 as compared to the same time period in 1997. Other income for the three month period ended June 30, 1998 totaled $88,813 as compared to $108,396 for the three month period ended June 30, 1997, a decrease of $19,583 or 18.1%. This increase is due to valuation of the mortgage portfolio and credit card fee income.

Noninterest Expense
-------------------

Noninterest expense totaled $2,097,015 for the three months ended June 30, 1998, as compared to $1,990,106 for the same time period in 1997. This increase totaled $106,909 or 5.4%. Salaries and benefits totaled $1,173,126 for the three months ended June 30, 1998 and $1,170,726 for the same time period in 1997. Occupancy expense totaled $191,934 for the three months ended June 30, 1998 as compared to $194,160 for the same period in 1997. This decrease is due to start up costs incurred during the second quarter of 1997 relating to the Cummings Center Branch, Beverly High School Branch, Hamilton Wenham Regional High School Branch and two stand alone ATM sites. The costs of equipment totaled $112,446 for the three months ended June 30, 1998 as compared to $112,654 for the same period in 1997. The increased equipment expense can be attributed to the purchase of additional equipment in connection with the implementation of the above sites. Data processing fees totaled $61,883 for the three months ended June 30, 1998 as compared to $71,221 for the corresponding time in 1997. This decrease of $9,338 or 13.1%. Other expenses totaled $514,909 at three months ended June 30, 1998 as compared to $394,637 for the same period in 1997. This reflects an increase in cost relating to legal fees, consulting fees and fraud losses.

Income Taxes
------------

The income tax provision for the three months ended June 30, 1998 totaled $334,219 in comparison to an income tax provision of $337,500 for the same time period in 1997. This decrease reflects a decrease of taxable income, due to additional investment in tax exempt securities and loans.

Net Income
----------

Net income amounted to $515,551 for the three months ended June 30, 1998 as compared to net income of $471,376 for the same period in 1997, which is an increase of $44,175 or 9.4%. The increase in net income for the quarter can be attributed to: increased loan production; recurring trust income; and management of the net interest margin.

Capital Resources
-----------------

As of June 30, 1998, the Corporation had total capital in the amount of $18,068,664, as compared with $16,990,710 at December 31, 1997, which represents an increase of $1,077,954 or 6.3%.

The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of June 30, 1998, the Bank's Tier 1 capital amounted to 7.69% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At June 30, 1998, the Bank's ratio of risk-based capital to risk weighted assets amounted to 13.76%, which satisfies the applicable risk based capital requirements. As of December 31, 1997, the Bank's Tier 1 capital amounted to 7.78% of total assets and risk based capital amounted to 13.09% of total risk based assets.

The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of June 30, 1998, the Corporation's Tier 1 capital amounted to 8.80% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At June 30, 1998, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 15.30%, which satisfies the applicable risk based capital requirements. As of December 31, 1997, the Corporation's Tier 1 capital amounted to 8.68% of total assets and risk based capital amounted to 14.39% of total risk based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $10,839,311 or 24.1% of the investment securities portfolio at June 30, 1998, and $10,605,238 at December 31, 1997, representing 27.9% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goal and general practice is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year or less than 10% of Total Earning Assets, so that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BEVERLY NATIONAL CORPORATION
                                		                   (Registrant)


Date: August 7, 1998               	     By:  /s/ Lawrence M. Smith
                                            -----------------------
                                            Lawrence M. Smith
                                            President, Chief Executive Officer

Date: August 7, 1998                     By:  /s/ Peter E. Simonsen
                                            -----------------------
                                            Peter E. Simonsen
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

Item 3.    Defaults Upon Senior Securities                         None

Item 4.    Submission of Matters to a Vote of
             Security Holders                                      None

Item 5.    Other Information                                       None

Item 6.    Exhibits and Reports on Form 8-K

		a.  Exhibits

		    Exhibit Number

		    27. Financial Data Schedule

		b. The Corporation did not file any reports on Form 8-K during the quarter ended June 30, 1998.