Form 10QSB
period 1998-09-30
BEVERLY NATIONAL CORP
filed 1998-11-13
CIK 742275

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly period ended     September 30, 1998
                               -------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 2, 1998. 1,560,974 shares
                                      ------------------

Transitional small business disclosure format  Yes
                                                  ------
                                                No  X
                                                  ------

                           BEVERLY NATIONAL CORPORATION
                                     INDEX


PART I.     FINANCIAL INFORMATION                                PAGE

Item 1.

      Financial Statements (Unaudited)
      Consolidated Balance Sheets at
      September 30, 1998 and December 31, 1997 . . . . . . . . . . 4-5

      Consolidated Statements of Income for the Three Months and
      Nine Months Ended September 30, 1998 and 1997  . . . . . . . 6-7

      Consolidated Statements of Cash Flow for the
      Nine Months Ended September 30, 1998 and 1997  . . . . . . . 8-9

      Notes to Consolidated Financial Statements . . . . . . . . . 10

Item 2.

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations. . . . . . . . 11

PART II.    OTHER INFORMATION

Item 1.

      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 21

Item 2.

      Changes in Securities and Use of Proceeds . . . . . . . . . 21

Item 3.

      Defaults Upon Senior Securities . . . . . . . . . . . . . . 21

Item 4.

      Submission of Matters to a Vote of Security Holders . . . . 21

Item 5.

      Other Information. . . . . .  . . . . . . . . . . . . . . . 21

Item 6.

      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 21

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . 20

Forward Looking Statements

Certain statements contained in this quarterly report, including those contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such statements.
Such factors include, but are not limited to changes in interest rates, regulation, competition and local and regional economy.

                   BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



                                                  September 30,  December 31,
                                                      1998           1997
                                                  ------------   ------------
	   ASSETS

Cash and due from banks                           $  8,872,593   $  9,587,570
Federal funds sold                                  15,800,000      9,100,000
Investments in available-for-sale securities        33,857,818     20,796,287
Investments in held-to-maturity securities          12,651,033     17,185,188
Federal Reserve Bank stock, at cost                     97,500         97,500
Loans:
  Commercial                                        24,048,551     23,184,382
  Real estate - construction and land development    4,533,542      6,506,718
  Real estate - residential                         47,012,091     49,140,474
  Real estate - commercial                          44,089,344     44,241,896
  Consumer                                           8,065,891      7,651,660
  Municipal                                          2,680,217      1,750,000
  Other                                                487,512        512,516
  Allowance for possible loan losses                (1,981,217)    (2,163,349)
  Deferred loan fees, net                              126,942         19,848
  Unearned income                                            0              0
                                                  ------------   ------------
  Net loans                                        129,062,873    130,844,145

Mortgages held for sale                                850,596        376,533
Premises and equipment, net                          4,657,712      4,819,606
Accrued interest receivable                          1,366,210      1,162,497
Other assets                                         1,426,947      1,410,187
                                                  ------------   ------------
                                                  $208,643,282   $195,379,513
                                                  ============   ============
      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                             $ 35,032,302   $ 39,083,761
  Interest bearing
    Regular savings                                 39,204,620     39,187,382
    NOW accounts                                    34,457,606     32,036,110
    Money market accounts                           22,421,434     15,813,378
    Time deposits                                   56,879,014     50,170,379
                                                  ------------   ------------
    Total deposits                                 187,994,976    176,291,010

Notes payable                                          385,627        385,627
Employee Stock Ownership Plan loan                     200,000        300,000
Other liabilities                                    1,587,212      1,412,166
                                                  ------------   ------------
Total liabilities                                  190,167,815    178,388,803
                                                  ------------   ------------

Stockholders' equity:

Preferred stock, $2.50 par value per share;
  300,000 shares authorized; issued and
  outstanding none
Common stock, $2.50 par value per share;
  2,500,000 shares authorized; issued 1,606,098
  shares  as of September 30, 1998 and 791,349
  shares as of December 31, 1997; outstanding
  1,559,974 shares  as of September 30, 1998 and
  760,482 shares as of  December 31, 1997.           4,015,245      1,978,373
Paid-in Capital                                      2,442,116      4,319,092
Retained earnings                                   12,531,034     11,558,988
Treasury stock, at cost, 46,124 shares as of
  September 30, 1998 and 30,867 as of December 31,    (427,467)      (572,093)
Net unrealized holding loss on available-for-
  sale securities                                      114,539          6,350
Unearned compensation - Employee Stock Ownership
  Plan                                                (200,000)      (300,000)
                                                  ------------   ------------
     Total stockholders' equity                     18,475,467     16,990,710
                                                  ------------   ------------
                                                  $208,643,282   $195,379,513
                                                  ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENT
                                 (UNAUDITED)

                                 Nine Months Ended      Three Months Ended
                                   September 30,           September 30,
                                 1998        1997         1998       1997
                             ----------- -----------  ----------- -----------
INTEREST INCOME:
 Interest and fees on
   loans                     $ 8,795,360 $ 8,382,606  $ 2,932,717 $ 2,910,395
 Interest and dividends on
   investment securities:
     Taxable                   1,875,619   1,813,020      686,572     581,763
     Tax-exempt                   20,746       9,491        9,860       2,058
  Federal Funds Sold             699,782     373,534      252,095     169,275
  Other interest                       0           0            0           0
                             ----------- -----------  ----------- -----------
Total interest and dividend
   income                     11,391,507  10,578,651    3,881,244   3,663,491
                             ----------- -----------  ----------- -----------
INTEREST EXPENSE:
 Interest on Deposits          4,160,451   3,701,776    1,436,977   1,284,024
 Interest on Notes payable        26,343      26,132        8,867       8,867
                             ----------- -----------  ----------- -----------
     Total interest expense    4,186,794   3,727,908    1,445,844   1,292,891
                             ----------- -----------  ----------- -----------
Net interest and dividend
  income                       7,204,713   6,850,743    2,435,400   2,370,600

Provision for loan losses              0           0            0           0
                             ----------- -----------  ----------- -----------
Net interest and dividend
 income after provision for
 loan losses                   7,204,713   6,850,743    2,435,400   2,370,600
                             ----------- -----------  ----------- -----------
NONINTEREST INCOME:
 Income from fiduciary
  activities                     902,434     796,509      306,309     262,271
 Service charges on deposit
  accounts                       291,286     332,307       93,046     114,307
 Other deposit fees              168,914     166,002       55,635      60,294
 Other income                    297,631     272,524      117,128      97,335
                             ----------- -----------  ----------- -----------
   Total noninterest income    1,660,265   1,567,342      572,118     534,207
                             ----------- -----------  ----------- -----------

NONINTEREST EXPENSE:
 Salaries and employee
  benefits                     3,727,897   3,497,291    1,275,495   1,177,893
 Occupancy expense               628,956     549,793      236,805     175,311
 Equipment expense               332,882     312,956      111,136      99,173
 Investment security
  (gain)/ loss, net                    0           0            0           0
 Loss (Gain) on sale of
  other real estate
  owned, net                           0       8,275            0           0
 Data processing fees            189,633     195,643       70,010      63,367
 F.D.I.C. insurance premium       16,025      14,986        5,445       5,055
 Stationary and supplies         129,345     137,633       48,083      43,751
 Other expense                 1,400,179   1,186,988      453,921     375,698
                             ----------- -----------  ----------- -----------
  Total noninterest expense    6,424,917   5,903,565    2,200,895   1,940,248
                             ----------- -----------  ----------- -----------
  Income before income taxes   2,440,061   2,514,519      806,623     964,559

Income taxes                     966,119   1,050,306      317,800     400,906
                             ----------- -----------  ----------- -----------
  Net Income                 $ 1,473,942 $ 1,464,214  $   488,823 $   563,653
                             =========== ===========  =========== ===========
 Earnings per share:

Weighted average
 shares outstanding            1,649,758   1,508,878    1,670,080   1,508,878
                             =========== ===========  =========== ===========
Net income per share         $      0.89 $      0.97  $      0.29 $      0.37
Dividends per share          $      0.30 $      0.24  $      0.12 $      0.18
Special dividend per share   $      0.03 $      0.03  $      0.00 $      0.00


The accompanying notes are an integral part of these consolidated financial statements.

                   BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended September 30, 1998 and 1997
                                    (Unaudited)

                                                        1998        1997
                                                    -----------  -----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Interest received                                $10,979,806  $10,262,239
   Service charges and other income                   1,660,265    1,549,365
   Interest paid                                     (4,130,809)  (3,697,617)
   Cash paid to suppliers and employees              (6,152,159)  (5,753,791)
   Income taxes paid                                   (856,292)  (1,013,966)
                                                    -----------  -----------
  Net cash provided by operating activities           1,500,811    1,346,230
                                                    -----------  -----------
  Cash flows from investing activities:
   Proceeds from maturities of investment
    securities held-to-maturity                      12,250,189    7,492,554
   Proceeds from maturities of investment
    securities available-for-sale                    10,529,497   13,444,498
   Purchases of investment securities
    held-to-maturity                                 (7,550,594)  (8,342,090)
   Purchases of investment securities
    available-for-sale                              (23,557,637)  (9,134,255)
   Net (increase) decrease in loans                   1,845,704  (11,465,638)
   Proceeds from sale of mortgages                     (478,678)     774,079
   Proceeds from sale of other real
    estate owned                                              0       74,658
   Capital expenditures                                (176,713)    (481,563)
   Recoveries of previously charged off loans            52,914       19,750
   (Increase) decrease in other assets                   57,130     (333,031)
   Increase (decrease) in other liabilities               5,809        8,721
                                                    -----------  -----------
  Net cash provided by (used in) investing
   activities                                        (7,022,379)  (7,942,317)
                                                    -----------  -----------
  Cash flows from financing activities:
   Net decrease in demand deposits, NOW,
    money market, and savings accounts                4,995,331    3,105,151
   Net increase (decrease) in time deposits           6,708,635    2,873,139
   Issued common stock                                  159,896            0
   Issued treasury stock                                144,626        1,771
   Dividends paid                                      (501,897)    (362,120)
                                                    -----------  -----------
  Net cash provided by (used in) financing
   activities                                        11,506,591    5,617,941
						                                              -----------  -----------
  Net decrease in cash and cash equivalents           5,985,023     (978,146)
  Cash & cash equivalents beginning of year          18,687,570   25,363,278
                                                    -----------  -----------
  Cash & cash equivalents at Sept 30:               $24,672,593  $24,385,132
                                                    ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


Reconciliation of net income to net cash provided by operating activities:

                                                        1998         1997
                                                    -----------  -----------
 Net income                                         $ 1,473,943  $ 1,464,214
                                                    -----------  -----------
 Depreciation expense                                   338,607      326,317
 Amortization expense of investment securities            7,363       19,014
 Accretion income of investment securities              (98,005)     (32,105)
 Change in prepaid interest                              (2,950)      (2,950)
 Provision for loan losses                                    0            0
 Increase (decrease) in taxes payable                   109,827       36,340
 Increase in interest receivable                       (203,713)    (222,952)
 Increase (decrease) in interest payable                 55,985       30,291
 Increase (decrease) in accrued expenses                  3,725     (150,009)
 Net (gain) loss on sale of mortgages                     4,615       (9,702)
 Net (gain) loss on sale of other real estate owned           0        8,275
 Change in deferred loan fees                          (117,346)     (80,369)
 Change in prepaid expenses                             (71,240)     (40,134)
                                                    -----------  -----------
Total adjustments                                        26,868     (117,984)
                                                    -----------  -----------
Net cash provided by operating activities           $ 1,500,811  $ 1,346,230
                                                    ===========  ===========
Non-cash investing activities:
Loans transferred to other real estate owned        $         0  $    82,933

                          BEVERLY NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCAL STATEMENTS

            FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998

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

Summary
-------

The Corporation's net income for the nine months ended September 30, 1998, was $1,473,942 as compared to $1,464,214 for the time period ended
September 30, 1997. This represents an increase of $9,728 or 0.7%. Earnings per share totaled $.89 for the nine months ended September 30, 1998, as compared to earnings per share of $.97 for the nine months ended September
30, 1997. The earnings per share reflects both improvement in core earnings and a higher number of shares outstanding.


             		     NINE MONTHS ENDED SEPTEMBER 30, 1998
	           AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net Interest Income
-------------------

Net interest and dividend income for the nine months ended September 30, 1998, totaled $7,204,713 as compared to $6,850,743 for the same time period in 1997. This is an increase of $353,970 or 5.2%. Total interest and dividend income equaled $11,391,507 for the nine months ended September 30, 1998 as compared to $10,578,651 for the same time period in 1997, an increase of $812,856 or 7.7%. Loan income for the nine months ended September 30, 1998, totaled $8,795,360 as compared to $8,382,606 for the same time period in 1997. This increase of $412,754 or 4.9% reflects continued increased loan production. Interest and Dividends on Taxable Investment Securities for the nine months ended September 30, 1998 totaled $1,875,619 as compared to $1,813,020 for the same period in 1997. This increase of $62,599 or 3.5%, is due to higher volumes of investment balances. The investment portfolio increased $8,527,376 during the first nine months while net loans decreased $1,781,272. The interest earned from federal funds sold increased $326,248 or 87.3% for the nine months ended September 30, 1998 as compared to 1997, reflecting an increase in volume.

Deposit interest expense equaled $4,160,451 for the nine months ended September 30, 1998, as compared to $3,701,776 for the same period in 1997. This increase of $458,675 or 12.4% reflects increased deposits and the current strategy of managing the cost of funds of the Bank. Average deposit rates within the local market have been higher than the national market.

Notes payable interest expense for the nine months ended September 30, 1998 was $26,343 in comparison to $26,132 for the same time period in 1997. Corporate borrowings remained stable for both periods.

Loan Loss Provision
-------------------

No provisions to the allowance for the possible loan losses were warranted during either the nine months ended September 30, 1998 or 1997. At September 30, 1998, the Corporation's allowance for possible loan losses was $1,981,217 representing 1.5% of gross loans as compared to $2,163,349 or 1.6% of total loans at December 31, 1997. Factors that enabled the Bank to forego provisions included management's evaluation of economic conditions including a stable local economy. The ratio of allowance for loan losses to non-performing assets equaled 396.3% at September 30, 1998 as compared to 633.7% at December 31, 1997.

The Corporation's non-accrual loans were $499,949 at September 30, 1998 as compared to $341,366 at December 31, 1997. This increase is not considered by management to be indicative of any general trend in the loan portfolio or local economy.

A total of $235,045 in loans were charged off by the Corporation during the first nine months of 1998 as compared to $42,987 charged off during the corresponding period in 1997. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $52,914 was recovered of previously charged off notes by the Corporation during the nine month period ended September 30, 1998, as compared to $19,750 recovered of previously charged off notes during the corresponding period in 1997.

Noninterest Income
------------------

Noninterest income totaled $1,660,265 for the nine months ended September 30, 1998 as compared to $1,567,342 for nine months ended September 30, 1997.
This is an increase of $92,923 or 5.9%. Income from fiduciary activities totaled $902,434 for the nine months ended September 30, 1998 as compared to $796,509 for nine months ended September 30, 1997 an increase of $105,925 or 13.3% due to growth of recurring trust services. Service charges on deposit accounts totaled $291,286 for the nine months ended September 30, 1998, as compared to $332,307 for the same time period in 1997. The local market is very competitive for core deposits. New products offered have limited service charge fees.

Other deposit fees increased slightly with an increase of $2,912 or 1.8% for the nine months ended September 30, 1998 as compared to the same time period in 1997. Other income for the nine month period ended September 30, 1998 totaled $297,631 as compared to $272,524 September 30, 1997. This increase of $25,107 or 9.2% is due to additional rental income.

Noninterest Expense
-------------------

Noninterest expense totaled $6,424,917 for the nine months ended September 30, 1998, as compared to $5,903,565 for the same time period in 1997. This is an expense increase of $521,352 or 8.8%. Salaries and benefits totaled $3,727,897 for the nine months ended September 30, 1998 as compared $3,497,291 for the same time period in 1997. This increase of $230,606 or 6.6% can be attributed to increased staff in the commercial loan and retail services. Occupancy expense totaled $628,956 for the nine months ended September 30, 1998 as compared to $549,793 for the same period in 1997. This increase of $79,163 or 14.4% is due to increased rental expense and leasehold improvements relating to the Cummings Center Branch, Beverly High School Branch, Hamilton Wenham Regional High School Branch and two stand alone ATM sites. The costs of equipment totaled $332,882 for the nine months ending September 30, 1998 as compared to $312,956 for the same period in 1997. Data processing fees totaled $189,633 for the nine months ended September 30, 1998 as compared to $195,643 for the corresponding time period in 1997. The decrease of $6,010 or 3.1% is related to processing volumes. The FDIC insurance premium totaled $16,025 for the nine months ended September 30, 1998 as compared to $14,986 for the corresponding period in 1997. This is an increase of $1,039 or 6.9% of premium expense. This increase is based on the Bank's portion of the FICO assessment from FDIC. Other expenses for the nine months ending 1998 totaled $1,400,179 as compared to $1,186,988 for the nine months ended September 1997. This is an increase of $213,191 or 18.0%. Several expense categories contributed to this increase including business development, consulting, electronic banking, legal and miscellaneous expense.

Income Taxes
------------

The income tax provision for the nine months ended September 30, 1998 totaled $966,119 in comparison to an income tax provision of $1,050,306 for the same time period in 1997. This decrease of $84,187 or 8.0% reflects a decrease in taxable income, due to additional investment in tax exempt securities and loans.

Net Income
----------

Net income amounted to $1,473,942 for the nine months ended September 30, 1998 as compared to net income of $1,464,214 for the same period in 1997, which is an increase of $9,728 or 0.7%.

                      THREE MONTHS ENDED SEPTEMBER 30, 1998
             AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net Interest Income
-------------------

Net interest and dividend income for the three months ended September 30, 1998 totaled $2,435,400 as compared to $2,370,600 for the same time period in 1997. This increase was $64,800 or 2.7%. Total interest and dividend income equaled $3,881,244 for the three months ended September 30, 1998 as compared to $3,663,491 for the same time period in 1997, an increase of $217,753 or 5.9%. Loan income for the three months ended September 30, 1998, totaled $2,932,717 as compared to $2,910,395 for the same time period in 1997. This increase of $22,322 or .8% represents increased loan production income. Interest and Dividends on Taxable Investment Securities for the three months ended September 30, 1998 totaled $686,572 as compared to $581,763 for the same period in 1997. This is an increase of $104,809 or 18.0%. The investment portfolio increased $1,599,167 during the third quarter. The interest earned from federal funds sold increased $82,820 or 48.9% for the three months ended September 30, 1998 when compared to the same time period in 1997, due to increased volume. This reflects increased liquidity due to limited loan growth and strong deposit growth.

Deposit interest expense equaled $1,436,977 for the three months ended September 30, 1998, as compared to $1,284,024 for the same period in 1997. This increase of $152,953 or 11.9% reflects the increased deposit volume and the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

Notes payable interest expense for the three months totaled $8,867 for the period ended September 30, 1998 and the corresponding time period in 1997.

Loan Loss Provision
-------------------

No provisions to the allowance for possible loan losses were made during the third calendar quarters of 1998 or 1997.

A total of $9,888 loans were charged off by the Corporation during the third quarter of 1998 as compared to $863 charged off during the corresponding period in 1997. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $2,852 was recovered of previously charged off notes by the Corporation during the three month period ended September 30, 1998, as compared to $2,396 recovered during the corresponding period in 1997.

Noninterest Income
------------------

Noninterest income totaled $572,118 for the three months ended September 30, 1998 as compared to $534,207 for three months ended September 30, 1997. This is an increase of $37,911 or 7.1%. Income from fiduciary activities totaled $306,309 for the three months ended September 30, 1998 as compared to $262,271 for the three months ended September 30, 1997. An increase in reoccurring trust fees created this positive variance. Service charges on deposit accounts totaled $93,046 for the three months ended September 30, 1998, as compared to $114,307 for the same time period in 1997. The local market is very competitive for core deposits. New products offered have limited service charge fees. Other deposit fees decreased $4,659 or 7.7% for the three months ended September 30, 1998 as compared to the same time period in 1997. This negative variance is caused by a reduction in overdraft charges collected. A new service that links accounts reduces overdraft balances. Other income for the three month period ended September 30, 1998 totaled $117,128 as compared to $97,335 for the three month period ended September 30, 1997, an increase of $19,793 or 20.3%. Additional rental income from CSRT created this positive variance.

Noninterest Expense
-------------------

Noninterest expense totaled $2,200,895 for the three months ended September 30, 1998, as compared to $1,940,248 for the same time period in 1997. This increase totaled $260,647 or 13.4%. Salaries and benefits totaled $1,275,495 for the three months ended September 30, 1998 and $1,177,893 for the same time period in 1997. This increase is due to the increased staff in commercial loans and retail services. Occupancy expense increased $61,494 or 35.1% and totaled $236,805 for the three months ended September 30, 1998 as compared to $175,311 for the same period in 1997 due to the increase in the branch system. The costs of equipment totaled $111,136 for the three months ended September 30, 1998 as compared to $99,173 for the same period in 1997. Data processing fees totaled $70,010 for the three months ended September 30, 1998 as compared to $63,367 for the corresponding time in 1997. This increase of $6,643 or 10.5% relates to higher volumes, data processing upgrades and new products and services. The FDIC Insurance Premium was $5,445 for the three months ended September 30, 1998 as compared to $5,055 for the corresponding period in 1997. The increase is due to the FICO assessment by the FDIC placed upon the Bank. Other expenses totaled $453,921 at three months ended September 30, 1998 as compared to $375,698 for the same period in 1997, an increase of $78,223 or 20.8%. Several expense categories contributed to this increase including business development, consulting, electronic banking, legal and miscellaneous expense.

Income Taxes
------------

The income tax provision for the three months ended September 30, 1998 totaled $317,800 in comparison to an income tax provision of $400,906 for the same time period in 1997. This decrease of $83,106 or 20.7% reflects a decrease in taxable income, due to additional investment in tax exempt securities and loans.

Net Income
----------

Net income amounted to $488,823 for the three months ended September 30, 1998 as compared to net income of $563,653 for the same period in 1997, which is a decrease of $74,830 or 13.3%.

Capital Resources
-----------------
As of September 30, 1998, the Corporation had total capital in the amount of $18,475,467, as compared with $16,990,710 at December 31, 1997, which represents an increase of $1,484,757 or 8.7%.

The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of September 30, 1998, the Bank's Tier 1 capital amounted to 7.83% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At September 30, 1998, the Bank's ratio of risk-based capital to risk weighted assets amounted to 13.85%, which satisfies the applicable risk based capital requirements. As of December 31, 1997, the Bank's Tier 1 capital amounted to 7.78% of total assets and risk based capital amounted to 13.09% of total risk based assets. The capital ratios of the Bank exceed regulatory requirements.

The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Corporation's adjusted total assets. As of September 30, 1998, the Corporation's Tier 1 capital amounted to 8.86% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At September 30, 1998, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 14.02%, which satisfies the applicable risk based capital requirements. As of December 31, 1997, the Corporation's Tier 1 capital amounted to 8.68% of total assets and risk based capital amounted to 14.39% of total risk based assets. The capital ratios of the Corporation and the Bank exceed regulatory requirements.

Liquidity
---------

The primary function of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $12,283,858 or 26.4% at September 30, 1998 of the investment securities portfolio, and $10,605,238 at December 31, 1997, representing 27.9% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goal and general practice is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year or less than 10% of total earning assets, so that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently.

Year 2000 Preparedness
----------------------

There is concern over the ability of many computer software programs to function when the year 2000 arrives. Many existing computer programs use the last two digits to refer to the year. This may cause errors in computer programs that are date oriented and do not recognize the difference between a year that begins with 20 instead of the current 19.

A critical part of the Bank's service is provided through computer operations. The Bank has implemented a comprehensive program to develop an operating strategy to properly assess and correct all Year 2000 issues. The Year 2000 operational team was formed during the second quarter, 1997. This operational team assessed all critical systems and operational programs relating to Year 2000. All computer hardware has been tested and non-compliant computers have been identified for remediation. All software have been categorized and are currently being tested. It is expected that all systems will be verified and remediated by the second quarter, 1999.

The Bank's primary vendors have been identified and testing of the Bank's core processing systems are underway. The testing of these systems will be completed by second quarter, 1999. Contingency plans are in the process of being completed in the event these critical systems do not meet testing requirements.

In addition, the Bank has taken a proactive stance in working with both loan and deposit customers in preparing for Year 2000 because borrowers who do not address the Year 2000 issue may not have the resources to service the debts of their company if their operations, vendors, or customers are impacted by Year 2000. Seminars have been presented for the largest borrowers and depositors to help prepare them for Year 2000. The Trust Division has also communicated with all their customers. Loan and deposit customers have been provided with notice of the Year 2000 initiatives of the Bank.

The costs associated with upgrading the software and hardware to achieve Year 2000 compliance is estimated to be $85,000 for 1998 and $115,000 for 1999.

Failure to resolve a material Year 2000 issue could result in the interruption in normal business activities or operations such as servicing depositors, processing transactions or servicing loans. The Corporation plans to continue to work with third party service providers to ascertain their Year 2000 compliance status and to coordinate testing efforts. However, there can be no assurance that the computer systems of others on which the Corporation relies will be Year 2000 ready on a timely basis, or that a failure to resolve Year 2000 issues by another party, or remediation or conversion that is incompatible with the Corporation's computer systems, will not have a material adverse effect on the Corporation.

The Corporation has assessed its exposure to the risk of a liquidity crisis or financial losses stemming from the withdrawal of significant deposits or other sources of funds as the millennium date change approaches. The Corporation has developed liquidity contingency plans to define and prioritize sources of liquidity. Based on the Corporation's analysis and strong earnings record, high liquidity and strong capital position, it is the opinion of management that Y2K liquidity risk should not have a significant impact on the Corporation.

The Corporation and the Bank are subject to examination and supervision by the Board of Governors of the Federal Reserve System, and the Office of the Comptroller of the Currency, respectively. These agencies are actively examining the status of preparation of the institutions which they supervise for compliance with applicable laws and prudent industry practices, including those associated with preparation for the Year 2000. As regulated institutions, the Corporation and the Bank could become subject to formal or informal supervisory actions if their preparation for the Year 2000 failed to satisfy regulatory requirements or prudent industry standards. As regulated institutions, banks and bank holding companies face greater regulatory and litigation risks for failure to adequately prepare for the Year 2000 than many companies in other industries. However, such risks are not considered by Management to be probable based upon the current level of preparation for the Year 2000 and the Corporation's plans to fully prepare for the Year 2000.

The Company has assessed the risks presented by its reliance upon computer based products outside of information technology processing (such as HVAC, elevators, telephone and security systems). The Company believes that the risks associated with these areas are being adequately addressed in the Company's Y2K preparations.

The Corporation is developing contingency plans for its mission critical systems and will refine and test these plans in 1999. However, there can be no assurance that the Corporation's remediation efforts and contingency plans will be sufficient to avoid unforeseen business disruptions or other problems resulting from the Year 2000 issues.

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BEVERLY NATIONAL CORPORATION
                                                      (Registrant)

Date: November 12, 1998                         By:  /s/ Lawrence M. Smith
     ------------------                            -----------------------
                                                   Lawrence M. Smith
                                                   President, Chief Executive
                                                   Officer

Date: November 12, 1998                         By:  /s/ Peter E. Simonsen
     ------------------                            -----------------------
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

Item 3.    Defaults Upon Senior Securities                           None

Item 4.    Submission of Matters to a Vote of Security Holders       None

Item 5.    Other Information                                         None

Item 6.    Exhibits and Reports on Form 8-K

		a.  Exhibits

		    Exhibit Number

		    27. Financial Data Schedule

		b. The Corporation did not file any reports on Form 8-K during the quarter ended September 30, 1998.