Form 10KSB
period 1998-12-31
BEVERLY NATIONAL CORP
filed 1999-03-30
CIK 742275

FORM 10-KSB
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   Annual Report


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     December 31, l998
                               ___________________

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to_____________

Commission file number   33-22224-B
                         ____________

                               Beverly National Corporation
                       ______________________________________________
                       (Name of small business issuer in its charter)





A Massachusetts Corporation                                 04-2832201
                                                         __________________
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



240 Cabot Street  Beverly, Massachusetts                         0l9l5
________________________________________                   _________________
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number, including area code     (978) 922-2l00
                                                  ________________

Securities registered pursuant to Section l2 (b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered

        None
__________________                    _________________________________________


Securities registered pursuant to l2(g) of the Act:

       None
------------------                    -----------------------------------------

                               (Title of class)

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                No
                           _____                  _____



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]. NA

State issuer's revenues for its most recent fiscal year.     $17,457,004
                                                            _____________

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act).      $23,165,781
                                     _____________

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.     1,566,574
                                                     ___________




Transitional Small Business Disclosure  format (check one):

                          Yes                 No      X
                              _____                 _____




                          DOCUMENTS INCORPORATED BY REFERENCE

                                  TABLE OF CONTENTS
                                  _________________


PART I
______

       ITEM  1 - DESCRIPTION OF BUSINESS                           4
                                                                 ____
       ITEM  2 - DESCRIPTION OF PROPERTIES                        23
                                                                 ____
       ITEM  3 - LEGAL PROCEEDINGS                                24
                                                                 ____
       ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS                                 24
                                                                 ____

PART II
_______
       ITEM  5 - MARKET FOR COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS                      24
                                                                 ____
       ITEM  6 - MANAGEMENT'S DISCUSSION AND ANALYSIS             25
                                                                 ____
       ITEM  7 - FINANCIAL STATEMENTS                             35
                                                                 ____
      	ITEM  8 - CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE                             80
                                                                 ____

PART III
________
       ITEM  9 - DIRECTORS AND EXECUTIVE OFFICERS                 80
                                                                 ____
       ITEM 10 - EXECUTIVE COMPENSATION                           82
                                                                 ____
       ITEM 11 - SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT                 89
                                                                 ____
       ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS                                     91
                                                                 ____
       ITEM 13 - EXHIBITS, LISTS AND REPORTS ON
                 FORM 8-K                                         96
                                                                 ____


SIGNATURES                                                        93
                                                                 ____

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
  REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
  EXCHANGE ACT BY NON-REPORTING ISSUERS





                                     PART I
                                     ______


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

In the last five years the Bank derived its operating income from the following sources:



                                               % of Operating Income
                                       ------------------------------------
                                        1998    1997    1996    1995    1994
                                        ----    ----    ----    ----    ----
Interest and fees on loans               67%     69%     68%     63%     58%
Interest and dividends on
  Securities and Federal Funds
  Sold and Certificates of Deposit       20      18      18      23      28

Charges, fees and other sources          13      13      14      14      14
                                        ____    ____    ____    ____    ____
                                        100%   	100%   	100%   	100%   	100%
                                        ====    ====    ====    ====    ====

Competition
___________

In Massachusetts generally, and in the Bank's primary service area, there is intense competition in the commercial banking industry. In addition to commercial banks, the Bank competes with other financial institutions such as savings banks, savings and loan associations and credit unions in obtaining lendable funds and in making loans. In the Bank's primary service area there are three national banks, one Massachusetts trust company, five savings banks, two co-operative banks and one finance company. Included among those financial institutions are regional banks such as Bank Boston and Fleet Bank Massachusetts.

Regulation of the Corporation
_____________________________

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

Federal legislation permits adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wide geographic market. It is possible for large super-regional organizations to enter many new markets including the market served by the Bank. It is not possible to assess what impact this will have on the Corporation or the Bank.

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

The regulations of the Federal Reserve System, promulgated pursuant to Bank Holding Company Act require bank holding companies to provide the Federal Reserve Board with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Corporation for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the Corporation's consolidated net worth. For purposes of Regulation Y, "net consideration" is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue. However, a bank holding company need not obtain Federal Reserve Board approval of any equity security redemption when: (i) the bank holding company's capital ratios exceed the threshold established for "well-capitalized" state member banks before and immediately after the redemption; (ii) the bank holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

Regulation of the Bank
______________________

The Bank is subject to regulation by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The business of the Bank is subject in certain areas to state laws applicable to banks.

Employees
_________

The Corporation and the Bank employ 101 officers and employees, of which 77% are full time.

Distribution of Assets, Liabilities and Stockholders' Equity;
------------------------------------------------------------
Interest Rates and Interest Differential
----------------------------------------

The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended
December 31, 1998, 1997 and 1996. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis.

                                                            1998
                                      ________________________________________
                                         Average          Interest      Yield/
                                         Balance          Inc./Exp.      Rate
                                      ________________________________________
ASSETS

Federal funds sold                    $ 18,006,162    $   933,750        5.19%
Investment securities (1)               12,587,791        887,199        7.05%
Securities available for sale (1)      	29,155,874     	1,687,359      	 5.79%
Loans, net of unearned income (1,2,3)  130,398,095     11,809,845        9.06%
                                      ____________    ___________        _____
Total earning asssets                  190,147,922     15,318,153        8.06%
                                      ____________    ___________        _____

Other non interest-earning assets       16,793,656
                                      ____________
 Total average assets                 $206,941,578
                                      ============

LIABILITIES
Savings deposits                      $ 39,710,542    $ 1,199,268        3.02%
NOW accounts                            31,705,859        508,683        1.60%
Money market accounts                   23,307,456        743,957        3.19%
Time deposits $100,000 and over          5,149,262        288,513        5.60%
Other time deposits                     49,986,897     	2,830,595        5.66%
Short-term borrowings                            0              0           0%
Notes payable                              385,627         34,680        8.99%
                                      ____________    ___________        _____
Total interest-bearing liabilities    $150,245,643    $ 5,605,696        3.73%
                                      ____________    ___________        _____

Non interest-bearing deposits           37,064,657
Other non interest-bearing liabilities   1,785,918
Stockholder's equity                    17,845,360
                                       ___________

Total average liabilities and
   stockholder's equity               $206,941,578
                                      ============

Net interest income                                   $ 9,712,457
                                                      ===========
Net yield on interest-bearning assets                                    5.11%
                                                                         =====

Distribution of Assets, Liabilities and Stockholders' Equity;
_____________________________________________________________
Interest Rates and Interest Differential (Continued)
____________________________________________________

(1) Interest income and yield are stated on a fully tax-equivalent basis. The total amount adjustment is $72,377. A federal tax rate of 34% was used in performing this calculation.

(2) Includes loan fees of $283,304.

(3) Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders' Equity;
____________________________________________________________
Interest Rates and Interest Differential(Continued)
----------------------------------------------------
                                                            1997
                                        ______________________________________
                                       	Average       Interest          Yield/
                                        Balance       Inc./Exp.          Rate
                                        ______________________________________
ASSETS

Federal funds sold                   $  10,470,822    $   564,714        5.39%
Investment securities (1)               19,994,670      1,233,482        6.17%
Securities available for sale           19,428,034     	1,164,927        6.00%
Loans, net of unearned income (1,2,3)  124,367,629     11,428,985      	 9.19%
                                     _____________    ___________        _____
Total earning assets                   174,261,155     14,392,108        8.26%
                                     _____________    ___________        _____

Other non interest-earning assets       14,715,058
                                     _____________

Total average assets                 $ 188,976,213
                                     =============

LIABILITIES

Savings deposits                     $  37,641,284    $ 1,133,582        3.01%
NOW accounts                            29,496,018        471,221        1.60%
Money market accounts                   20,671,361        653,027        3.16%
Time deposits $100,000 and over          4,611,490        261,092        5.66%
Other time deposits                     44,172,508     	2,479,397        5.61%
Notes payable                              385,627         34,998        9.08%
                                     _____________    ___________        _____
Total interest-bearing liabilities     136,978,288      5,033,317        3.67%
                                     _____________    ___________        _____

Non interest-bearing deposits           34,375,951
Other non interst-bearing liabilities    1,746,323
Stockholder's equity                    15,875,651
                                     _____________
Total average liabilities and
  stockholder's equity               $ 188,976,213
                                     =============
Net interest income                                   $ 9,358,791
                                                      ===========
Net yeild on interest-earning assets                                     5.37%
                                                                         =====

Distribution of Assets, Liabilities and Stockholders' Equity;
_____________________________________________________________
Interest Rates and Interest Differential (Continued)
____________________________________________________


(1) Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $18,902. A federal tax rate of 34% was used in performing this calculation.

(2)  Includes loan fees of $258,451.

(3) Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders' Equity;
____________________________________________________________
Interest Rates and Interest Differential (Continued)
____________________________________________________


                                                         1996
                                       _________________________________________
                                          Average       Interest      	Yield/
                                          Balance       Inc./Exp.       Rate
                                       _________________________________________
ASSETS

Federal funds sold                     $  9,530,601     $   497,253      5.22%
Investment securities                    27,728,937       1,572,490      5.67%
Securities available for sale            12,435,572         706,134      5.68%
Loans, net of unearned income (1,2,3)   110,537,761      10,204,645      9.23%
                                       ____________     ___________      _____
Total earning assets                    160,232,871      12,980,522      8.10%
                                       ____________     ___________      _____
Other non interest-earning assets        13,148,160
                                       ____________
Total average assets                   $173,381,031
                                       ============

LIABILITIES

Savings deposits                       $ 36,518,157     $ 1,102,811      3.02%
NOW accounts                             28,586,728         468,296      1.64%
Money Market accounts                    21,302,347         670,187      3.15%
Time deposits $100,000 and over           4,198,562         235,271      5.60%
Other time deposits                      35,359,559       1,967,671      5.56%
Short-term borrowings                             0               0      0.00%
Notes payable                               660,227          59,338      8.99%
                                       ____________     ___________      _____
Total interest-bearning liabilities     126,625,580       4,503,571      3.56%
                                       ____________     ___________      _____

Non interest-bearning deposits           31,040,004
Other non interest-bearning liabilities   1,517,702
Stockholder's equity                     14,197,745
                                       ____________
Total Average liabilities and
  stockholder's equity                 $173,381,031
                                       ____________

Net interest income                                     $ 8,476,948
                                                        ===========
Net yield on interest-earning assets                                     5.29%
                                                                         =====

Distribution of Assets, Liabilities and Stockholders' Equity;
_____________________________________________________________
Interest Rates and Interest Differential (Continued)
____________________________________________________


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



                                            1998 as compared to 1997
                                       ___________________________________
                                               Due to a change in:
                                        Volume(1)      Rate(1)       Total
                                       ___________________________________
Interest income from:

Federal funds sold                     $ 390,771     $ (21,735)   $  369,036
Investment securities                   (504,102)      157,819      (346,283)
Securities available for sale           564,566        (42,134)      522,432
Loans, net of unearned interst           545,172      (164,312)      380,860
                                       _________     _________    __________
Total                                  $ 996,407     $ (70,362)   $  926,045
                                       _________     _________    __________

Interest expense on:

Savings deposits                       $  61,943     $   3,743    $   65,686
NOW accounts                              37,462             0        37,462
Money market accounts                     84,630         6,300        90,930
Time deposits $100,000 and over           30,209        (2,788)       27,421
Other time                               328,927        22,271       351,198
Notes payable                                  0          (318)         (318)
                                       _________     _________    __________
Total                                  $ 543,171     $  29,208    $  572,379
                                       _________     _________    __________
Net interst income                     $ 453,236     $ (99,570)   $  353,666
                                       =========     =========    ==========

(1) The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

                             	              1997 as compared to l996
                                       ------------------------------------
                                                Due to a change in:
                                        Volume(1)      Rate(1)       Total
                                       ------------------------------------

Interest income from:

Federal funds sold                     $   50,718     $  16,743   $   67,461
Investment securities                    (468,256)      129,248     (339,008)
Securities available for sale             417,011        41,782      458,793
Loans, net of unearned interest         1,268,821       (44,481)   1,224,340
                                       __________     _________   __________
Total                                  $1,268,294     $ 143,292   $1,411,586
                                       __________     _________   __________


Interest expense on:

Savings deposits                       $   30,891     $    (120)  $   30,771
NOW accounts                               14,600       (11,675)       2,925
Money market accounts                     (19,347)        2,187      (17,160)
Time deposits $100,000 and over            23,285         2,536       25,821
Other time                                494,620        17,106      511,726
Notes payable                             (24,928)          588      (24,340)
                                       __________     _________   __________
Total                                  $  519,121     $  10,622   $  529,743
                                       __________     _________   __________
Net interest income                    $  749,173     $ 132,670   $  881,843
                                       ==========     =========   ==========


(1) The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

Investment Portfolio
____________________

The following table indicates the carrying value of the Corporation's consolidated investment portfolio at December 31, l998, 1997 and 1996:



                                  1998 Carrying   1997 Carrying  1996 Carrying
                                      Value           Value           Value
                                  _____________   _____________   ____________
Investments Held to Maturity:
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies        $ 15,003,624    $ 16,435,914    $ 22,407,095

Investments Held to Maturity:
 Obligations of states and
 political subdivisions                849,000         449,274         227,373

Investments Held to Maturity:
 Other debt securities                 300,000         300,000         300,000
                                  ____________    ____________    ____________
                                  $ 16,152,624    $ 17,185,188    $ 22,934,468
                                  ============    ============    ============

Federal Reserve Bank Stock        $     97,500    $     97,500    $     97,500
                                  ============    ============    ============
Investments Available for Sale    $ 31,879,320    $ 20,796,287    $ 17,608,128
                                  ============    ============    ============


The following table shows the maturities, amortized cost basis and weighted average yields of the Corporation's consolidated investment in held to maturity and available for sale securities at December 31, l998. The yields on state and municipal securities are presented on a tax equivalent basis. A federal tax rate of 34% was used in performing this calculation.*

                                 After one        After five
(In Thousands) 	  Within         but within       but within         After
                 one year        five years        ten years       ten years
Maturing       Amount Yield    Amount   Yield   Amount   Yield   Amount  Yield
________      ______________   ______________   ______________   _____________
U.S. Govt.
& Agency
obligations   $ 8,037  5.70%   $37,104  5.76%   $ 1,000  6.00%

State and
Political
subdivisions      154  5.33%       430  5.39%       265  6.10%

Other
securities                                          300  8.01%
              _______  _____   _______  _____   _______  _____   _______  _____
              $ 8,191  5.69%   $37,534  5.76%   $ 1,565  6.40%   $    0      0
              _______  _____   _______  _____   _______  _____   _______  _____

         * Federal Reserve Bank Stock not included.

Non-Accrual, Past Due and Restructured Loans
____________________________________________

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


(In Thousands)                          1998       1997       1996
                                       ______     ______     ______

Loans, non-accruals                    $  297     $  341     $  346

Loans past due 90 days or
more and still accruing                   173        168          0
                                       ______     ______     ______
                 Total                 $  470     $  509     $  346
                                       ======     ======     ======


The amount of interest income recorded during 1998, 1997 and 1996 on non-accrual loans and restructured loans outstanding at December 31, 1998 amounted to $234, in 1997 $1,737, and in 1996 $16,235. Had these loans performed in accordance with their original terms, the amount recorded would have been $36,165 in 1998, $40,929 in 1997, and $37,617 in 1996.

As of December 31, 1998, there were no loans which are not now included above but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

There are no industry concentrations in the Bank's loan portfolio, however, there is a geographical concentration as the Bank's market area is northeastern Massachusetts.


Loan Portfolio
______________

The following table summarizes the distribution of the Bank's loan portfolio and mortgages held for sale as of December 31 for the years indicated:


(In Thousands)                   1998      1997     1996      1995      1994
                                ______    ______   ______    ______    ______
Commercial, financial
& agricultural                $ 24,987 	$ 22,180  $ 16,947   $16,486  $ 16,323

Real estate-construction
and land development             2,926     6,507     5,847     4,649     3,807

Real estate-residential        	51,256    49,517    40,983    34,217   	26,037

Real estate-commercial          44,223    44,242    46,150    42,588    35,702

Consumer                         8,242     7,652     6,538     5,594     6,481

Municipal tax-exempt obligations 2,670     2,750       452       465       146

Loans to depository institutions     0         0         0         0         0

Other                            1,318       517       583       787       176
                              ________  ________  ________  ________  ________
                               135,622   133,365   117,500   104,786    88,672

Allowance for possible loan
lossed                          (1,935)   (2,163)   (2,197)   (2,073)   (2,075)
Deferred loan fees net             137        19       (86)      (97)      (40)

Unearned income                      0         0         0        (0)       (1)
                              ________  ________  ________  ________  ________
Net loans                     $133,824  $131,221  $115,217  $102,616  $ 86,556
                              ========  ========  ========  ========  ========

Loan maturities for commercial, financial and agricultural at December 31, l998 were as follows: $16,021,816 due in one year or less; $8,521,570 due after one year through five years; $444,126 due after five years. Of the Bank's commercial, financial and agricultural loans due after one year, $1,162,776 have floating or adjustable rates and $7,802,920 have fixed rates.

Loan maturities for real estate construction and land development at December 31, 1998 were as follows: $874,127 due in one year or less, $1,477,604 due after one year through five years and $574,427 due after five years. Of the Bank's real estate construction and land development loans due after one year, $2,052,031 have adjustable rates and none have fixed rates.

Summary of Loan Loss Experience
_______________________________

The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for possible loan losses at December 31 for each of the years indicated:

(In Thousands)                    1998      1997      1996     1995     1994
                                 ______    ______    ______   ______   ______
Average loans outstanding,
net of unearned income          $130,398  $124,368  $110,538 $ 93,227 $ 82,154

Allowance for possible loan losses
__________________________________

Balance at beginning of period     2,163     2,198     2,073    2,075    2,764
                                  ______    ______    ______   ______    _____
Charge-offs:
   Real Estate-Construction            0         0         0        0        0
   Real Estate-Residential           (97)      (25)        0        0      (63)
   Real Estate-Commercial              0       (14)     (669)     (28)    (322)
   Commercial, Financial & Agric.   (172)      (10)      (76)     (20)    (741)
   Consumer                          (13)       (5)       (9)     (30)     (22)
   Municipal Tax Exempt Loans          0         0         0        0        0
   Loans to Depository Inst.           0         0         0        0        0
   Other Loans                         0         0         0        0        0

Recoveries:
   Real Estate-Construction            0         0         0        0        0
   Real Estate-Residential             5         0       208       50        0
   Real Estate-Commercial             43        14       265       10        0
   Commercial, Financial  & Agric.     5         3       385       10      233
   Consumer                            1         2        21        6       11
   Municipal Tax Exempt Loans          0         0         0        0        0
   Loans to Depository Inst.           0         0         0        0        0
   Other loans                         0         0         0        0        0
                                  ______    ______    ______    _____   ______
Net charge-offs                     (228)      (35)      125       (2)    (904)
                                  ______    ______    ______    _____    ______

Provision for loan losses              0         0         0        0      215
                                  ______    ______    ______   ______   ______
Balance at period end             $1,935    $2,163    $2,198   $2,073   $2,075
                                  ======    ======    ======   ======   ======
Ratio of net charge-offs to average
 loans                             0.17%     0.03%     0.11%     0.00%   1.10%

Allowance for Possible Loan Losses:
__________________________________

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

The following table reflects the allocation of the allowance for possible loan losses and the percentage of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

(In Thousands)
                                 1998                  1997                  1996                 1995                 1994
                         ____________________  ____________________  ___________________   ___________________   ___________________
                                   Percent of            Percent of           Percent of           Percent of            Percent of
                                    loans in              loans in             loans in             loans in              loans in
                                  category to           category to          category to          category to           category to
                         Amount   total loans  Amount   total loans  Amount  total loans  Amount  total loans   Amount  total loans
                         ______   ___________  ______   ___________  ______  ___________  ______  ___________   ______  ___________
Commercial Financial
 & Agricultural          $1,079       18.4%    $  809       16.7%    $  397      14.6%    $  649      15.7%     $1,150      18.3%
Real Estate-Construction     13        2.2%        35        4.8%        41       5.0%        72       4.4%         13       4.3%
Real Estate-Residential     203       37.7%       153       35.7%       309      34.3%       102      32.7%         93      29.4%
Real Estate-Commercial      372       32.6%       448       34.6%       606      39.6%       689      40.6%        769      40.3%
Consumer                     29        6.2%        28        5.7%         9       5.6%        20       5.4%         47       7.3%
Municipal Tax Exempt
 Loans                        0        1.9%         0        2.1%         0       0.4%         0       0.4%          0       0.2%
Other                         0        1.0%         0        0.4%         0       0.5%         0       0.8%          0       0.2%
Unallocated                 239        0.0%       690        0.0%       836       0.0%       532       0.0%          3       0.0%
                         ______   ___________  ______   ___________  ______  ___________  ______  ___________   ______  ___________
     Total               $1,935      100.00%   $2,163      100.0%    $2,198     100.0%    $2,073     100.0%     $2,075     100.0%
                         ======   ===========  ======   ===========  ======  ===========  ======  ===========   ======  ===========

Deposits
________

The following table shows the average deposits and average interest rate paid for the last three years:

		                        1998         	       1997                 1996
                  _____________________________________________________________
                    Average   Average   Average    Average    Average   Average
                    Balance    Rate     Balance      Rate     Balance     Rate
                  ----------- ------- ------------ -------  ------------ ------

Demand Deposits   $31,064,657  0.00%  $ 34,375,951   0.00%  $ 31,040,004  0.00%

NOW Accounts       31,705,859  1.57%    29,496,018   1.60%    28,586,728  1.64%

Money Market
 Accounts          23,307,456  3.19%    20,671,361   3.16%    21,302,347  3.15%

Savings Deposits   39,710,542  3.02%    37,641,284   3.01%    36,518,157  3.02%

Time Deposits
 $100,000 and over  5,149,262  5.60%     4,611,490   5.66%     4,198,562  5.60%

Other Time
 Deposits          49,986,897  5.66%    44,172,508   5.61%    35,359,559  5.56%
                 ____________  _____  ____________   _____  ____________  _____
    Total        $186,924,673  2.98%  $170,968,612   2.92%  $157,005,357  2.83%
                 ============  =====  ============   =====  ============  =====


As of December 31, 1998, the Bank had certificates of deposit in amounts of $100,000 and over aggregating $5,929,306. These certificates of deposit mature as follows:

           Maturity                                  Amount
           ________                                  ______

3 months or less                                  $   951,141
Over 3 months through 6 months                      1,930,443
Over 6 months through 12 months                     2,504,142
Over 12 months                                        543,580
                                                  ___________
                                      Total       $ 5,929,306
                                                  ===========

Return on Equity and Assets
___________________________

The following table summarizes various financial ratios of the Corporation for each of the last two years:

                                          Year ended December 31,
                                          _______________________
                                          1998               1997

Return on average total
 assets (net income divided
 by average total assets)                 1.03%             1.15%

Return on average
stockholders' equity
 (net income divided by
 average stockholders' equity)           11.99%            13.67%

Dividend payout ratio
 (total declared dividends
 divided by net income)                  32.21%            22.95%

Equity to assets ratio
 (average stockholders' equity
 as a percentage of average
 total assets)                            8.62%             8.40%


Short-Term Borrowings
_____________________

The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank's business. Federal funds purchased represent daily transactions which the Bank uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily reflecting existing market conditions. There were no short-term borrowings during 1998, 1997 or 1996.

ITEM 2. DESCRIPTION OF PROPERTIES

The Bank's main office (15,000 square feet) at 240 Cabot Street, Beverly, Massachusetts is owned by the Bank. The Bank completed renovations in 1988 which has enhanced the Bank's ability to effectively serve its customer base.

The Bank's Operation Center (12,000 square feet) is located at 246 Cabot Street, immediately adjacent to the Bank's main office, and is owned by Cabot Street Realty Trust. The Operations Center provides a loan center and an on-site item processing facility for the Bank. It is encumbered by a mortgage securing an industrial revenue bond with an outstanding balance as of ecember 31, 1998 of $385,627.

The Bank's South Hamilton office, built in 1991 (2,382 square feet) at 25 Railroad Avenue, South Hamilton, Massachusetts is owned by the Corporation. The office is part of a four-unit condominium. The three other units are owned by third parties.

The Bank's Topsfield office (2,310 square feet) at 15 Main Street, Topsfield, Massachusetts is leased by the Bank from a third party with a term that expires February 2000 with additional (3) five-year renewals and a current annual rent of $39,280.

The Bank's North Beverly Plaza office (5,126 square feet) at 63 Dodge Street, Beverly, Massachusetts is leased by the Bank from a third party with a term that expires October 2001 with one five-year renewal and a current annual rent of $40,500.

The Bank has three stand-alone, automated teller machines ("ATMs") which are located at Beverly Hospital, Herrick Street, Beverly, Massachusetts, Crosby's Market, Manchester by the Sea, and Cummings Center parking lot, 100 Cummings Center, Beverly, Massachusetts.

The Bank maintains two high school branches; one located at Hamilton-Wenham Regional High School (340 square feet) at Bay Road, Hamilton, Massachusetts and the second one at Beverly High School (491 square feet) at Sohier Road, Beverly, Massachusetts.

The Bank, in 1997, established a full-service Branch Office, at Cummings Center (3,502 square feet), Cummings Center, 100 Cummings Center-Suites 101M and 101N, Beverly, Massachusetts. The 1998 annual rent for Cummings is $62,997.05 with a term that expires September 2001.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Corporation's common stock which is not actively traded and is not listed on any public exchange or the National Association of Securities Dealer's Automatic Quotation System ("NASDAQ"). Shares are traded on a sporadic workout basis between individuals.

The following table sets forth, to the best knowledge of Management the representative prices, for each quarterly period during the last two years. These prices are based on private transactions that management is aware of and transactions brokered through Advest, First Albany, Ryan Beck & Co., Winslow, Evans & Crocker, Inc. and Bear Sterns.


                                        1998                  1997
                                       ______                ______
    Quarter ended March 31,            $19.00*               $13.50*
    Quarter ended June 30,              20.00                 13.75*
    Quarter ended Sept. 30,             19.75                 14.75*
    Quarter ended Dec. 31,              18.50                 16.67*

    * Per share information has been adjusted to reflect the 2-for-1 stock split of common stock effective April 7, 1998.


Capital
_______

The Beverly National Corporation Employee Stock Ownership Plan (ESOP) established a $400,000 loan with Andover Bank for the purpose of purchasing Beverly National Corporation Stock. As of December 31, 1998, the ESOP had an outstanding balance of $200,000.

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

The number of record holders of the Corporation's common stock was 364 as of March 1, 1999. The Corporation declared quarterly cash dividends on its outstanding common stock, which amounted to an aggregate dividend per share of $.45 for the year, per share during 1998 and a $.33 dividend per share during 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS 1997 AS COMPARED TO 1996

The total assets of the Corporation as of December 31, 1998, amounted to $215,030,304 as compared to $195,379,513 in 1997. This increase amounted to $19,650,791 or 10.06%.
The economy of the Corporation's market area is considered stable.

Investment Portfolio
____________________

As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This resulted in new classifications of investment securities; Securities-Held-to-Maturity, and Investments-Available-for-Sale. The securities reported in Available-for-Sale are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. The securities reported in Securities-Held-to-Maturity are carried at amortized cost.

Securities-Held-to-Maturity
___________________________

The investments in Securities-Held-to-Maturity totaled $16,152,624 at December 31, 1998 as compared to $17,185,188 at December 31, 1997. This is a decrease of $1,032,564 or 6.0%. U.S. Treasury and U.S. Agency obligations totaled $15,003,624 at December 31, 1998 as compared to $16,435,914 at December 31, 1997, a decrease of $1,432,290 or 8.7%. The decrease in U.S. Treasury and Agency securities funded growth in Available forsale securities. The majority of investment purchases were madein the 24 to 60-month maturity range. State and municipal obligations held to maturity totaled $849,000 at December 31, 1998, as compared to $449,274 at December 31, 1997. This increase totaled $399,726 or 89.0%. The increase in the state and municipal portfolio is attributed to purchases of municipal securities of local municipalities. Management continues the investment focus on short to medium term U.S. Treasury Notes and Government agencies.

It is management's intent to hold those securities designated as held-to-maturity in the investment securities portfolio until maturity. The strategic maturity spread of the portfolio includes consideration for foreseeable events and liquidity conditions.

Securities-Available-for-Sale
_____________________________

The balance of Investments in Available-for-Sale totaled $31,879,320 as of December 31, 1998 as compared to the balance of Securities-Available-for-Sale, which totaled $20,796,287 as of December 31, 1997, an increase of $11,083,033 or 53.3%. These investments are primarily comprised of short to medium term U.S. Treasury and U.S. Government Agency Securities. These securities may be used to meet the liquidity needs of the Bank or Corporation. This increase is designed to give the Bank additional flexibility in managing liquidity needs.

Federal Funds Sold
__________________

These short-term liquidity loans to other commercial banks totaled $14,500,000 at December 31, 1998 in comparison to $9,100,000 at December 31, 1997. The Bank's liquidity position is considered to be adequate to cover the increased loan demand or reduction of deposits.

Loans
_____

Net Loans at December 31, 1998, totaled $132,246,638 as compared to $130,844,145 at December 31, 1997. This increase was $1,402,493 or 1.1%.

Commercial Loans totaled $24,987,512 at December 31, 1998, as compared to $22,180,229 at December 31, 1997. This is an increase of $2,807,283 or 12.7%.
This is attributed to increased competition for small business credit. The growth in the Bank's loan portfolio has been primarily in the commercial loan and Consumer portfolios. Real estate construction loans totaled $2,926,158 at December 31, 1998, as compared to $6,506,718 at December 31, 1997. This is a decrease of $3,580,560 or 55.0%, which can be attributed to a reduction of commercial real estate construction activity. Real estate residential loans, excluding mortgage loans held for sale, totaled $49,678,024 at December 31, 1998, as compared to $49,140,474 at December 31,1997. This is an increase of $537,550 or 1.1%. The limited increase of residential mortgage loan balances can be attributed to aggressive marketing, a strong economy and favorable interest rate environment and a high turnover of mortgages at lower rates. Real estate commercial loans totaled $44,223,264 at December 31, 1998 as compared to $44,241,896 at December 31, 1997, representing a decrease of $18,632 or 0.04%. There has been severe competition for commercial loans during both 1998 and 1997. Consumer loans totaled $8,241,229 at December 31, 1998, as compared to $7,651,660 at December 31, 1997. This is an increase of $589,569 or 7.7%. This positive trend can be attributed to increased activity in the home equity portfolio.

There are no industry concentrations in the Bank's loan portfolio. The Corporation is however exposed to geographic concentrations as the majority of the Bank's loan portfolio is composed of loans collateralized by real estate located in the Commonwealth of Massachusetts.

Premises and Equipment
______________________

Premises and equipment totaled $4,561,232 at December 31, 1998, as compared to $4,819,606 at December 31, 1997. This is a decrease of $258,374 or 5.4%, this can be attributed to no significant expansion in 1998.

Deposits
________

Deposits totaled $193,549,414 at December 31, 1998, as compared to $176,291,010 at December 31, 1997. The increase of $17,258,404 or 9.8% can be attributed to deposit products being priced competitively to increase market share. Deposit growth can be attributed to the continued growth of core deposits. The continued growth of the core deposits is attributable to the ongoing effort to develop and maintain relationship banking with our customers.

Notes Payable
_____________

Notes payable totaled $385,627 at December 31, 1998, as compared to $385,627 at December 31, 1997. The balance outstanding of notes payable reflects the $385,627 balance of an industrial revenue bond issued for Cabot Street Realty Trust. Cabot Street Realty Trust has given notice to the Trustee to prepay the loan effective March 31, 1999.

Capital
_______

The primary increase in capital of $1,948,903 can be attributed to internal capital growth of $1,450,697, a net reduction of the leveraged ESOP of $100,000 and exercised stock options.

Consolidated Statements of Income
_________________________________

Net interest and dividend income totaled $9,640,079 for the year ended December 31, 1998, as compared to $9,339,889 for the year ended December 31, 1997. This increase was $300,190 or 3.2%. The interest income and interest expense described below created this occurrence.

Loan Income
___________

Interest and fees on loans totaled $11,748,027 for the year ended December 31, 1998, as compared to $11,414,506 for 1997. This is an increase of $333,521 or 2.9%. The loan portfolio continued to change in composition during the year. Unsecured consumer loans continued to decline. There was an increase in commercial loans in 1998. Although the net growth of loans was limited, there was a high level of refinanced loans, due to favorable economic factors. The growth of loan income can be based on the increased volume of loans throughout the year.

Investment Securities Income
____________________________

Taxable investment securities income for the 12 months ended December 31, 1998, totaled $2,533,214 as compared to $2,380,978 for the same time period in 1997. This is an increase of $152,236 or 6.4%. The average balance of taxable investments of U.S. Treasury notes and government agencies increased in 1998, however, the investments purchased during the year were reinvested at lower rates.

Other Interest Income
_____________________

Other interest income totaled $933,750 for the 12 months ended December 31, 1998, as compared to $564,714 for the same time period in 1997, an increase of $369,036 or 65.3%. The increase is attributed to higher volumes of federal funds sold.

Interest Expense
________________

Interest expense on deposits totaled $5,571,016 for the year ended December 31, 1998, as compared to $4,998,319 for the year ended December 31, 1997. This is an increase of $572,697 or 11.5%. The increase of certificates of deposit along with other core deposit growth created this additional expense. There were no short-term borrowings for the 12 months ending December 31, 1998 or December 31, 1997. Interest on notes payable totaled $34,680 for the year ended December 31, 1998, as compared to $34,998 for the year ended December 31, 1997, a decrease of $318 or 0.9%. This situation was created by a lower interest rate environment in 1998.


Loan Loss Provision
___________________

There were no provisions to the allowance for possible loan losses ("ALLL") during 1998 and 1997. No provisions were warranted because of improved collateral values and improved quality throughout most of the loan portfolio. At December 31, 1998 the Corporation's allowance for possible loan losses was $1,934,541 representing 1.4% of gross loans at December 31, 1998, as compared to $2,163,349, representing a ratio of 1.6% of total loans at December 31, 1997. The decrease in this ratio reflects the continued growth in the loan portfolio during 1998. However, such growth was primarily in well collateralized loans, which do not warrant substantial allocations within the ALLL.

Additional factors warranting the reduced provisions during 1998 included management's evaluation of economic conditions including the stabilization and improvement of the local economy. The Corporation's non-accrual loans totaled to $297,375 at December 31, 1998, as compared to $341,366 at December 31, 1997. Similarly, combined non-accrual loans and past due loans 90 days or more remained low and amounted to $469,747 at December 31, 1998, as compared to $509,066 at December 31, 1997.

The ratio of non-performing assets to total loans, mortgages held for sale and other real estate owned ("OREO") was 0.35% for December 31, 1998, as compared to 0.38% as of December 31, 1997. The ratio of allowance for loan losses to non-performing assets equaled 411.8% at December 31, 1998, as compared to 424.9% at December 31, 1997.

A total of $282,762 loans were charged off by the Corporation during 1998 as compared to $54,521 charged off during the corresponding period in 1997. These charge-offs consisted primarily of loans to small businesses. Recoveries of loans previously charged off totaled $53,954 during 1998 as compared to $20,176 during the corresponding period in 1997.

Non-Interest Income
___________________

Non-interest income totaled $2,211,229 in 1998 as compared to $2,148,618 in 1997. Income from fiduciary activities totaled $1,228,191 for the 12 months ended December 31, 1998, as compared to $1,107,938 for the same time period in 1997, an increase of $120,253 or 10.9%. Core earnings from recurring fiduciary income increased. Service charges and other deposit fees remained stable. Net loss on sales of OREO totaled -0- in 1998 as compared to $8,275 in 1997. There were no OREO sales in 1998.

Other Expense
_____________

The total non-interest expense totaled $8,473,991 for 1998 as compared to $7,926,193 in 1997. This is an increase of $547,798 or 6.9%. Salaries and benefits expense increased $159,367 or 3.4%, because of additional personnel in the retail expansion. Occupancy expense increased $49,533 or 6.7%. This increase represents additional repairs and maintenance. Equipment costs totaled $434,668 for the 12 months ending December 31, 1998 as compared to $415,409 for the same period in 1997. This increase of $19,259 or 4.6% can be attributed to continued upgrades of computer equipment to support the technology upgrades of both the Bank and Trust Department operating systems. Other expenses totaled $1,892,571 for 1998 as compared to $1,567,011 in 1997, a variance of $325,560 or 20.8% which can be attributed to increased legal expenses, training consultants, public relations, communication, and electronic banking expense.

Income Taxes
____________

Income tax expense totaled $1,237,406 for the year ended December 31, 1998 as compared to $1,392,301 in 1997. This decrease reflects the increase of tax exempt income and a lowerstate tax rate.

Net Income
__________

Net income was $2,139,911 for 1998 as compared to $2,170,013 for 1997, which is a decrease of $30,102 or 1.4%.

Capital Resources
_________________

As of December 31, 1998, the Corporation had total capital in the amount of $18,939,613 as compared with $16,990,710 at December 31, 1997, which represents an increase of $1,948,903 or 11.5% (see Note 15). The capital ratios of the Corporation and the Bank exceed applicable regulatory requirements.

Banks and bank holding companies are generally required to maintain Tier 1 capital at a level equal to or greater than 4.0% to their adjusted total assets. As of December 31, 1998, the Bank's Tier 1 capital amounted to 7.83% as compared to 7.78% of total assets at December 31, 1997. Similarly, the Corporation's Tier I capital amounted to 8.86% at December 31, 1998 as compared to 8.68% at December 31, 1997 (see Note 15). Banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At December 31, 1998, the Bank's ratio of risk based capital to risk weighted assets amounted to 12.56% for Tier 1 and 13.81% for total capital, which satisfies the applicable risk-based capital requirements. At December 31, 1997, the Bank's ratio of risk-based capital to risk-weighted assets amounted to 11.78% for Tier 1 and 13.09% for total capital. Similarly, the Corporation's ratio of risk-based capital to risk-weighted assets, at December 31, 1998, amounted to 14.03% for Tier I and 15.29% for total capital which exceeds all applicable regulatory requirements. At December 31, 1997, the Corporation's ratio of risk-based capital to risk-weighted assets amounted to 13.08% for Tier 1 and 14.39% of total capital.

Liquidity
_________

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

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains a Securities-Available-for-Sale account as a liquidity resource. Total securities maturing in one year or less amounted to approximately $8,223,310 or 17.1% at December 31, 1998 of the investment securities portfolio, and $10,605,238 at December 31, 1997, representing 27.9% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity.

The Corporation's goal is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year, of less than 10% of total earning assets.
The Corporation believes that it is successfully managing its interest rate risk. Listed below is a gap analysis as of December 31, 1998 by repricing date or maturity.

Gap Analysis
------------
(In Thousands)     0-31      1-3       3-6       6-12      1-5      0ver 5
                   Days     Months    Months    Months    Years     Years
                 -------   -------   -------   --------   ------   --------
ASSETS
Investments      $ 2,000   $ 7,035   $ 1,112   $  4,011   $1,430   $    663
Investments-
   Available
   for Sale        1,676    10,099     7,001      7,003    5,994          0
Fed Funds
   Sold           14,500         0         0          0        0          0
Total Loans       18,432     3,135     5,633      8,077   46,207     52,560
Mortgages
  Held for
  Sale 	           1,577         0         0          0        0          0
                 -------   -------   -------    -------  -------    -------
Total Earning
   Assets         38,185    20,269    13,746     19,091   53,631     53,223
                 -------   -------   -------    -------  -------    -------
LIABILITIES

Non-interest
  bearing
  Deposits             0         0         0          0        0     41,721
Savings                0         0    27,236          0   13,415          0
NOW Accounts           0         0    11,858          0   24,076          0
Money Market
  Accounts        17,884         0         0          0        0          0
Time Deposits
   $100,000
   and over          234       306     1,461      3,400      528          0
Other time
   deposits        3,409     6,076     8,419     24,393    9,104         29
                 -------   -------   -------    -------  -------    -------
 Total Deposits   21,527     6,382    48,974     27,793   47,123     41,750

Borrowings             0         0         0          0      386        200

Total Deposits &
  Borrowings      21,527     6,382    48,974     27,793   47,509     41,950
                 -------   -------   -------    -------  -------    -------
Net Asset
 (Liability) Gap  16,658    13,887   (35,228)    (8,702)   6,122     11,273

Cumulative Gap  $ 16,658   $30,545   $(4,683)  $(13,385) $(7,263)    $4,010

% Cumulative Gap    8.41%    15.42%    (2.36%)    (6.76%)  (3.67%)     2.02%

The assumptions used to develop this analysis include the following:

   - Investments were accumulated by maturity or call dates.
   - Loans were accumulated by earliest repricing date or maturity.
   - Deposits or borrowings were accumulated by earliest repricing date or maturity.

Historically, the overall liquidity of the Corporation has been enhanced by a high-level of core deposits. Maintaining an ability to acquire demand deposits, time deposits, and certificates of deposit, are a key to assuring liquidity. This involves maintenance of our core deposits. Management believes that the liquidity of the Bank is sufficient to meet future needs.
In addition, the Bank is subject to Regulation D of the Federal Reserve Board which requires depository institutions to maintain reserve balances on deposit with the Federal Reserve Bank based on certain average depositor balances.
The Bank is in compliance with such requirement.

Year 2000  Preparedness
-----------------------

There is worldwide concern over the ability of computers to function when the Year 2000 arrives. Historically, many computer programs used the last two digits to refer to the year. This may cause errors in computer programs that are date oriented and do not recognize the difference between a year that begins with "20" instead of the current "19" or that ends in "00" instead of "99".

A critical part of the Bank's service is provided through computer operations. The Bank has implemented a comprehensive program to develop an operating strategy to properly assess and address all Year 2000 issues. The Year 2000 operational team was formed during the second quarter, 1997. This operational team assessed all critical systems and operational programs relating to Year 2000. All computer hardware has been tested and non-compliant computers have been identified for remediation. All software have been categorized and are currently being tested. It is expected that all systems will be verified and remediated by the second quarter, 1999.

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

The Corporation has assessed its exposure to the risk of a liquidity crisis or financial losses stemming from the withdrawal of significant deposits or other sources of funds as the millennium date change approaches. The Corporation has developed liquidity contingency plans to define and prioritize sources of liquidity. Based on the Corporation's analysis and strong earnings records, high liquidity and strong capital position, it is the opinion of management that Y2K liquidity risk should not have a significant impact on the Corporation.

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

ITEM  7.  FINANCIAL STATEMENTS

	Index to Consolidated Financial Statement Schedules

                    	Description                           Page Reference
                     -----------                           --------------

Consolidated Balance Sheets at December 31, 1998 and 1997      FS 2-3

Consolidated Statements of Income for the years
   ended December 31, 1998, 1997 and 1996                      FS 4-5

Consolidated Statements of Changes in Stockholders
   Equity for the years ended December 31, 1998, 1997 and
   1996                                                        FS 5-8

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                            FS 9-11

Notes to Consolidated Financial Statements for the years
   ended 1998, 1997 and 1996 including                         FS 10-37

Parent Company Only Balance Sheets at December 31, 1998 and
   1997                                                        FS 38-39

Parent Company Only Statements of Income for the years ended
  December 31, 1998, 1997 and 1996                             FS 40-41

Parent Company Only Statements of Cash Flows for the years
   ended December 31, 1998, 1997 and 1996                      FS 42-44

The Board of Directors and Stockholders
Beverly National Corporation
Beverly, Massachusetts

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

We have audited the accompanying consolidated balance sheets of Beverly National Corporation and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and signifigant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly National Corporation and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," effective January 1, 1996.


                                 /s/Shatswell, MacLeod & Company,P.C.
                                    Shatswell, MacLeod & Company,P.C.

West Peabody, Massachusetts
January 11, 1999

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------

                         DECEMBER 31, 1998 AND 1997
                         --------------------------


ASSETS                                                1998          1997
------	                                           ------------  ------------
Cash and due from banks                           $ 10,971,822  $  9,587,570
Federal funds sold                                  14,500,000     9,100,000
						                                            ------------  ------------
    Cash and cash equivalents                       25,471,822    18,687,570
Investments in available-for-sale
  securities (at fair value)                        31,879,320    20,796,287
Investments in held-to-maturity
  securities (fair values of $16,162,284
  as of December 31, 1998 and $17,225,063
  as of December 31, 1997)                          16,152,624    17,185,188
Federal Reserve Bank stock, at cost                     97,500        97,500
Loans, net of the allowence for loan losses
  of $1,934,541 and $2,163,349, respectively       132,246,638   130,844,145
Mortgages held-for-sale                              1,576,925       376,533
Premises and equipment                               4,561,232     4,819,606
Accrued interest receivable                          1,224,462     1,162,497
Other assets                                         1,819,781     1,410,187
                                                  ------------  ------------
          Total assets                            $215,030,304  $195,379,513
                                                  ============  ============



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Demand deposits                                   $ 41,721,322  $ 39,083,761
Savings and NOW deposits                            94,468,757    87,036,870
Time deposits                                       57,359,335    50,170,379
                                                  ------------  ------------
          Total deposits                           193,549,414   176,291,010
Notes payable                                          385,627       385,627
Employee Stock Ownership Plan loan                     200,000       300,000
Other liabilities                                    1,955,650     1,412,166
                                                  ------------  ------------
       	  Total liabilities                        196,090,691   178,388,803
                                                  ------------  ------------

Stockholders'equity:
  Preferred stock, $2.50 par value per share;
    300,000 shares authorized; issued and
    outstanding none
  Common stock, par value $2.50 per share;
    authorized 2,500,000 shares; issued 1,609,698
    shares as of December 31, 1998 and 791,349
    shares as of December 31, 1997; outstanding,
    1,563,574 shares as of December 31, 1998 and
    760,482 shares as of December 31, 1997           4,024,245     1,978,373
  Paid-in capital                                    2,470,673     4,319,092
  Retained earnings                                 13,009,685    11,558,988
  Treasury stock, at cost (46,124 shares as of
    December 31, 1998 and 30,867 shares as of
    December 31, 1997)                                (427,467)     (572,093)
    Unearned Compensation - Employee Stock
    Ownership Plan                                    (200,000)     (300,000)
  Accumulated other comprehensive income                62,477         6,350
                                                  ------------  ------------
          Total stockholders' equity                18,939,613    16,990,710
                                                  ------------  ------------
          Total liabilities and stockholders'
             equity                               $215,030,304  $195,379,513
                                                  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                 Years Ended December 31, 1998, 1997 and 1996
                 --------------------------------------------

                                            1998         1997         1996
                                         -----------  -----------  -----------
Interest and dividend income:
   Interest and fees on loans            $11,748,027  $11,414,506  $10,198,532
   Interest and dividends on
     securities:
          Taxable                          2,533,214    2,380,978    2,246,765
          Tax-exempt                          30,784       13,008       23,775
   Other interest                            933,750      564,714      497,253
                                         -----------  -----------  -----------
          Total interest and
            dividend income               15,245,775   14,373,206   12,966,325
                                         -----------  -----------  -----------
Interest expense:
   Interest on deposits                    5,571,016    4,998,319    4,444,236
   Interest on notes payable                  34,680       34,998       59,338
                                         -----------  -----------  -----------
           Total interest expense          5,605,696    5,033,317    4,503,574
                                         -----------  -----------  -----------
                Net interest and
                   dividend income         9,640,079    9,339,889    8,462,751
Provision for loan losses                -----------  -----------  -----------
                Net interest and
                   dividend income
                   after provision
                   for loan losses         9,640,079    9,339,889    8,462,751
                                         -----------  -----------  -----------
Other income:
   Income from fiduciary activities        1,228,191    1,107,938      874,385
   Service charges on deposit
     accounts                                387,608      443,848      427,309
   Other deposit fees                        223,968      227,850      226,202
   Other income                              371,462      368,982      567,308
                                         -----------  -----------  -----------
                Total other income         2,211,229    2,148,618    2,095,204
                                         -----------  -----------  -----------
Other expense:
   Salaries and employee benefits          4,914,604    4,755,237    4,242,142
   Occupancy expense                         788,305      738,772      630,606
   Equipment expense                         434,668      415,409      401,660
   Data processing fees                      269,142      258,767      214,597
   Stationery and supplies                   174,701      182,722      167,834
   Loss on sales of other real
     estate owned, net                                      8,275
   Other expense                           1,892,571    1,567,011    1,471,200
                                         -----------  -----------  -----------
                Total other expense        8,473,991    7,926,193    7,128,039
                                         -----------  -----------  -----------

	               Income before income
                  taxes                    3,377,317    3,562,314    3,429,916
Income taxes                               1,237,406    1,392,301    1,410,305
                                         -----------  -----------  -----------
                Net income               $ 2,139,911  $ 2,170,013  $ 2,019,611
                                         ===========  ===========  ===========

Earnings per common share                $      1.39  $      1.47  $      1.38
                                         ===========  ===========  ===========
Earnings per common share,
  assuming dilution                      $      1.24  $      1.32  $      1.30
                                         ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                   ---------------------------------------------
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             ----------------------------------------------------------
                    Years Ended December 31, 1998, 1997 and 1996
                    --------------------------------------------
										                                                                                       Accumulated
												                                                                                       Other
										                                                                         Unearned     Comprehensive
				                              Common      Paid-in     Retained   Treasury    Compensation      Income
				                               Stock      Capital     Earnings     Stock         ESOP          (Loss)          Total
				                             ----------  ----------  -----------  ---------   ------------   -------------   -----------
Balance, December 31, 1995       $1,978,373  $4,380,219  $ 8,304,831  $(744,619)  $   (394,354)  $     (53,698)  $13,470,752
Comprehensive income:
  Net income                                               2,019,611
  Net change in unrealized
    holding loss on available-
    for-sale securities, net of
    tax effect of $13,053                                                                               17,186
       Comprehensive income                                                                                        2,036,797
Unearned compensation
  payment                                                                               60,000                        60,000
Unearned compensation
  increase                                                                             (25,646)                      (25,646)
Dividends declared ($.29
per share)                                                  (437,541)                                               (437,541)
Sale of treasury stock on
  exercise of stock options                     (21,293)                 59,492                                       38,199
                                 ----------  ----------  -----------  ---------   ------------   -------------   -----------
Balance, December 31, 1996        1,978,373   4,358,926    9,886,901   (685,127)      (360,000)        (36,512)   15,142,561
Comprehensive income:
  Net income                                               2,170,013
  Net change in unrealized
    holding loss on available-
    for-sale securities, net of
    tax effect                                                                                          42,862
       Comprehensive income                                                                                        2,212,875
Unearned compensation
   payment                                                                                 60,000                    60,000
Dividends declared ($.33
   per share)                                              (497,926)                                               (497,926)
Sale of treasury stock on
   exercise of stock options                   (39,834)                113,034                                       73,200
                                ----------  ----------  -----------  ---------  -------------   -------------   -----------

Balance, December 31, 1997       1,978,373   4,319,092   11,558,988   (572,093)      (300,000)          6,350    16,990,710
Comprehensive income:
  Net income                                              2,139,911
  Net change in unrealized
    holding gain on available-
    for-sale securities, net of
    tax effect                                                                                         56,127
       Comprehensive income                                                                                       2,196,038
Stock split (2 for 1)            1,978,372  (1,978,372)
Tax benefit for stock options                   12,357                                                               12,357
Unearned compensation
   payment                                                                            100,000                       100,000
Dividends declared ($.45
   per share)                                              (689,214)                                               (689,214)
Sale of stock on exercise of
  stock options                     67,500     117,596                 144,626                                      329,722
                                ----------  ----------  -----------  ---------  -------------   -------------   -----------
Balance, December 31, 1998      $4,024,245  $2,470,673  $13,009,685  $(427,467) $    (200,000)  $      62,477   $18,939,613
                                ==========  ==========  ===========  =========  =============   =============   ===========

             	        BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      ---------------------------------------------

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                ----------------------------------------------------------

                       Years Ended December 31, 1998, 1997 and 1996
                       --------------------------------------------
                                       (continued)

Reclassification disclosure for the year ended December 31, 1998:

Net unrealized gains on available-for-sale securities                  $76,335
Less reclassification adjustment for realized gains or losses
 in net income                                                               0
                                                                       -------
    Other comprehensive income before income tax effect                 76,335
Income tax expense                                                     (20,208)
                                                                       -------
    Other comprehensive income, net of tax                             $56,127
                                                                       =======

Accumulated other comprehensive income as of December 31, 1998, 1997 and 1996 consists of net unrealized holding gains (losses) on available-for-sale securities, net of taxes.

The accompanying notes are an integral part of these consolidated financial statements.

              BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
              ---------------------------------------------

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

              Years Ended December 31, 1998, 1997 and 1996
              --------------------------------------------

                                            1998         1997        1996
                                        -----------  -----------  -----------
Cash flows from operating activities:
  Net income                            $ 2,139,911  $ 2,170,013  $ 2,019,611
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Net (increase) decrease in
       mortgages held-for-sale           (1,199,213)     596,231     (847,000)
      Provision (benefit) for
       mortgages held-for-sale               (1,179)      (8,387)       6,286
      Loss on sales of other real estate
       owned, net                                          8,275
      Disposal of fixed asset                 5,280                       285
      Change in prepaid interest              3,933        3,933        3,933
      Depreciation and amortization         450,891      426,219      381,784
      Deferred tax expense (benefit)       (205,379)     (30,537)      15,983
      Increase (decrease) in taxes payable  250,704      (38,209)      74,773
     (Increase) decrease in interest
       recievable                           (61,965)     (81,030)     123,115
      Increase in interest payable           42,205       21,464       66,590
      Increase in accrued expenses           27,947       54,247      236,132
     (Increase) decrease in prepaid expenses    951      (66,857)     118,935
      Increase in other liabilities           5,275          439        7,692
      Increase in other assets                 (321)     (37,824)     (32,885)
      Accretion of investment securities,
       net of amortization                 (129,916)     (23,800)     (48,035)
      Gain on sales of assets, net           (9,579)      (8,489)      (8,367)
      Amortization of organization
       expenses                                 724          724
      Change in deferred loan costs,net    (116,911)    (105,838)     (10,954)
                                        -----------  -----------  -----------
Net cash provided by operating
  activities                              1,203,358    2,880,574    2,107,878
                                        -----------  -----------  -----------

Cash flows from investing activities:
  Purchases of available-for-sale
    securities                          (34,608,372) (14,215,924) (10,643,436)
  Proceeds from sales of available
    -for-sale securities                    169,657                   199,000
  Proceeds from maturities of
    available-for-sale securities        23,499,497   11,085,135    4,000,000
  Purchases of held-to-maturity
    securities                          (16,547,000)  (3,243,125)  (8,462,589)
  Proceeds from maturities of
    held-to-maturity securities          17,642,000    9,032,338   18,752,000
  Proceeds from sales of other real
    estate owned                                          74,658
  Net increase in loans                  (1,842,919) (17,088,486) (13,086,291)
  Capital expenditures                     (197,797)    (812,296)    (438,563)
  Recoveries of loans previously
    charged-off                              53,954       20,176      879,203
  Proceeds from sales of assets             512,962      508,449      465,333
                                       ------------  -----------  -----------
 Net cash used in investing activities (11,318,018)  (14,639,075)  (8,335,343)
                                       -----------   -----------  -----------

                   BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                   ---------------------------------------------

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------

                    Years Ended December 31, 1998, 1997 and 1996
                    --------------------------------------------

                                             1998       1997          1996
                                        -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from sales of treasury stock     329,722       73,200       38,199
  Net increase in demand deposits, NOW
    and savings accounts                 10,069,448    2,811,334    4,919,999
  Net increase in time deposits           7,188,956    2,741,448   12,320,004
  Repayment of notes payable                                         (300,000)
  Dividends paid                           (689,214)    (543,189)    (482,418)
                                        -----------  -----------  -----------
  Net cash provided by financing
    activities                           16,898,912    5,082,793   16,495,784
                                        -----------  -----------  -----------
Net increase (decrease) in cash
  and cash equivalents                    6,784,252   (6,675,708)  10,268,319
Cash and cash equivalents at
  beginning of year                      18,687,570   25,363,278   15,094,959
                                        -----------  -----------  -----------
Cash and cash equivalents at end
 of year                                $25,471,822  $18,687,570  $25,363,278
                                        ===========  ===========  ===========

Supplemental disclosures:
  Loans transferred to other real
   estate owned                         $            $    82,933  $
  Mortgages held-for-sale transferred
   to loans                                 950,938      768,292
  Interest paid                           5,563,491    5,011,853    4,436,984
  Income taxes paid                       1,192,081    1,461,047    1,319,549
  Donation of other real estate owned       255,000

The accompanying notes are an integral part of these consolidated financial statements.

                      BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      ---------------------------------------------

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ------------------------------------------

                      Years Ended December 31, 1998, 1997 and 1996
                      --------------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

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

NOTE 2 - ACCOUNTING POLICIES
----------------------------

The accounting and reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting with the exception of fiduciary activities and certain minor sources of income which are reflected on a cash basis. The results of these activities do not differ materially from those which would result using the accrual method. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

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

     BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, the Bank, Cabot Street Realty Trust and 86 Bay Road Realty Trust. Cabot Street Realty Trust was formed for the purpose of real estate development. The Bank includes the accounts of its wholly-owned subsidiary, Beverly Community Development Corporation. Beverly Community Development Corporation was formed to provide loans to small businesses in low income census tracts. On December 30, 1996, 86 Bay Road Realty Trust was merged with and into Beverly National Corporation. All significant intercompany accounts and transactions have been eliminated in the consolidation.

     CASH AND CASH EQUIVALENTS:

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks and federal funds sold.

     Cash and due from banks at December 31, 1998 and 1997 includes $4,166,000 and $3,186,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

     LOANS:

     Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances reduced by amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

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

     ALLOWANCE FOR LOAN LOSSES:

     The allowance is increased by provisions charged to current operations and is decreased by loan losses, net of recoveries. The provision for loan losses is based on management's evaluation of current and anticipated economic conditions, changes in the character and size of the loan portfolio, and other indicators.The Corporation considers a loan to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Corporation measures impaired loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

     Factors considered by management in determining impairment include payment status, net worth and collateral value. An insignificant payment delay or an insignificant shortfall in payment does not in itself result in the review of a loan for impairment. The Corporation reviews its loans for impairment on a loan-by-loan basis. The Corporation does not apply impairment to aggregations of loans that have risk characteristics in common with other impaired loans. Interest on a loan is not generally accrued when the loan becomes ninety or more days overdue. The Corporation may place a loan on nonaccrual status but not classify it as impaired, if (i) it is probable that the Corporation will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is an individually insignificant residential mortgage loan or consumer loan. Impaired loans are charged-off when management believes that the collectibility of the loans principal is remote. Substantially all of the Corporations loans that have been identified as impaired have been measured by the fair value of existing collateral.

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

     MORTGAGES HELD-FOR-SALE:

     Mortgages held-for-sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations.

     Interest income on mortgages held-for-sale is accrued currently and classified as interest on loans.

     OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

     Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or fair value less estimated costs to sell. Any write down from cost to fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent write downs and gains or losses recognized upon sale are included in other expense.

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

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

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

     Mortgages held-for-sale: Fair values for mortgages held-for-sale are estimated based on outstanding investor commitments, or in the absence of such commitments, are based on current investor yield requirements.

     Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

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

     Notes payable and Employee Stock Ownership Plan loan: The carrying amounts of notes payable and Employee Stock Ownership Plan loan approximate their fair values.

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

     INCOME TAXES:

     The Corporation recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary difference between the accounting basis and the tax basis of the Corporation's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

     STOCK BASED COMPENSATION:

     Prior to 1996, the Corporation recognized stock-based compensation using the intrinsic value approach set forth in APB Opinion No. 25. As of January 1, 1996, the Corporation had the option, under SFAS No. 123, of changing its accounting method for stock-based compensation from the APB No. 25 method to the fair value method introduced in SFAS No. 123. The Corporation elected to continue using the APB No. 25 method. Entities electing to continue to follow the provisions of APB No. 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Corporation has made the pro forma disclosures required by SFAS No. 123.

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

     The Corporation has computed and presented EPS for the years ended December 31, 1998 and 1997 in accordance with SFAS No. 128. EPS as so computed does not differ materially from EPS that would have resulted if APB Opinion No. 15 had been applied. In accordance with SFAS No. 128 EPS data presented for the year ended December 31, 1996 has been restated.

NOTE 3 - INVESTMENTS IN SECURITIES
----------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:

                                              Gross      Gross
                                 Amortized  Unrealized Unrealized
                                   Cost      Holding    Holding     Fair
                                   Basis      Gains     Losses      Value
                                ----------- ---------- ---------- -----------
Available-for-sale securities:
 December 31, 1998:
  Debt securities issued by
   the U.S. Treasury and other
   U.S. government corporations
   and agencies                 $31,136,922 $  127,869 $   21,471 $31,243,320
  Marketable equity securities      636,000                           636,000
                                ----------- ---------- ---------- -----------
                                $31,772,922 $  127,869 $   21,471 $31,879,320
                                =========== ========== ========== ===========

                                              Gross      Gross
                                 Amortized  Unrealizd  Unrealized
                                    Cost     Holding     Holding     Fair
                                   Basis      Gains      Losses      Value
                                ----------- ---------- ---------- -----------
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
                                =========== ========== ========== ===========

Held-to-maturity securities:
 December 31, 1998:
  Debt securities issued by
  the U.S. Treasury and other
  U.S. government corporations
  and agencies                 $15,003,624 $    6,380 $   23,064 $14,986,940
 Debt securities issued by
  states of the United States
  and political subdivisions
  of the states                    849,000                           849,000
 Debt securities issued by
  foreign governments              300,000     26,344                326,344
                               ----------- ---------- ---------- -----------
                               $16,152,624 $   32,724 $   23,064 $16,162,284
                               =========== ========== ========== ===========

December 31, 1997:
 Debt securities issued by
  the U.S. Treasury and other
  U.S. government corporations
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
                              =========== ========== ========== ===========

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 1998:

                               Held-to-maturity           Available-for-sale
                                  securities:                 securities:
                         --------------------------  --------------------------
                           Amortized                   Amortized
                              Cost         Fair          Cost         Fair
                             Basis         Value         Basis        Value
                         ------------  ------------  ------------  ------------
Due within one year      $  3,153,027  $  3,153,688  $  5,037,789  $  5,070,283
Due after one year
  through five years       11,434,597    11,418,189    26,099,133    26,173,037
Due after five years
  through ten years         1,565,000     1,590,407
                         ------------  ------------  ------------  ------------
                         $ 16,152,624  $ 16,162,284  $ 31,136,922  $ 31,243,320
                         ============  ============  ============  ============
During 1998, proceeds from sales of available-for-sale securities amounted to $169,657. There was no gain or loss realized from these sales. During 1997, there were no sales of available-for-sale securities. During 1996, proceeds from sales of available-for-sale securities amounted to $199,000. There was no gain or loss realized from those sales.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 1998.

A total carrying amount of $15,555,710 of securities was pledged to secure treasury tax and loan, trust funds and public funds on deposit as of December 31, 1998.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:

                                                      1998          1997
                                                  ------------  ------------
Commercial, financial and agricultural            $ 24,987,512  $ 22,180,229
Real estate - construction and land
  development                                        2,926,158     6,506,718
Real estate - residential                           49,678,024    49,140,474
Real estate - commercial                            44,223,264    44,241,896
Consumer                                             8,241,229     7,651,660
Other                                                3,988,233     3,266,669
                                                  ------------  ------------
                                                   134,044,420   132,987,646
Allowance for loan losses                           (1,934,541)   (2,163,349)
Deferred loan costs, net                               136,759        19,848
                                                  ------------  ------------
           Net loans                              $132,246,638  $130,844,145
                                                  ============  ============

Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," SFAS No. 122, became effective for the Corporation on April 1, 1996. As of April 1, 1997, SFAS No. 122 was superceded by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125). In the years ending December 31, 1998 and 1997 the Corporation sold mortgage loans totalling $13,060,682 and $2,304,714, respectively and retained the servicing rights. The fair value of those rights under SFAS
No. 122 and SFAS No. 125 is not material and has not been recognized in the consolidated financial statements for the years ended December 31, 1998 and 1997.

Certain directors and executive officers of the Corporation and companies in which they have significant ownership interest were customers of the Bank during 1998. Total loans to such persons and their companies amounted to $969,527 as of December 31, 1998. During 1998 principal payments and advances totaled $174,740 and $289,000, respectively.

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                             1998         1997         1996
                                          ----------   ----------   ----------
Balance at beginning of period            $2,163,349   $2,197,694   $2,072,523
Loans charged off                           (282,762)     (54,521)    (754,032)
Recoveries of loans
  previously charged off                      53,954       20,176      879,203
                                          ----------   ----------   ----------
Balance at end of period                  $1,934,541   $2,163,349   $2,197,694
                                          ==========   ==========   ==========

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

                                         1998                   1997
                                ----------------------- -----------------------
                                Recorded     Related    Recorded     Related
                                Investment   Allowance  Investment   Allowance
                                In Impaired  For Credit In Impaired  For Credit
                                Loans        Losses     Loans        Losses
                                -----------  ---------- -----------  ----------
Loans for which there is a
  related allowance for credit
  losses                        $    42,504  $   19,000 $   244,778  $   49,000

Loans for which there is no
  related allowance for credit
  losses                            132,500                  35,512
                                -----------  ---------- -----------  ----------
             Totals             $   175,004  $   19,000 $   280,290  $   49,000
                                ===========  ========== ===========  ==========

Average recorded investment in
  impaired loans during the
  year ended December 31        $   259,312             $   241,942
                                ===========             ===========

Related amount of interest
  income recognized during the
  time, in the year ended
  December 31, that the loans
  were impaired

           Total recognized     $       234             $     1,737
                                ===========             ===========

           Amount recognized
           using a cash-basis
           method of accounting $       234             $       504
                                ===========             ===========

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:

                                                    1998            1997
                                                 -----------     -----------
Land                                             $   421,077     $   421,077
Land improvements                                      4,550           4,550
Buildings                                          4,409,490       4,366,513
Furniture and equipment                            2,116,576       1,979,863
Leasehold improvements                             1,177,796       1,163,276
Construction in progress                               2,987           4,680
                                                 -----------     -----------
                                                   8,132,476       7,939,959
Accumulated depreciation and amortization         (3,571,244)     (3,120,353)
                                                 -----------     -----------
                                                 $ 4,561,232     $ 4,819,606
                                                 ===========     ===========

NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts (including CDs), each with a minimum denomination of $100,000, was approximately $5,929,306 and $5,168,863 as of December 31, 1998 and 1997, respectively.

For time deposits as of December 31, 1998, the aggregate amount of maturities for each of the following five years ended December 31, are:

                 1999                       $47,645,198
                 2000                         6,034,526
                 2001                         2,306,009
                 2002                         1,202,411
                 2003 and thereafter            171,191
                                            -----------
                                            $57,359,335
                                            ===========

NOTE 7 - NOTES PAYABLE
----------------------

Notes payable consisted of the following as of December 31:

                                                        1998       1997
                                                      --------   --------
Industrial Revenue Bond, due in a balloon
  payment on June 30, 2000.  Interest payable
  at 94.11% of the Bank of Boston prime rate          $385,627   $385,627
                                                      ========   ========

The Industrial Revenue Bond was issued to Cabot Street Realty Trust on August 1, 1985 in order to purchase property and finance renovations.

NOTE 8 - INCOME TAXES
---------------------

The components of the income tax expense are as follows for the years ended December 31:

                                    1998             1997            1996
                                 ----------       ----------      ----------
Current:
   Federal                       $1,033,042       $  950,484      $  991,183
   State                            409,743          472,354         403,139
                                 ----------       ----------      ----------
                                  1,442,785        1,422,838       1,394,322
                                 ----------       ----------      ----------
Deferred:
   Federal                         (152,692)          (7,304)         13,317
   State                            (52,687)         (23,233)          2,666
                                 ----------       ----------      ----------
                                   (205,379)         (30,537)         15,983
                                 ----------       ----------      ----------
     Total income tax expense    $1,237,406       $1,392,301      $1,410,305
                                 ==========       ==========      ==========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                                        1998    1997    1996
                                                       ------  ------  ------
                                                        % of    % of    % of
                                                       Income  Income  Income
                                                       ------  ------  ------
Federal income tax at statutory rate                    34.0%   34.0%   34.0%
Increase (decrease) in tax resulting from:
     Tax-exempt income                                  (2.1)    (.3)    (.4)
     Dividends paid to ESOP                              (.3)    (.3)    (.3)
     Unallowable expenses                                 .7      .2      .2
     Other                                              (2.7)   (2.8)    (.2)
State tax, net of federal tax benefit                    7.0     8.3     7.8
                                                       ------  ------  ------
                                                        36.6%   39.1%   41.1%
                                                       ======  ======  ======

The Corporation had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                             1998      1997
                                                           --------  --------
Deferred tax assets:
    Allowance for loan losses                              $590,136  $590,136
    Deferred compensation                                   188,075
    Accrued retirement benefits                              82,694    73,853
    Accrued interest on nonperforming loans                  23,386    16,864
    Accrued pension expense                                 103,559    49,309
                                                           --------  --------
            Gross deferred tax assets                       987,850   730,162
                                                           --------  --------
Deferred tax liabilities:
    Accelerated depreciation                                194,429   197,878
    Loan origination fees and costs, net                     53,870     1,129
    Net unrealized holding gain on securities                43,921     4,488
    Unrealized gain on mortgages held-for-sale                1,349       865
    Other adjustments                                        21,009    18,476
                                                           --------  --------
            Gross deferred tax liabilities                  314,578   222,836
                                                           --------  --------
Net deferred tax assets                                    $673,272  $507,326
                                                           ========  ========

Deferred tax assets as of December 31, 1998 and 1997 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 1998, the Corporation had no operating loss and tax credit carryovers for tax purposes.

NOTE 9 - STOCK COMPENSATION PLANS
---------------------------------

As of December 31, 1998, the Corporation has three fixed option, stock-based compensation plans, which are described below. The Corporation applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Corporations stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Corporations net income and earnings per share would have been reduced to the pro forma amounts indicated below as of December 31:


                                             1998        1997        1996
                                          ----------  ----------  ----------
Net income              As reported       $2,139,911  $2,170,013  $2,019,611
                        Pro forma         $2,095,148  $2,125,921  $1,989,469

Earnings per share      As reported       $     1.39  $     1.47  $     1.38
                        Pro forma         $     1.36  $     1.44  $     1.36

Earnings per share,
   assuming dilution    As reported       $     1.24  $     1.32  $     1.31
                        Pro forma         $     1.22  $     1.29  $     1.29

Under the 1993 Incentive Stock Option Plan, the Corporation has granted options to key employees to purchase up to 112,200 shares of common stock. Under the Directors Stock Option Plan, the Corporation may grant options to its present and future Directors for up to 216,000 shares of common stock. Under the Incentive plan, options are granted at fair market value. Under the Directors plan, stock options are granted at no less than 85% of fair market value.

In 1996, the Corporation adopted the 1996 Incentive Stock Option Plan for key employees. Under the 1996 plan, up to 71,800 shares of common stock may be granted, at fair value, to one director and other participants selected from key employees.

In 1998, the Corporation adopted the 1998 Directors' Plan for present and future Directors for up to 30,000 shares of common stock. Under the 1998 Directors' Plan, stock options are granted at prices and exercise terms as determined by the Board of Directors and expire ten years after grant date.

In 1998, the Board of Directors approved the 1998 Incentive Stock Option Plan for key employees, which is subject to shareholder approval in 1999. Under this plan the Corporation may grant up to 60,000 shares of common stock, at fair value, to present and future employees.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividend yield of 3% for all years, expected volatility of 16% for 1998 and 12% for 1997 and 1996, risk-free interest rate of 5.53% for 1998 and 6.60% for 1997 and 1996 and expected lives of 8 years for all years.

A summary of the status of the Corporation's fixed stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                             1998              1997              1996
                      ------------------ ------------------ -----------------
                               Weighted-          Weighted-         Weighted-
                               Average            Average           Average
                               Exercise           Exercise          Exercise
Fixed Options         Shares   Price     Shares   Price    Shares   Price
-------------         -------  --------- -------  -------- -------  ---------
Outstanding at
 beginning of year    351,600  $ 7.50    309,900  $ 7.03   201,000  $ 6.44
Granted                34,580   16.47     55,700    9.83   121,200    7.89
Exercised             (42,610)   7.74    (12,200)   6.00    (6,420)   5.95
Forfeited             (17,490)   7.41     (1,800)   9.00    (5,880)   5.95
                      -------            -------           -------
Outstanding at end
 of year              326,080  $ 8.42    351,600  $ 7.50   309,900  $ 7.03
                      =======            =======           =======

Options exercisable
 at year-end          171,980            183,610           158,220
Weighted-average fair
  value of options
  granted during the
  year                  $3.47              $2.38             $1.48


The following table summarizes information about fixed stock options outstanding as of December 31, 1998:

                     Options Outstanding           Options Exercisable
              ----------------------------------  ---------------------
                           Weighted
              Number       Average      Weighted  Number       Weighted
 Range of     Outstanding  Remaining    Average   Exercisable  Average
 Exercise     as of        Contractual  Exercise  as of        Exercise
 Prices       12/31/98     Life         Price     12/31/98     Price
------------  -----------  -----------  --------  -----------  --------
$5.95          70,200      4.50 years   $  5.95     45,480     $  5.95
 7.00 - 7.65  154,100      5.96            7.37     98,240        7.28
 8.18 - 9.00   32,180      7.47            8.72      8,900        8.68
10.15          37,220      8.00           10.15     11,780       10.15
16.47          32,380      9.13           16.47      7,580       16.47
              -------                              -------
              326,080                              171,980
              =======                              =======

Earnings per share, the numbers of stock options and exercise prices above have been adjusted to reflect the two-for-one stock split. See Note 16.

NOTE 10 - EMPLOYEE BENEFITS OTHER THAN POSTRETIREMENT, MEDICAL AND LIFE
-----------------------------------------------------------------------
INSURANCE BENEFITS
------------------

Defined benefit pension plan

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

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                   1998            1997
                                                ----------      ----------
Change in projected benefit obligation:
  Benefit obligation at beginning of year       $4,881,819      $4,524,519
  Service cost                                     265,088         235,313
  Interest cost                                    336,617         311,773
  Actuarial gain (loss)                            224,464         (44,102)
  Benefits paid                                   (148,870)       (145,684)
                                                ----------      ----------
       Benefit obligation at end of year         5,559,118       4,881,819
                                                ----------      ----------
Change in plan assets:
  Plan assets at estimated fair
    value at beginning of year                   5,018,844       4,049,583
  Actual return on plan assets                   1,008,831       1,004,119
  Addition of pooled real estate                                     3,637
  Employer contribution                                            107,189
  Benefits paid                                   (148,870)       (145,684)
                                                ----------      ----------
       Fair value of plan assets at end of year  5,878,805       5,018,844
                                                ----------      ----------
Funded status                                      319,687         137,025
Unrecognized net loss                             (481,654)       (142,414)
Unrecognized prior service cost                     32,656          35,168
Unamortized net asset existing at date
  of adoption of SFAS No. 87                      (122,913)       (149,459)
                                                ----------      ----------
       Accrued benefit cost included in
         other liabilities                      $ (252,224)     $ (119,680)
                                                ==========      ==========

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.75% and 5.0% for 1998 and 7.0% and 5.0% for 1997 and 1996, respectively. The weighted-average expected long-term rate of return on assets was 9.0% for 1998, 1997 and 1996.

Components of net periodic benefit cost:

                                        1998           1997           1996
                                      --------       --------       --------
Service cost                          $265,088       $235,313       $207,837
Interest cost on benefit obligation    336,617        311,773        282,903
Expected return on assets             (445,126)      (358,512)      (321,984)
Amortization of prior service cost       2,512          2,512         (1,973)
Recognized net actuarial cost          (26,547)       (19,981)        (7,247)
                                      --------       --------       --------
       	Net periodic benefit cost     $132,544       $171,105       $159,536
                                      ========       ========       ========

The amounts and types of securities of the Corporation and related parties included in plan assets as of December 31, 1998 and 1997 consists of 30,000 and 15,000 shares of Beverly National Corporation Stock, respectively.

Supplemental Retirement Plan

On December 24, 1996 the Corporation adopted a Supplemental Retirement Plan for two executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Corporation's retirement plan for employees. The amount charged to expense for these benefits was $156,039 in 1998, $131,116 in 1997 and $136,751 in 1996.

The financial status of the plan is as follows as of December 31:

                                             1998            1997
                                           --------        --------
Projected benefit obligation               $500,849        $326,932
Unrecognized net gains                       11,263          12,120
                                           --------        --------
					                                       512,112         339,052

Assets of the Bank, consisting of U.S.
  Government obligations, equity
  instruments and life insurance
  policies, which are used to assist
  in the administration of the plan         457,429         292,554
                                          ---------       ---------
Pension liability                         $  54,683       $  46,498
                                          =========       =========

The discount rate and estimated pay increases used in determining the projected benefit obligation were 6.75% and 5.00% for 1998 and 7.00% and 5.00% for 1997, respectively.

Defined contribution profit sharing plan

The Corporation has a defined contribution profit sharing plan. Contributions by the Corporation were $14,754 in 1998, $15,067 in 1997, $0 in 1996.

401K plan

The Corporation contributed $82,732, $76,479 and $73,969 to a 401K plan in 1998, 1997 and 1996, respectively.

Employee Stock Ownership Plan

The Corporation sponsors an Employee Stock Ownership Plan (ESOP). This plan is offered to employees who have attained age 21 and who have been employed by the Corporation and completed a minimum of 1,000 hours of employment. The plan entitles Corporation employees to common stock or cash upon retirement, disability, death or separation from service from the Corporation based on a vesting schedule. Benefits become 25% vested after two years of vesting service and increase to 100% vested after five years of vesting service.

The Corporation makes annual contributions to the ESOP in amounts determined by the board of directors, subject to a limitation based on earnings and capital of the Corporation. Such contributions are first made to permit required payments of amounts due under acquisition loans. Dividends received by the ESOP on shares of the Corporation owned by the ESOP are used to repay acquisition loans or are credited to the accounts of allocated shares. The
ESOP borrows money to purchase shares of the Corporation.   The shares are
pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. ESOP compensation expense $144,000 in 1998, $148,600 in 1997 and $149,881 for 1996.

The ESOP shares were as follows as of December 31:

                                             1998           1997
                                           --------       --------
Allocated shares                             64,231         64,940
Shares released for allocation               17,216          7,560
Unreleased shares                            17,146         26,804
                                           --------       --------
Total ESOP shares                            98,593         99,304
                                           ========       ========
Estimated fair value of unreleased
  shares as of December 31                 $317,201       $445,617
                                           ========       ========


Any shares of the Corporation purchased by the ESOP after December 31, 1992 are subject to the accounting specified by the American Institute of CPAs Statement of Position 93-6. The only such shares were 2,820 shares purchased on February 2, 1996 and 6,756 shares purchased on October 31, 1994. As of December 31, 1998 none of these shares had been released from collateral. As they are released, the Corporation will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share computations. Also, as the shares are released, the related dividends will be recorded as a reduction of retained earnings, and dividends on the unallocated shares will be recorded as a reduction of debt and accrued interest. All shares above have been restated to reflect the two for one stock split in 1998.

Loans payable by the ESOP, with repayment guaranteed by the Corporation, consist of the following as of December 31, 1998:

1995 loan payable at Wall Street Journal prime rate,
  due March 31, 2005                                          $200,000
                                                              ========

Severance Compensation Plan

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

Change in Control

Two of the Corporation's executive officers have change in control agreements (agreements) with the Corporation. Under the agreements, if either of the executive officers employment is terminated subsequent to a change in control as defined in the agreement, then the officer is entitled to a lump sum equal to the product of the average sum of annual base compensation, including salary and bonus, for the five preceding years multiplied by three.

NOTE 11 - POSTRETIREMENT BENEFITS OTHER THAN PENSION
----------------------------------------------------

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

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                     1998            1997
                                                   --------        --------
Change in accumulated postretirement
  benefit obligation:
 Benefit obligation at beginning of year           $613,908        $623,734
 Service cost                                         2,468           2,390
 Interest cost                                       42,974          43,661
 Actuarial (gain) loss                               22,478            (137)
 Benefits paid                                      (50,267)        (55,740)
                                                  ---------       ---------
       Benefit obligation at end of year            631,561         613,908
                                                  ---------       ---------
       Fair value of plan assets at end of year           0               0
                                                  ---------       ---------

Funded status                                      (631,561)       (613,908)
Unrecognized net gain                              (163,241)       (199,533)
Unamortized net asset existing at date
  of adoption of SFAS No. 87                        602,100         645,000
                                                  ---------       ---------
       Accrued benefit cost included in
         other liabilities                        $(192,702)      $(168,441)
                                                  =========       =========

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the accumulated postretirement benefit obligation were 6.75% and 5.00% for 1998 and 7.00% and 5.00% for 1997 and 1996, respectively. The weighted-average expected long-term rate of return on assets was 7.0% for 1998 and 1997 and 8.0% for 1996.

Components of net periodic benefit cost:

                                         1998           1997         1996
                                       -------        -------      --------
Service cost                            $2,468         $2,390        $2,348
Interest cost on benefit obligation     42,974         43,661        42,912
Amortization of prior service cost      42,900         42,900        42,900
Recognized net actuarial cost          (13,814)       (15,225)      (14,775)
                                       -------        -------       -------
    Net periodic benefit cost          $74,528        $73,726       $73,385
                                       =======        =======       =======

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects in the year ended December 31, 1999.
                                           1-Percentage-     1-Percentage-
                                           Point Increase    Point Decrease
                                           --------------    --------------
Effect on total of service and
  interest cost components                      $ 366            $ 363
Effect on postretirement benefit obligation     5,533            5,484

NOTE 12 -COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

The Corporation is obligated under various lease agreements covering branch offices and equipment. These agreements are considered to be operating leases. The terms expire between 2001 and 2029. Options to renew for additional terms are included under the branch office lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 1998:

       1999                                            $ 183,350
       2000                                              150,492
       2001                                              124,084
       2002                                               48,000
       2003                                               51,000
       Years thereafter                                1,620,000
                                                      ----------
               Total minimum lease payments           $2,176,926
                                                      ==========

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $150,672 for 1998, $164,083 for 1997 and $93,893 for 1996.

NOTE 13 - FINANCIAL INSTRUMENTS
-------------------------------

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

The estimated fair values of the Corporation's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                1998                     1997
                     -------------------------  ------------------------
                       Carrying        Fair       Carrying       Fair
                        Amount         Value       Amount        Value
                     -----------   -----------  -----------  -----------
Financial assets:
  Cash and cash
     equivalents     $25,471,822   $25,471,822  $18,687,570  $18,687,570
  Available-for-sale
     securities       31,879,320    31,879,320   20,796,287   20,796,287
  Held-to-maturity
     securities       16,152,624    16,162,284   17,185,188   17,225,063
  Federal Reserve
     Bank stock           97,500        97,500       97,500       97,500
  Loans              132,246,638   133,027,000  130,844,145  131,136,867
  Mortgages held-
     for-sale          1,576,925     1,576,925      376,533      376,533
  Accrued interest
     receivable        1,224,462     1,224,462    1,162,497    1,162,497

Financial liabilities:
  Deposits           193,549,414   194,043,000  176,291,010  176,499,864
  Notes payable          385,627       385,627      385,627      385,627
  Employee Stock
     Ownership Plan
     loan                200,000       200,000      300,000      300,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

                                             1998             1997
                                          -----------     -----------
Commitments to originate loans            $   847,000     $    25,000
Standby letters of credit                     247,529       1,436,381
Commercial letters of credit                  712,348         404,754
Unadvanced portions of loans:
 Consumer                                   1,844,086         799,583
 Home equity                                5,719,057       5,115,806
 Commercial lines of credit                10,008,924      12,753,660
 Commercial construction                      138,550         506,564
 Residential construction                     425,810         610,849
                                          -----------     -----------
                                          $19,943,304     $21,652,597
                                          ===========     ===========

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

The Corporation has no derivative financial instruments subject to the provisions of SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

NOTE 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

Most of the Bank's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 15 - REGULATORY MATTERS
----------------------------

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. As of December 31, 1998 the Bank could declare dividends up to $4,600,380, without the approval of the Comptroller of the Currency.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital
(as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                To Be Well
                                                                Capitalized
                                                                Under Prompt
                                                 For Capital    Corrective
                                                  Adequacy      Action
                                   Actual         Purposes      Provisions:
                              ---------------   --------------  --------------
                              Amount    Ratio   Amount   Ratio  Amount   Ratio
                              -------   -----   -------  -----  -------  -----
                                  (Dollar amounts in thousands)
As of December 31, 1998:
  Total Capital
   (to Risk Weighted Assets):
       Consolidated           $ 20,563  15.29%  $10,762  >8.0%      N/A
       Beverly National Bank    18,084  13.81    10,476  >8.0   $13,095  >10.0%

  Tier 1 Capital
   (to Risk Weighted Assets):
       Consolidated             18,878  14.03     5,381  >4.0       N/A
       Beverly National Bank    16,443  12.56     5,238  >4.0     7,857   >6.0


  Tier 1 Capital
   (to Average Assets):
       Consolidated             18,878   8.86     8,519  >4.0       N/A
       Beverly National Bank    16,443   7.83     8,399  >4.0    10,499   >5.0

                                                                To Be Well
                                                                Capitalized
                                                                Under Prompt
                                                  For Capital   Corrective
                                                  Adequacy      Action
                                   Actual         Purposes:     Provisions:
                               --------------   --------------  --------------
                               Amount   Ratio   Amount   Ratio  Amount   Ratio
                               -------  -----   -------  -----  -------  -----
                                          (Dollar amounts in thousands)
As of December 31, 1997:
  Total Capital
   (to Risk Weighted Assets):
       Consolidated            $18,608  14.39%  $10,346  >8.0%      N/A
       Beverly National Bank    16,588  13.09    10,136  >8.0   $12,670  >10.0%

  Tier 1 Capital
   (to Risk Weighted Assets):
       Consolidated             16,985  13.08     5,195  >4.0       N/A
       Beverly National Bank    14,997  11.78     5,091  >4.0     7,636   >6.0

  Tier 1 Capital
   (to Average Assets):
       Consolidated             16,985   8.68     7,830  >4.0       N/A
       Beverly National Bank    14,997   7.78     7,707  >4.0     9,634   >5.0

NOTE 16 - EARNINGS PER SHARE (EPS)
----------------------------------

In the earnings-per-share computations, the average number of shares outstanding does not include 21,975 shares for 1998, 16,633 shares for 1997 and 22,348 shares for 1996 which were the average number of shares not committed to be released under the Bank's ESOP plan for those years.

On April 7, 1998 the Corporation effected a two-for-one stock split of its common stock. The earnings per share computations for 1997 and 1996 have been restated to reflect the two-for-one stock split. The earnings per share has been reduced $1.47 and $1.38 per share in 1997 and 1996, respectively.

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:
                                                                        Per
                                             Income        Shares      Share
                                           (Numerator)  (Denominator)  Amount
                                           -----------  -------------  ---------
Year ended December 31, 1998
 Basic EPS
   Net income and income available to
      common stockholders                  $2,139,911     1,540,943      $1.39
   Effect of dilutive securities, options                   180,234
                                           ----------     ---------
 Diluted EPS
   Income available to common stockholders
      and assumed conversions              $2,139,911     1,721,177      $1.24
                                           ==========     =========

Year ended December 31, 1997
 Basic EPS
  Net income and income available to
      common stockholders                  $2,170,013     1,476,632      $1.47
  Effect of dilutive securities options
      and warrants                                          168,200
                                           ----------     ---------
 Diluted EPS
  Income available to common stockholders
      and assumed conversions              $2,170,013     1,644,832      $1.32
                                           ==========     =========

Year ended December 31, 1996
 Basic EPS
  Net income and income available to
      common stockholders                  $2,019,611     1,463,682      $1.38
  Effect of dilutive securities, options                     83,944
                                           ----------     ---------
 Diluted EPS
  Income available to common stockholders
      and assumed conversion               $2,019,611     1,547,626      $1.30
                                           ==========     =========


NOTE 17 - RECLASSIFICATION
--------------------------

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 18 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
--------------------------------------------------

The following financial statements presented are for the Beverly National Corporation (Parent Company Only) and should be read in conjunction with the consolidated financial statements.



                             BEVERLY NATIONAL CORPORATION
                             ----------------------------
                                (Parent Company Only)

                                   BALANCE SHEETS
                                   --------------

                              December 31, 1998 and 1997
                              --------------------------


ASSETS                                                 1998            1997
------                                             -----------    -----------
Cash                                               $     1,186    $     2,934
Investment in Beverly National Bank                 16,506,277     15,002,609
Investment in Cabot Street Realty Trust                525,418        548,347
Investment in available-for-sale securities            675,657        244,000
Loans                                                   35,000         35,000
Premises and equipment                                 549,374        570,666
Accounts receivable from subsidiaries                  828,357        865,000
Interest receivable                                      2,290          1,002
Prepaid and deferred taxes                              28,782         31,139
                                                   -----------    -----------
                                                   $19,152,341    $17,300,697
                                                   ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Employee Stock Ownership Plan loan                 $   200,000    $   300,000
Accrued audit expense                                    3,140          2,940
Other liabilities                                        9,588          7,047
                                                   -----------    -----------
            Total liabilities                          212,728        309,987
                                                   -----------    -----------

Stockholders' equity:
  Preferred stock, $2.50 par value per share;
    300,000 shares authorized; issued and
    outstanding none
  Common stock, par value $2.50 per share;
    authorized 2,500,000 shares; issued 1,609,698
    shares as of December 31, 1998 and 791,349
    shares as of December 31, 1997; outstanding,
    1,563,574 shares as of December 31, 1998 and
    760,482 as of December 31, 1997                 4,024,245      1,978,373
  Paid-in capital                                   2,470,673      4,319,092
  Retained earnings                                13,009,685     11,558,988
  Treasury stock, at cost (46,124 shares as of
    December 31, 1998 and 30,867 shares as of
    December 31, 1997)                               (427,467)      (572,093)
  Unearned Compensation - Employee Stock
    Ownership Plan                                   (200,000)      (300,000)
  Accumulated other comprehensive income               62,477          6,350
                                                 ------------   ------------
          Total stockholder's equity               18,939,613     16,990,710
                                                 ------------   ------------
                                                 $ 19,152,341   $ 17,300,697
                                                 ============   ============

                            BEVERLY NATIONAL CORPORATION
                            ----------------------------
                                (Parent Company Only)

                   STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   ---------------------------------------------

                    Years Ended December 31, 1998, 1997 and 1996
                    --------------------------------------------

                                       1998            1997            1996
                                   -----------    ------------    ------------
Interest and dividend income:
  Interest on taxable
    investment securities          $    23,186     $     5,801    $      6,577
  Interest on loans and
    receivables from subsidiaries       63,224          67,022          72,796
  Dividends from Beverly
    National Bank                      687,536         497,926         612,156
                                   -----------    ------------    ------------
          Total interest and
            dividend income            773,946         570,749         691,529
                                   -----------    ------------    ------------
Other income:
  Rental income                         36,000          36,000          36,000
                                   -----------    ------------    ------------
          Total other income            36,000          36,000          36,000
                                   -----------    ------------    ------------

Expenses:
  Occupancy expense                     21,292          16,742          16,912
  Equipment expense                        119             624           2,145
  Interest on notes payable                                             24,887
  Other expense                         76,431          83,971         133,754
                                   -----------    ------------    ------------
          Total expenses                97,842         101,337         177,698
                                   -----------    ------------    ------------
Income before income tax benefit
  and equity in undistributed net
  income (loss) of subsidiaries        712,104         505,412         549,831
Income tax benefit                      (3,400)         (6,536)        (31,071)
                                   -----------    ------------    ------------
Income before equity in
  undistributed net income
  (loss) of subsidiaries               715,504         511,948         580,902
                                   -----------    ------------    ------------
Equity in undistributed net income
  (loss) of subsidiaries:
  Beverly National Bank              1,447,336       1,684,342       1,468,702
  Cabot Street Realty Trust            (22,929)        (26,277)        (29,993)
                                   -----------    ------------    ------------

          Total equity in
            undistributed net
            income of subsidiaries   1,424,407       1,658,065       1,438,709
                                   -----------    ------------    ------------
Net income                           2,139,911       2,170,013       2,019,611
                                   -----------    ------------    ------------
Other comprehensive income, net of
 taxes
   Unrealized holding losses on
      available-for-sale
      securities, parent company
      only                                (205)
   Unrealized holding gains on
      available-for-sale
      securities, Beverly National
      Bank                              56,332          42,862          17,186
                                   -----------     -----------     -----------
          Total other comprehensive
            income, net of taxes        56,127          42,862          17,186
                                   -----------     -----------     -----------
    Comprehensive income           $ 2,196,038     $ 2,212,875     $ 2,036,797
                                   ===========     ===========     ===========

                         BEVERLY NATIONAL CORPORATION
                         ----------------------------
                            (Parent Company Only)

                          STATEMENTS OF CASH FLOWS
                          ------------------------

                 Years Ended December 31, 1998, 1997 and 1996
                 --------------------------------------------


                                          1998          1997           1996
                                      ------------  ------------  ------------
Cash flows from operating activity:
  Net income                          $  2,139,911  $  2,170,013  $  2,019,611

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Loss of merged subsidiary                                            196
      Undistributed net income of
        subsidiaries                    (1,424,407)   (1,658,065)   (1,438,709)
      Increase (decrease) in accrued
        expenses                               200        (3,941)       (7,738)
      Depreciation expense                  21,292        16,742        16,912
      Increase in taxes payable              2,541         3,830           950
      Change in prepaid and deferred
        taxes                                2,357          (552)        1,758
      Accretion of securities                 (205)
      (Increase) decrease in interest
        receivable                          (1,288)          (66)        3,053
      Decrease in interest payable                                        (138)
      (Increase) decrease in other
        assets                                            45,263       (43,822)
                                      ------------  ------------  ------------

  Net cash provided by operating
    activities                             740,401       573,224       552,073
                                      ------------  ------------  ------------

Cash flows from investing activities:
  Capital expenditures                                                  (4,550)
  Purchases of available-for-sale
    securities                            (501,313)     (281,500)     (173,000)
  Proceeds from sales of available-
    for-sale securities                     69,656                     132,000
  Proceeds from maturities of
    available-for-sale securities                         85,000
  Decrease in due from subsidiaries         49,000        95,000        69,000
  Increase in due to subsidiaries                                       65,000
  Cash received from merger of
    subsidiary                                                             142
                                      ------------  ------------  ------------

  Net cash provided by (used in)
    investing activities                  (382,657)     (101,500)       88,592
                                      ------------  ------------  ------------

Cash flows from financing activities:
  Repayment of notes payable                                          (300,000)
  Proceeds from sales of treasury
    stock                                  329,722        73,200        38,199
  Dividends paid                          (689,214)     (543,189)     (482,418)
                                      ------------  ------------  ------------

  Net cash used in financing
    activities                            (359,492)     (469,989)     (744,219)
                                      ------------  ------------  ------------

Net increase (decrease) in cash and
  cash equivalents                          (1,748)        1,735      (103,554)
Cash and cash equivalents at
  beginning of year                          2,934         1,199       104,753
                                      ------------  ------------  ------------
Cash and cash equivalents at end
  of year                             $      1,186  $      2,934  $      1,199
                                      ============  ============  ============

                          BEVERLY NATIONAL CORPORATION
                          ----------------------------
                             (Parent Company Only)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                  Years Ended December 31, 1998, 1997 and 1996
                  --------------------------------------------
                                  (continued)

Supplemental disclosure:                  1998          1997          1996
                                      ------------  ------------  ------------
Income taxes received                 $     (8,298) $     (9,814) $    (33,779)
 The following transactions were a
  result of the merger of 86 Bay
  Road Realty Trust into Beverly
  National Corporation:
   Assets acquired, exclusive of cash                             $     28,244
   Cash acquired in the merger                                             142
   Liabilities assumed                                                    (960)
   Elimination of due to subsidiary                                     65,000
   Elimination of investment in
     subsidiary                                                        (92,426)
                                                                  ------------
          Cash acquired in the merger                             $          0
                                                                  ============

The Parent Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996, and therefore are not reprinted here.





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	         NONE

PART III

ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth each of the Directors and Executive Officers of the Corporation and of the Bank. Except as follows, all Directors and Executive Officers of the Corporation have served as such since 1993. Mr. Clark R. Smith has been a Director since 1994. Mr. Glovsky has been a Director
since 1996.   Each Executive Officer holds office until the first Directors'
meeting following the annual meeting of stockholders and thereafter until his or her successor is elected and qualified. Each Director of the Corporation is also a Director of the Bank.

                                          Expiration   Business
                                           Date for    Experience
                                            Term of    During past
Name                     Age  Position      Office     Five Years
----------------------   ---  --------    ----------   -----------
Richard H. Booth         64   Director        2001     Retired Stockbroker

Neiland J. Douglas, Jr.  63   Director        2002     President, Morgan
                                                        and Douglas(Real
                                                        Estate Services)

John N. Fisher           58   Director        2000     President, Fisher &
                                                        George Electrical
                                                        Co., Inc.

Mark B. Glovsky          51   Director        2002     Attorney, Partner,
                                                       	Glovsky & Glovsky
                                                       	Attorneys at Law

John L. Good, III        54   Director        2001     Vice President,
                                                        Community Relations
                                                        &Development,
                                                        Northeast Health
                                                        Systems, Inc.

Alice B. Griffin         61   Director        2000     Consultant

Julia L. Robichau        61   Vice Pres.               Vice Pres. & Clerk of
                               & Clerk of               Corporation;
                               Corporation;             Vice President,
                               Vice                     &Chief Operations
                               President,               Officer &
                               Chief                    Cashier of Bank
                               Operations
                               Officer &
                               Cashier of
                               Bank

Peter E. Simonsen        48   Treasurer of             Treasurer of
                               Corporation;             Corporation;
                               Vice President           Vice President
                               and Chief                and Chief
                               Financial                Financial
                               Officer of               Officer of Bank
                               Bank

Clark R. Smith           60   Director        2001     Attorney

Lawrence M. Smith        57   President &     2002     President & CEO,
                               Chief                    Beverly
                               Executive                National
                               Officer of               Corporation and
                               Corporation              Beverly
                               and Bank,                National Bank,
                               Director                 Director

James D. Wiltshire       67   Director        2000     Consultant


No Director holds a directorship in any corporation (other than Beverly National Corporation) with a class of securities registered pursuant to
Section 12, of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d), of such Act or any corporation registered as an investment company under the Investment Company Act of 1940.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain information regarding the compensation paid to Executive Officers for services rendered in capacities to the Corporation and the Bank during the fiscal year ended December 31, 1998, 1997, and 1996, respectively. No other Executive Officer of the Corporation or the Bank received cash compensation in excess of $100,000.

                                                              SUMMARY COMPENSTION TABLE
                                                                                             LONG TERM COMPENSATION
                                       ___________________________________________________________________________________________
                                               ANNUAL COMPENSATION                      AWARDS                    PAYOUTS
                                                              Other Annual      Restricted     Options/      LTIP      All Other
                                                              Compensation     Stock Awards      SARs       Payouts   Compensation
Name and Principal Position     Year   Salary($)   Bonus($)     ($) (1)            ($)           (#)          ($)      (2) (3) ($)
__________________________________________________________________________________________________________________________________
Lawrence M. Smith               1998    185,075     49,825       5,377                                                    120,480
President of the Corporation    1997    178,300     45,000       7,324                            4,000                   139,810
and President, Chief            1996    171,500     37,500       4,756                           12,000                   134,190
Executive Officer of the Bank

Julie L. Robichau               1998     91,650     20,000         586                                                     27,857
Vice President and Clerk of     1997     88,300     19,000         436                            2,000                    40,844
the Corporation and             1996     85,000     15,000         303                                                     31,949
Vice President and Cashier,
Chief Operations Officer of
the Bank
Peter E. Simonsen               1998     95,000     19,900         316                                                      3,778
Treasurer of the Corporation    1997     91,720     19,000         297                            2,000                    16,001
and Vice President and          1996     88,370     15,425         280                                                      8,002
Chief Financial Officer of the
Bank

James E. Rich                   1998     99,775     20,500         425                                                      3,997
Vice President and Senior       1997     96,275     12,000         370                            2,000                    16,680
Trust Officer of the Bank       1996     93,275     15,925         125                                                      8,482

Deborah A. Rosser               1998     85,100     18,000         108                                                      3,456
Vice President and              1997     73,000     15,275          80                                                     12,740
Senior Loan Officer             1996     65,000     10,700          59                                                      5,833

<F1>
    (1) Included in other annual compensation is an automobile allowance for Lawrence M. Smith and Excess Group Life Insurance for Lawrence M. Smith, Julia L. Robichau, Peter E. Simonsen and James E. Rich.
<F2>
    (2) Included in all other compensation is profit sharing, ESOP, life insurance for Lawrence M. Smith, Julia L. Robichau, Peter E. Simonsen and James E. Rich; SERPS for Lawrence M. Smith, $133,514 and Julia L. Robichau, $39,546; and key man insurance for Lawrence M. Smith.

<F3>
    (3) Information concerning allocations under the Corporation's Employee Stock Ownership Plan and Profit Sharing for 1998 are unavailable, at date of filing.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
--------------------------------------------------------------
Option/SAR Values
-----------------

The table below sets forth information regarding stock options that were exercised, if any, during the last fiscal year, and unexercised stock options held:

                                                             Number of Securities
                                                            Underlying Unexercised      Value of Unexercised
                                                                 Options/SARS        In-The-Money Options/SARS
                                  Shares                         At FY/End (#)              At FY/End (#)
                                Acquired on       Value         Exercisable (E)/           Exercisable (E)/
Name and Principal Position     Exercise (#)   Realized ($)    Unexercisable (U)          Unexercisable (U)
_______________________________________________________________________________________________________________
Lawrence M. Smith                  3,000        $ 39,000         67,580 (E) (1)             $522,662 (1) (E)
President of the Corporation                                          0 (U)
and President, Chief
Executive Officer of the Bank

Julia L. Robichau                 18,000        $185,000              0                            0
Vice President and Clerk of
the Corporation and
Vice President and Cashier,
Chief Operations Officer of
the Bank

Peter E. Simonsen                  2,500        $ 28,750          5,700 (E)                 $ 44,314 (E)
Treasurer of the Corporation                                      9,800 (U)                 $128,626 (U)
and Vice President and
Chief Financial Officer of the
Bank

James E. Rich                          0               0         10,720 (E)                 $ 79,454 (E)
Vice President and Senior                                         7,280 (U)                 $ 78,086 (U)
Trust Officer of the Bank

Deborah A. Rossser                   600        $  9,526              0 (E)                        0 (E)
Vice President and                                                6,600 (U)                 $ 78,366 (U)
Senior Loan Officer

<F1>
     (1) As of December 31, 1998, the market value of Beverly National Corporation common stock was $18.50 per share. As the option exercise price for the options previously granted to Mr. Smith equals 12,000 shares @ $5.95 per share, 24,000 shares @ $7.00 per share, 21,000 shares @ $7.65 per share, 6,020 shares @ $10.15 per share, 1,980 shares @ $8.63 per share, and 2,580 shares @ $16.47 per share which amounts to less than the December 31, 1998 market value of $18.50, the options were "in-the-money" on December 31, 1998. Options are "in-the-money" if the fair value of the underlying securities exceeds the exercise price of the option.
<F2>
     (2) The option exercise price for the options granted to Mr. Simonsen in 1993 was 9,500 shares @ $7.00 per share, in 1997 4,000 @ $10.15, and in 1998 2,000 @ $16.47, which amnount is less than $18.50 per share as of December 31, 1998. Accordingly, the options of 15,500 were "in-the-money" on December 31, 1998.
<F3>
     (3) The option exercise price for the options granted to Mr. Rich in 1993 was 12,000 shares @ $7.00 per share, in 1997 4,000 shares @ $10.15 per share. and in 1998 2,000 @ $16.47 per share, which amount is less than $18.50 per share as of December 31, 1998. Accordingly, the options of 18,000 were "in-the-money" on December 31, 1998.
<F4>
     (4) The option exercise price for the options granted to Mrs. Rosser in 1997 was 4,800 sharesas $10.15, and in 1998 1,800 @ $16.47, which amount is less than $18.50 per share on December 31, 1998. Accordingly, the options of 6,600 were "in-the-money" on December 31, 1998.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

With the exception of the individuals set forth in the table below, no other executive officer of the Corporation was granted options to purchase shares of common stock. All shares purchased upon the exercise of any option must be paid in full at the time of the purchase.

                                                      INDIVIDUAL GRANTS

                                Number of       Percent of
                               Securities     Total Options/                Fair Market
                               Underlying      SARs Granted    Exercise or   Value on
                               Option/SARs     to Employees     Base Price    Date of    Date of        Date of     Expiration
Name and Principal Position    Granted (#)   in Fiscal Year (1)   ($/Sh)       Grant      Grant     Exercisability     Date
______________________________________________________________________________________________________________________________
Lawrence M. Smith              2,580              7.5%            $16.47       $16.47      02/07/98       (2)        08/01/08
President of the Corporation
and President, Chief
Executive Officer of the Bank

Julia L. Robichau              2,000              5.8%            $16.47       $16.47      02/07/98       (2)        08/01/08
Vice President and Clerk of
the Corporation and
Vice President and Cashier,
Chief Operations Officer of
the Bank

Peter E. Simonsen              2,000              5.8%            $16.47       $16.47      02/07/98       (2)        08/01/08
Treasurer of the Corporation
and Vice President and
Chief Financial Officer of
the Bank

James E. Rich                  2,000              5.8%            $16.47       $16.47      02/07/98       (2)        08/01/08
Vice President and Senior
Trust Officer of the Bank

<F1>
     (1)  The options/SARs granted to employees in 1998 totaled 34,580 shares.
<F2>
     (2) In 1996, the Corporation adopted the 1996 Incentive Stock Option Plan for key employees. Under the 1996 Plan, up to 35,900 shares of common stock may be granted, at fair value, to participants who will be selected from key employees. In 1998, the following grants were issued: 2,580 to Mr. Smith and 2,000 to Mrs. Robichau vested immediately, 2,000 to Messrs. Simonsen and Rich vested at 10% over 10 years.

Directors
---------

The Corporation pays no cash compensation to its Directors for their services as a Director. As a Director of the Bank, Directors are paid a quarterly fee of $1,500.00. In addition, for each semimonthly meeting attended, a Director receives $300.00. Any Director serving on a subcommittee is compensated at the rate of $100.00 per hour for committee meetings.

Beverly National Corporation 1998 Directors Plan
------------------------------------------------

The purpose of the 1998 Directors Plan is to provide incentives to present and future directors of Beverly National Corporation. The aggregate number of shares of stock for options which may be granted under this plan is 30,000 shares. The effective date of this plan is as of December 22, 1998. Each option shall expire 10 years after the date of such grant or no later than three months after termination of appointee's services. No options of the 1998 Directors Plan were granted.

Employment and Severance Agreements
-----------------------------------

The Corporation has entered into an Employment Agreement and Severance Agreement with Lawrence M. Smith. The Employment Agreement provided Mr. Smith with a minimum compensation until May 31, 1991. At that time the contract was extended, and on December 22, 1998, the contract was further extended to continue through May 31, 1999; provided, however, that commencing on May 31, 1999 the term of the Employment Agreement shall automatically be extended for one additional year unless, not later than November 30, 1998, either party notifies the other by written notice of its intent not to extend. Also this agreement provides that during the Employment Agreement and for one year afterward, Mr. Smith cannot compete with the Corporation and its subsidiaries within their market area. The Severance Agreement allows that in the event of a change in control of the Corporation, if Mr. Smith's employment is terminated other than for cause as defined in the agreement, disability or retirement within three years after the change in control, then he shall be entitled to a lump sum payment from the Corporation approximately equal to three times his average annual compensation for the previous five years.

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

Robichau Employment Agreement
-----------------------------

The Corporation entered into an employment agreement with Julia L. Robichau in December 1996 (the "Robichau Employment Agreement"). The Robichau Employment Agreement provides for Mrs. Robichau's employment as Vice President and Clerk of the Corporation and Vice President, Cashier and Chief Operations Officer of the Bank. In connection with her employment, the Corporation will pay to Mrs. Robichau an annual base salary of $91,600 per year, which annual base salary shall be adjusted upward from time to time in the sole discretion of the Corporation.

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

Consulting Agreement
--------------------

In December 1996, the Corporation entered into a consulting agreement (the "Consulting Agreement") with Mrs. Robichau, pursuant to which the Corporation will retain Mrs. Robichau as a consultant after Mrs. Robichau's retirement from the Corporation. Mrs. Robichau is scheduled to retire as an officer and employee of the Corporation on June 30, 1999. The term of the Consulting Agreement will continue in effect through June 30, 2002. Pursuant to the Consulting Agreement, Mrs. Robichau will be paid a consulting fee of $30,000 per year as amended in October 1998. The Consulting Agreement contains a non-compete clause and shall commence upon the expiration of the term of the Robichau Employment Agreement. Should the Consulting Agreement be terminated, the Corporation has agreed to pay Mrs. Robichau through the term thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and related notes set forth information regarding stock owned by each of the Directors of the Corporation and Bank and by all officers and Directors of the Corporation and Bank as a group at March 4, 1999. The percentage is based upon 1,566,574 shares of common stock outstanding.

                                Number of Shares           Percent of
                                Beneficially               Outstanding
   Name of Owner (9)            Owned (1)(2)               Shares
   -----------------            ----------------           -----------
   Richard H. Booth              9,620 (3,4)                 .61%

   Neiland J. Douglas, Jr.      16,652 (3,5)                1.05%

   John N. Fisher               15,450 (3,6)                 .98%

   Mark B. Glovsky               2,520 (3)                   .16%

   John L. Good, III            13,592 (3)                   .86%

   Alice B. Griffin             10,794 (3)                   .69%

   Clark R. Smith                8,006 (3)                   .51%

   Lawrence M. Smith            75,586 (3,7)                4.63%

   James D. Wiltshire            9,420 (3)                   .60%

   All Directors and officers
    as a group (14 persons)    218,318 (8)                 12.74%


(1) Based upon information provided to the Corporation by the indicated persons. The number of shares which each individual has the option to purchase has been added to the number of shares actually outstanding for the purpose of calculating the percentage of such person's ownership.

(2) Under regulations of the Securities and Exchange Commission, a person is treated as the beneficial owner of a security if the person, directly or indirectly (through contract, arrangement, understanding, relationship or otherwise) has or shares (a) voting power, including the power to vote or to direct the voting, of such security, or (b) investment power with respect to such security, including the power to dispose or direct the disposition of such security. A person is also deemed to have beneficial ownership of any security that such person has the right to acquire within 60 days. Unless indicated in another footnote to this tabulation, a person has sole voting and investment power with respect to the shares set forth opposite his or her name. The table does not reflect the 30,000 shares held in the Beverly National Bank Retirement Plan or the 4,600 shares held in the Beverly National Bank Profit Sharing Plan, or the 98,593 shares held by the Corporation's Employee Stock Ownership Plan, as to which Messrs. Smith, Good and Douglas serve as trustees.

(3) Includes stock options to purchase shares which were exercisable as of March 4, 1999, or within 60 days thereafter, as listed: Richard H. Booth, 7,420, Neiland J. Douglas, Jr., 12,460, John N. Fisher, 8,320, Mark B. Glovsky, 2,020, John L. Good, III, 12,460, Alice B. Griffin, 3,820, Clark R Smith, 2,020, Lawrence M. Smith, 67,580, James D. Wiltshire, 7,420, Officers (as a group), 24,110.

(4)  Includes 130 shares owned jointly by Mr. Booth and Mr. Booth's spouse.

(5)  Includes 118 shares owned by Mr. Douglas' spouse.

(6)  Includes 3,038 shares owned jointly by Mr. Fisher and Mr. Fisher's spouse.

(7) Includes 2,170 shares owned jointly by Mr. Smith and Mr. Smith's spouse; and 2,080 shares owned by Mr. Smith's spouse.

(8) Includes stock options owned by all Directors and Officers as a group to purchase 147,630 shares which were exercisable, as of March 4, 1999 or within 60 days thereafter.

(9) The individuals listed can be contacted through the Corporation (Beverly National Corporation, 240 Cabot Street, Beverly, MA 01915).


The following table and related notes set forth certain information as of March 4, 1999 with respect to all persons known to the Corporation to be the beneficial owner of more than 5% of the Corporation's outstanding common stock:

                                  Number of Shares
                                  Directly and
 Name and Address                 Beneficially         Outstanding
    of Owner                        Owned               Shares (1)
-----------------                 ----------------     -------------
Harold C. Booth                     121,782 (2)            7.77%
P.O. Box 729
Center Harbor, NH  03226

Beverly National Corporation         98,593                6.29%
Employee Stock Ownership Plan
240 Cabot Street
Beverly, MA  01915

John Sheldon Clark                   90,750 (3)            5.79%
430 Park Avenue
Suite 1800
New York, NY  10022


(1) The percentages above are based on 1,566,574 shares of common stock outstanding as of March 4, 1999.

(2) Includes 92,436 shares owned by Mr. Booth's trust and 29,346 owned by Mr. Booth's spouse's trust, of which the Bank is a trustee and shares investment and voting power.

(3) These shares include shares held in trust for "Trust under the Will of Charles M. Clark, Jr. for the benefit of Valer C. Austin" and "Trust under the Will of Charles M. Clark, Jr. for the benefit of John Sheldon Clark" (29,212 shares). Mr. Clark acts as trustee for both trusts and has investment authority. This includes 14,980 shares owned by Mr. Clark's spouse.

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

As of December 31, 1998, the Bank had outstanding $969,527 in loans to Directors, Executive Officers, members of their family and their associates, which represents 5.12% of capital. Federal banking laws and regulations limit the aggregate amount of indebtedness which banks may extend to bank insiders. Pursuant to such laws, the Bank may extend credit to Executive Officers, Directors, Principal Shareholders or any related interest of such persons, if the extension of credit to such person is in the amount that, when aggregated with the amount of all outstanding extensions of credit to such individuals, does not exceed the Bank's unimpaired capital and unimpaired surplus.
As of December 31, 1998, the aggregate amount of extensions of credit to insiders was well below this limit.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   				               	BEVERLY NATIONAL CORPORATION



Date:   3/23/99                         By:/s/Lawrence M. Smith
        _______                           _____________________________________
                                          President & CEO and
                                          Director, Principal Executive Officer

Date:  3/23/99                          By:/s/Peter E. Simonsen
       _______                             ____________________________________
                                           Treasurer,Principal Financial &
                                           Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Date                                  Name and Capacity
    ____                                  _________________

  3/23/99                                 /s/Lawrence M. Smith
  _______                                 ___________________________________
                                          Lawrence M. Smith,
                                          President & CEO &
                                          Director, Principal Executive Officer
  3/23/99                                 /s/Richard H. Booth
  _______                                 ___________________________________
                                          Richard H. Booth - Director
  3/23/99                                 /s/Neiland J. Douglas, Jr.
  _______                                 ___________________________________
                                          Neiland J. Douglas,Jr. - Director
  3/23/99                                 /s/John N. Fisher
  _______                                 ___________________________________
                                          John N. Fisher - Director
  3/23/99                                 /s/ Mark B. Glovsky
  _______                                 ___________________________________
                                          Mark B. Glovsky -Director
  3/23/99                                 /s/John L. Good, III
  _______                                 ___________________________________
                                          John L. Good, III - Director

  3/23/99                                 /s/Alice B. Griffin
  _______                                 ___________________________________
                                          Alice B. Griffin - Director
  3/23/99                                 /s/Clark R. Smith
  _______                                 ___________________________________
                                          Clark R. Smith - Director
  3/23/99                                 /s/James D. Wiltshire
  _______                                 ___________________________________
                                          James D. Wiltshire -  Director

                          SUPPLEMENTAL INFORMATION

Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement, and Proxy for Annual Meeting of Shareholders for the Registrant's 1999 Annual Meeting of Shareholders, which was held on March 23, 1999, are furnished herein. Such material is not deemed to be filed with the Commission of otherwise subject to the liabilities of Section 18 of the Securities Exchange Act, unless specifically incorporated by reference in their reports.

             ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K



(a)                          EXHIBIT INDEX

 3.1  Articles of Organization of Corporation, as Amended. . . . . . . . . (1)

 3.2  By-Laws of Corporation, as Amended. . . . . . . . . . . . . . . . . .(2)

10.1 Indenture dated as of January 21, 1976 between Benjamin Brown and Virgil C. Brink, Trustees of Y & M Trust, and Beverly
     National Bank. . . . .. . . . . . . . . . . . . . . . . . . . . . . . (3)

10.2 1987 Incentive Stock Option Plan for Key Employees . . . . . . . . . .(4)

10.3  1987 Directors' Plan, as amended. . . . . . . . . . . . . . . . . . .(5)

10.4  Employment Agreement dated May 31, 1991 between Beverly
      National Corporation and Lawrence M. Smith. . . . . . . . . . . . . .(2)

10.5  Severance Agreement dated July 8, 1987 between Beverly
      National Corporation and Lawrence M. Smith. . . . . . . . . . . . . .(3)

10.6  Beverly National Corporation Plan for Severance
      Compensation After Hostile Takeover. . . . . . . . . . . . . . . . . (3)

10.7  Employment Agreement between Beverly National Corporation and Julia L. Robichau dated December 24, 1996 . . . . . . . . . . . .(6)

10.8  Change in Control Agreement between Beverly National
      Corporation and Julie L. Robichau dated December 24, 1996 . . . . . .(7)

10.9  Consulting Agreement between Beverly National Corporation and Julia L. Robichau dated December 24, 1996 . . . . . . . . . . . .(8)

10.10 Supplemental Executive Retirement Agreement between
      Beverly National Corporation and Lawrence M. Smith dated
      December 24, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . (9)

10.11 Supplemental Executive Retirement Agreement between Julia
      L. Robichau dated December 24, 1996. . . . . . . . . . . . . . . . .(10)

10.12 1996 Incentive Stock Option Plan For Key Employees. . . . . . . . . (11)

10.13 1998 Incentive Stock Option Plan for Key Employees. . . . . . . . . (12)

10.14 1998 Directors Plan . . . . . . . . . . . . . . . . . . . . . . . . (13)

10.15 Lawrence M. Smith Contract Extension . . . . . . . . . . . . . . . .(14)

10.16 Julia L. Robichau Amendment to Consulting Agreement . . . . . . . . (15)

10.17 Julia L. Robichau Amendment to Supplemental Executive
      Retirment Agreement . . . . . . . . . . . . . . . . . . . . . . . . (16)

20.   1998 Proxy Statement. . . . . . . . . . . . . . . . . . . . . . Page 104

21.   Subsidiaries of Corporation . . . . . . . . . . . . . . . . . . Page 113

23.   Consent of Shatswell, MacLeod & Company, P.C. . . . . . . . . . Page 114

27.   Financial Data Schedule


(b) the Corporation did not file a Form 8-K during the quarter ended December 31, 1998.

 (1) Incorporated herein by reference to the identically numbered exhibits to the Annual Report 10-KSB for December 31, 1994.

 (2) Incorporated herein by reference to identically numbered exhibits to the Annual Report 10-KSB for December 31, 1993.

 (3) Incorporated herein by reference to identically numbered exhibits filed
     as part of	Corporation's Registration Statement on Form S-18 (file No.
     33-22224-B filed	with the Commission on July 9, 1988.

 (4) Incorporated herein by reference to Exhibit 4(a) to the Corporation's Registration Statement on Form S-8 (No. 33-347) filed on January 22, 1996.

 (5) Incorporated herein by reference to Exhibit 4(b) to the Corporation's Registration Statement on Form S-8 (No. 33-347) filed on January 22, 1996.

 (6) Incorporated herein by reference to Exhibit 10.8 to the Annual Report
     10-KSB for	December 31, 1996.

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