Form 10QSB
period 1999-03-31
BEVERLY NATIONAL CORP
filed 1999-05-14
CIK 742275

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 1999
                              ---------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_______________

Commission file number   33-22224-B
                      ----------------

                         Beverly National Corporation
         -----------------------------------------------------------
         (Name of small business issuer as specified in its charter)

Massachusetts                                    04-2832201
-------------------------------              -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

240 Cabot Street  Beverly, Massachusetts             01915
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code  (978) 922-2100
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1999. 1,564,674 shares
                                  ----------------

Transitional small business disclosure format    Yes
                                                    -----
                                                 No   X
                                                    -----

                          BEVERLY NATIONAL CORPORATION

                                    INDEX

PART I.   FINANCIAL INFORMATION                                       PAGE

   Item 1.
          Financial Statements (Unaudited)

           Consolidated Balance Sheets at
           March 31, 1999 and December 31, 1998 . . . . . . . . . . . . 3-4

           Consolidated Statements of Income for the Three Months
           Ended March 31, 1999 and 1998  . . . . . . . . . . . . . . . 5-6

           Consolidated Statements of Cash Flow for the
           Three Months Ended March 31, 1999 and 1998 . . . . . . . . . 7-8

           Notes to Consolidated Financial Statements . . . . . . . . . 9

   Item 2.

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . . . . . . . 10

PART II.    OTHER INFORMATION

   Item 1.
           Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  20

   Item 2.
           Changes in Securities and Use of Proceeds . . . . . . . . .  20

   Item 3.
           Defaults Upon Senior Securities . . . . . . . . . . . . . .  20

   Item 4.
           Submission of Matters to a Vote of Security Holders . . . .  20

   Item 5.
           Other Information. . . . . .  . . . . . . . . . . . . . . .  20

   Item 6.
           Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  20

           Signatures. . . . . . . . . . . . . . . . . . . . . . . . .  19

                BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                         MARCH 31,    DECEMBER 31,
                                           1999          1998
                                       ------------   ------------
ASSETS

Cash and due from banks                $ 10,790,312   $ 10,971,822
Federal funds sold                       12,500,000     14,500,000
Investments in avialable-for-sale
  securities (at fair value)             33,365,585     31,879,320
Investments in held-to-maturity
  securities                             13,110,535     16,152,624
Federal Reserve Bank Stock, at cost          97,500         97,500
Loans:
  Commercial                             24,590,897     24,987,512
  Real estate-construction and
    land development                      2,611,168      2,926,158
  Real estate-residential                46,328,153     49,678,024
  Real estate-commercial                 49,684,602     44,223,264
  Consumer                                7,250,759      8,241,229
  Municipal                               2,262,108      2,669,963
  Other                                     504,768      1,318,270
  Allowence for possible loan losses     (1,956,057)    (1,934,541)
  Deferred loan fees, net                   146,053        136,759
  Unearned income                                 0              0
                                       ------------   ------------
     Net loans                          131,692,451    132,246,638
Mortgages held for sale                   3,167,855      1,576,925
Premises and equipment, net               4,757,498      4,561,232
Other real estate owned                           0              0
Accrued interest receivable               1,519,718      1,224,462
Other assets                              2,142,061      1,819,781
                                       ------------   ------------
                                       $213,143,515   $215,030,304
                                       ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                  $ 36,159,033   $ 41,721,322
  Interest bearing
    Regular savings                      42,614,781     40,608,619
    NOW accounts                         36,026,613     35,933,589
    Money market accounts                19,549,883     17,884,214
    Time deposits                        57,763,669     57,401,670
                                       ------------   ------------
      Total deposits                    192,113,979    193,549,414

Notes payable                                     0        385,627
Employee Stock Ownership Plan loan                0        200,000
Other liabilities                         1,814,415      1,955,650
                                       ------------   ------------
      Total liabilities                 193,928,394    196,090,691
                                       ------------   ------------

Stockholders' equity:

Preferred stock, $2.50 par value per
  share; 300,000 shares authorized;
  issued and outstanding none.
Common Stock, $2.50 par value per
  share; 2,500,000 shares authorized;
  issued 1,610,798 as of March 31, 1999
  and 1,609,698 as of December 31, 1998;
  outstanding 1,564,674 shares as of
  March 31, 1999 and 1,563,574 as of
  December 31, 1998.                      4,026,995      4,024,245
Paid in capital                           2,479,607      2,470,673
Retained earnings                        13,152,342     13,009,685
Treasury stock, at cost (46,124 shares
  as of March 31, 1999 and December
  31, 1998.)                               (427,467)      (427,467)
Net unrealized holding gain (loss) on
  available-for-sale securities             (16,356)        62,477
Unearned compensation-Employee Stock
  Ownership Plan                                  0       (200,000)
                                       ------------   ------------
Total stockholders' equity               19,215,121     18,939,613
                                       ------------   ------------
                                       $213,143,515   $215,030,304
                                       ============   ============

The accompanying notes are an itegral part of these consolidated financial statements.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                             Three Months Ended March 31,
                                                1999           1998
                                             ----------      ----------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                 $2,908,702      $2,954,282
  Interest and dividends on investment
      securities
      Taxable                                   675,905         574,029
      Tax-exempt                                  8,717           5,764
  Other interest                                126,015         166,886
                                             ----------      ----------
     Total interest and dividend income       3,719,339       3,700,961
                                             ----------      ----------
INTEREST EXPENSE:
  Interest on deposits                        1,317,222       1,295,043
  Interest on short term borrowings                   0               0
  Interest on notes payable                      12,604           8,696
                                             ----------      ----------
     Total interest expense                   1,329,826       1,303,739
                                             ----------      ----------
Net interest and dividend income              2,389,513       2,397,222

Provision for loan losses                             0               0
                                             ----------      ----------
Net interest and dividend income after
   provision for loan losses                  2,389,513       2,397,222
                                             ----------      ----------
NONINTEREST INCOME:
  Income from fiduciary activities              322,347         271,277
  Service charges on deposit accounts            91,137          93,338
  Other deposit fees                             47,847          57,148
  Other income                                  105,983          91,690
                                             ----------      ----------
     Total noninterest income                   567,314         513,453
                                             ----------      ----------
NONINTEREST EXPENSE:
  Salaries and employee benefits              1,332,180       1,279,276
  Occupancy expense                             218,137         200,217
  Equipment expense                             108,494         109,300
  Data processing fees                           93,339          57,740
  Stationery and supplies                        57,164          38,545
  Other expense                                 555,442         441,929
                                             ----------      ----------
      Total noninterest expense               2,364,756       2,127,007
                                             ----------      ----------
      Income before income taxes                592,071         783,668

Income taxes                                    230,500         314,100
                                             ----------      ----------
      Net Income                             $  361,571      $  469,568
                                             ==========      ==========

Earnings per share:
  Primary shares outstanding                  1,473,243       1,500,144
                                             ==========      ==========
  Diluted shares outstanding                  1,660,614       1,676,308
                                             ==========      ==========
  Net income per share-primary               $     0.25      $     0.31
  Net income per share-diluted               $     0.22      $     0.28
  Dividends per share                        $     0.14      $     0.18
  Special dividend per share                 $     0.00      $     0.05

The accompanying notes are an integral part of these consolidated financial statements.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                1999            1998
                                             -----------     -----------
Cash flows from operating activities:
  Interest received                          $ 3,440,770     $ 3,460,111
  Service charges and other income               558,594         503,065
  Interest paid                               (1,331,638)     (1,339,499)
  Cash paid to suppliers and employees        (2,524,484)     (1,805,916)
  Income taxes paid                             (111,351)       (112,137)
                                             -----------     -----------
Net cash provided by operating activities         31,891         705,624
                                             -----------     -----------
Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity                3,042,000       3,042,938
  Proceeds from maturities of investment
   securities available-for-sale               6,387,721       8,137,008
  Purchases of investment securities held-
    to-maturity                                        0       1,999,531
  Purchases of investment securities
    available-for-sale                        (7,953,993)    (11,902,636)
  Net increase in loans                          516,862       3,003,669
  Proceeds from sale of mortgages             (1,582,210)        161,929
  Capital expenditures                          (313,016)        (57,528)
  Recoveries of previously charged off loans      21,902          48,295
  (Increase) decrease in other assets           (283,268)        (20,739)
  Increase (decrease) in other liabilities      (406,734)       (373,354)
                                             -----------     -----------
Net cash provided by (used in) investing
  activites                                     (570,736)      4,039,113
                                             -----------     -----------
Cash flows from financing activites:
  Net increase (decrease)in demand deposits,
    NOW, money market, and savings accounts   (1,797,434)      4,143,418
  Net increase (decrease) in time deposits       361,999       4,702,000
  Issued capital stock                            11,684         102,798
  Dividends paid                                (218,914)       (174,968)
                                             -----------     -----------
Net cash used in financing activities         (1,642,665)      8,773,248
                                             -----------     -----------
Net increase (decrease) in cash and cash
  equivalents                                 (2,181,510)     13,517,985
Cash and cash equivalents beginning of year   25,471,822      18,687,570
                                             -----------     -----------
Cash and Cash equivalents at March 31:       $23,290,312     $32,205,555
                                             ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 1999 and 1998
                                 (Unaudited)
                                 (Continued)

Reconciliation of net income to net cash provided by operating activities:

                                                1999             1998
                                             -----------     -----------
Net income                                   $   361,571     $   469,568
                                             -----------     -----------
Depreciation expense                             116,750         108,814
Amortization expense of investment securities      6,276           1,274
Accretion income of investment securities         (5,013)        (51,409)
Change in prepaid interest                         5,572             983
Provision for loan losses                              0               0
Increase (decrease) in taxes payable             119,149         201,963
(Increase) decrease in interest receivable      (295,255)       (116,291)
Increase (decrease) in interest payable           (7,384)        (36,743)
Increase (decrease) in accrued expenses         (231,893)        243,595
Net (gain) loss on sale of mortgages              (8,720)        (10,388)
Change in deferred loan fees                      15,423         (74,424)
Change in prepaid expenses                       (44,585)        (31,318)
                                             -----------     -----------
Total adjustments                                329,680         236,056
                                             -----------     -----------
Net cash provided by operating activities    $    31,891     $   705,624
                                             ===========     ===========
Non-cash investing activities:

Loans transferred to other real estate
  owned                                      $         0     $         0
                                             ===========     ===========

                          BEVERLY NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                (Unaudited)

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments which are necessary, to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 1999.


2.   EARNINGS PER SHARE

     Earnings per share calculations are based on the weighted average number of common shares outstanding during the period. The computation of primary and diluted earnings per share have been adjusted retroactively for all periods presented to reflect the 2 for 1 stock split on April 7, 1998.

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

Summary
-------

The Corporation's net income for the three months ended March 31, 1999, was $361,571 as compared to $469,568 for the time period ended March 31, 1998.
This represents a decrease of $107,997 or 23.0%. Primary earnings per share totaled $.25 for the three months ended March 31, 1999, as compared to earnings per share of $.31 for the three months ended March 31, 1998. The reduction is primarily attributable to the tightening of net interest margins and the increase of non interest expense.

                        THREE MONTHS ENDED MARCH 31, 1999
                 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net Interest Income
-------------------

Net interest and dividend income for the three months ended March 31, 1999, totaled $2,389,513 as compared to $2,397,222 for the same time period in 1998. This decrease was $7,709 or 0.3%. Total interest and dividend income equaled $3,719,339 for the three months ended March 31, 1999 as compared to $3,700,961 for the same time period in 1998, an increase of $18,378 or 0.5%. Loan income for the three months ended March 31, 1999, totaled $2,908,702 as compared to $2,954,282 for the same time period in 1998. This decrease of $45,580 or 1.5% represents the increased level of competition for loan production and tightening of the interest margin. Interest and Dividends on Taxable Investment Securities for the three months ended March 31, 1999 totaled $675,905 as compared to $574,029 for the same period in 1998. This increase of $101,876 or 17.75% is attributable to a higher volume of investments. The taxable investment portfolio increased $9,516,434 during the past twelve months. The interest earned from federal funds sold decreased $40,871 or 24.5% for the three months ended March 31, 1999 when compared to the same time period in 1998, due to decreased volume and rates.

Deposit interest expense equaled $1,317,222 for the three months ended March 31, 1999, as compared to $1,295,043 for the same period in 1998. This increase of $22,179 or 1.7% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

Notes payable interest expense for the three months ended March 31, 1999 totaled $12,604 in comparison $8,696 for the corresponding time period in 1998. This reflects the acceleration of loan fees relating to the paydown of the CSRT bond in March 1999.

Loan Loss Provision
-------------------

No provisions to the allowance for possible loan losses were made during the first calendar quarters of 1999 or 1998, respectively. At March 31, 1999, the Corporation's allowance for possible loan losses was $1,956,057 representing 1.4% of gross loans as compared to $1,934,541 and a ratio of 1.5% of gross loans at December 31, 1998.

The Corporation's non-accrual loans were $385,119 at March 31, 1999 as compared to $297,375 at December 31, 1998.

The ratio of non-performing assets to total loans and mortgages held for sale was 0.41% for March 31, 1999 as compared to 0.35% as of December 31, 1998. This increase can be attributed to additional loans that were temporarily overdue 90 days or more and a higher non-accrual balance. The ratio of non-performing assets to allowance for loan losses equaled 28.6% at March 31, 1999 as compared to 24.3% at December 31, 1998.

A total of $386 loans were charged off by the Corporation during the quarter ended March 31, 1999 as compared to $224,540 charged off during the corresponding period in 1998. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $21,902 was recovered of previously charged off notes by the Corporation during the quarter ended March 31, 1999, as compared to $48,295 recovered during the corresponding period in 1998.

Noninterest Income
------------------

Noninterest income totaled $567,314 for the three months ended March 31, 1999 as compared to $513,453 for three months ended March 31, 1998. This is an increase of $53,861 or 10.5%. Income from fiduciary activities totaled $322,347 for the three months ended March 31, 1999 as compared to $271,277 for the three months ended March 31, 1998. This $51,070 or 18.8% increase can be primarily attributed to increased reoccurring trust business. Service charges on deposit accounts totaled $91,137 for the three months ended March 31, 1999, as compared to $93,338 for the same time period in 1998. This decrease is due to the promotion of deposit products that do not have a service charge.

Other deposit fees decreased $9,301 or 16.3% for the three months ended March 31, 1999 as compared to the same time period in 1998. Other income for the three month period ended March 31, 1999 totaled $105,983 as compared to $91,690 for the three month period ended March 31, 1998, an increase of $14,293 or 15.6%. This increase of income is the result of sale of the mortgages in the secondary market.

Noninterest Expense
-------------------

Noninterest expense totaled $2,364,756 for the three months ended March 31, 1999, as compared to $2,127,007 for the same time period in 1998. This increase totaled $237,749 or 11.2%. This increase is primarily attributed to additional personnel. Salaries and benefits totaled $1,332,180 for the three months ended March 31, 1999 and $1,279,276 for the same time period in 1998. This $52,904 or 4.1% increase is due to increased staffing in lending. Occupancy expense totaled $218,137 for the three months ended March 31, 1999 as compared to $200,217 for the same period in 1998 which is an increase of $17,920 or 9.0%. This increase is due to higher expenses of repairs and maintenance of facilities. The costs of equipment totaled $108,494 for the three months ended March 31, 1999 as compared to $109,300 for the same period in 1998. Data processing fees totaled $93,339 for the three months ended
March 31, 1999 as compared to $57,740 for the corresponding time in 1998. This is an increase of $35,599 or 61.6%. The increase is attributed to expansion into additional products and delivery systems. Other expenses totaled $555,442 for the three months ended March 31, 1999 as compared to $441,929 for the same period in 1998. This reflects an increase of $113,513 or 25.7% which can be attributed to an increase in postage, legal, and consulting services.

Income Taxes
------------

The income tax provision for the three months ended March 31, 1999 totaled $230,500 in comparison to an income tax provision of $314,100 for the same time period in 1998. This decrease reflects a decrease of taxable income reflecting reduced pre-tax income in 1999.

Net Income
----------
Net income amounted to $361,571 for the three months ended March 31, 1999 as compared to net income of $469,568 for the same period in 1998, which is a decrease of $107,997 or 23.0%. The earnings decrease is due to a tighter net interest margin and additional non interest expenses in 1999 as compared to the same time period in 1998.

Capital Resources
-----------------

As of March 31, 1999, the Corporation had total capital in the amount of $19,215,121 as compared with $18,939,613 at December 31, 1998, which represents an increase of $275,508 or 1.5%.

The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of March 31, 1999, the Bank's Tier 1 capital amounted to 7.89% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At March 31, 1999, the Bank's ratio of risk-based capital to risk weighted assets amounted to 13.72%, which satisfies the applicable risk based capital requirements. As of December 31, 1998, the Bank's Tier 1 capital amounted to 7.83% of total assets and risk based capital amounted to 12.56% of total risk based assets.

The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of March 31, 1999, the Corporation's Tier 1 capital amounted to 8.98% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At March 31, 1999, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 14.27%, which satisfies the applicable risk based capital requirements. As of December 31, 1998, the Corporation's Tier 1 capital amounted to 8.86% of total assets and risk based capital amounted to 14.03% of total risk based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $6,108,672 or 13.1% at March 31, 1999 of the investment securities portfolio, and $8,150,954 at December 31, 1998, representing 16.9% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goal and general practice is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year or less than 10% of Total Earning Assets, so that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently.

Year 2000  Preparedness
-----------------------

There is worldwide concern regarding the ability of computers to function when the Year 2000 arrives. Historically, many computer programs used the last two digits to refer to the year. This may cause errors in computer programs that are date oriented and do not recognize the difference between a year that begins with "20" instead of the current "19" or that ends in "00" instead of "99".

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

The Bank's primary vendors have been identified and testing of the Bank's core processing systems are substantially complete. The testing of these systems will be completed by the end of the second quarter, 1999. Contingency plans are in the process of being completed.

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

The costs associated with upgrading the software and hardware to achieve Year 2000 compliance is estimated to be $115,000 for 1999.

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

                                  SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Beverly National Corporation
                                               (Registrant)

Date: May 7, 1999                       By:/s/ Lawrence M. Smith
     ------------                          ------------------------
                                           Lawrence M. Smith
                                           President, Chief Executive Officer

Date: May 7, 1999                       By:/s/ Peter E. Simonsen
     ------------                          -------------------------
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

     Item 1.    Legal Proceedings                                     None

     Item 2.    Changes in Securities and Use of Proceeds             None

     Item 3.    Defaults Upon Senior Securities                       None

     Item 4.    Submission of Matters to a Vote of Security Holders

                (a) On March 23, 1999 the Corporation had its Annual Meeting.

                (b) The following Directors were elected to serve until the year 2000:

                                        Year         For      Withheld
                                        ----      ---------   --------
                Neiland J. Douglas      2002      1,428,716   134,958
                Mark B. Glovsky, Esq.   2002      1,428,716   134,958
                Lawrence M. Smith       2002      1,428,716   134,958

                The following other Directors' terms continued after the meeting:

                   Richard H. Booth
                   John N. Fisher
                   John L. Good III
                   Alice B. Griffin
                   Clark R. Smith
                   James D. Wiltshire

                (c) At the Annual meeting shareholders considered and voted to approve the "1998 Incentive Stock Option Plan" (the "Plan") established for granting options to purchase shares of common stock of the Corporation and designed to qualify as "incentive stock options" within the meaning of section 422 of the Internal Revenue Code of 1986, as amended. The following votes were cast by Shareholders:

                           For               Withheld         Against
                        ---------            --------         -------
                        1,332,059            164,918           66,697

     Item 5.    Other Information                                     None

     Item 6.    Exhibits and Reports on Form 8-K

                a.  Exhibits

                     27. Financial Data Schedule

                b.  Reports on Form 8-K:

                    The Corporation filed a Form 8-K on January 26, 1999 to report annual profits for the year ended December 31, 1998 and to declare a quarterly dividend of $.14 per share payable on January 26, 1999 to all shareholders of record on January 19, 1999.