Form 10QSB
period 1999-06-30
BEVERLY NATIONAL CORP
filed 1999-08-13
CIK 742275

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                  FORM 10-QSB

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Quarterly period ended     June 30, 1999
                                   ----------------------
                                           OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

    For the transition period from ________________to_______________

    Commission file number     33-22224-B
                           ------------------
                           Beverly National Corporation
        -------------------------------------------------------------
         (Name of small business issuer as specified in its charter)

               Massachusetts                          04-2832201
      -------------------------------             ------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)

   240 Cabot Street  Beverly, Massachusetts             01915
   ----------------------------------------         --------------
   (Address of principal executive offices)           (Zip Code)

   Issuer's telephone number, including area code    (978) 922-2100
                                                    -----------------

  Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes      X                No
                       -----------               -----------
  State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1999. 1,567,774 shares
                                      --------------------

  Transitional small business disclosure format   Yes
                                                       ---------
                                                   No      X
                                                       ---------

                         BEVERLY NATIONAL CORPORATION

                                   INDEX


    PART I.        FINANCIAL INFORMATION                             PAGE

    Item 1.

          Financial Statements (Unaudited)

          Consolidated Balance Sheets at
          June 30, 1999 and December 31, 1998  . . . . . . . . . . . . 3-4

          Consolidated Statements of Income for the Six Months and
          three months Ended June 30, 1999 and 1998  . . . . . . . . . 5-6

          Consolidated Statements of Cash Flow for the
          Six Months Ended June 30, 1999 and 1998  . . . . . . . . . . 7-8

          Notes to Consolidated Financial Statements . . . . . . . . . 9

    Item 2.

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . 10

  PART II.    OTHER INFORMATION

          Item 1.
          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 22

          Item 2.
          Changes in Securities and Use of Proceeds . . . . . . . . . 22

          Item 3.
          Defaults Upon Senior Securities . . . . . . . . . . . . . . 22

          Item 4.
          Submission of Matters to a Vote of Security Holders . . . . 22

          Item 5.
          Other Information. . . . . .  . . . . . . . . . . . . . . . 22

          Item 6.
          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 22

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . 21

                BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                         June 30,          December 31,
                                           1999                1999
                                        ------------       ------------
                             ASSETS

  Cash and due from banks               $ 10,672,255       $ 10,971,822
  Federal funds sold                      12,700,000         14,500,000
  Investments in available for sale
   securities                             33,195,299         31,879,320
  Investments in held to maturity
   securities                             17,078,123         16,152,624
  Federal Reserve Bank Stock, at cost         97,500             97,500

  Loans:
    Commercial                            24,884,757         24,987,512
    Real estate-construction & land
     development                           2,832,925          2,926,158
    Real estate-residential               49,847,390         49,678,024
    Real estate-commercial                49,840,110         44,223,264
    Consumer                               8,056,186          8,241,229
    Municipal                              3,553,461          2,669,963
    Other                                    450,990          1,318,270
    Allowance for possible loan losses    (1,965,641)        (1,934,541)
    Deferred loan fees, net                  172,228            136,759
                                        ------------       ------------
    Net loans                            137,672,406        132,246,638

    Mortgages held for sale                  207,600          1,576,925
    Premises and Equipment, net            4,746,500          4,561,232
    Accrued interest receivable            1,321,639          1,224,462
    Other assets                           2,381,905          1,819,781
                                        ------------       ------------
    Total assets                        $220,073,227       $215,030,304
                                        ============       ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Deposits
     Noninterest bearing                $ 40,996,512       $ 41,721,322
     Interest bearing
      Regular savings                     45,121,717         40,650,954
      NOW accounts                        35,733,097         35,933,589
      Money market accoun                 19,642,764         17,884,214
      Time deposits                       57,175,258         57,359,335
                                        ------------       ------------
       Total deposits                    198,669,348        193,549,414

    Notes payable                                  0            385,627
    Employee Stock Ownership Plan loan             0            200,000
    Other liabilities                      1,865,167          1,955,650
                                        ------------       ------------
       Total liabilities                 200,534,515        196,090,691
                                        ------------       ------------

    Stockholders' equity:

    Preferred stock, $2.50 par value
     per share; 300,000 shares authorized
     issued & outstanding none
    Common stock, $2.50 par value per
    share; 2,500,000 shares authorized;
    issued 1,613,918 shares as of June
    30, 1999 and 1,609,698 shares as of
    December 31, 1998; Outstanding,
    1,567,794 shares as of June 30, 1999
    and 1,563,574 shares s of December
    31, 1998.                              4,034,795          4,024,245
    Paid-in Capital                        2,494,877          2,470,245
    Retained Earnings                     13,574,680         13,009,685
    Treasury stock, at cost (46,124
       shares)                              (427,467)          (427,467)
    Accumulated Other Comprehensive
       Income                               (138,173)            62,477
    Unearned compensation -
     Employee Stock Ownership Plan                 0           (200,000)

                                        ------------       ------------
        Total stockholders' equity        19,538,712         18,939,613
                                        ------------       ------------
  Total liabilities & stockholders'
      equity                            $220,073,227       $215,030,304
                                        ============       ============

 The accompanying notes are an integral part of these consolidated financial statements.

                BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                       Six Months Ended June 30,    Three Months Ended June 30,
                           1999         1998            1999           1998
                      -------------  -----------   --------------   ------------

 INTEREST INCOME:
  Interest & fees
  on loans            $ 5,818,429   $ 5,862,643    $ 2,909,727     $ 2,908,361
  Interest & dividends
  on investment
  securities
   Taxable              1,359,518     1,189,047        683,613         615,081
   Tax-exempt              17,138        10,886          8,421           5,122
  Federal Funds Sold      282,072       447,687        156,057         280,801
  Other interest                0             0              0               0
                       ----------    ----------     ----------      ----------
  Total interest &
  dividend income       7,477,157     7,510,263      3,757,818       3,809,302
                       ----------    ----------     ----------      ----------

 INTEREST EXPENSE:
  Interest on deposits  2,644,404     2,723,474      1,327,182       1,428,431
  Interest on Notes
  payable                  12,604        17,476              0           8,780
                       ----------    ----------     ----------      ----------
 Total interest
   expense              2,657,008     2,740,950      1,327,182       1,437,211
                       ----------    ----------     ----------      ----------
 Net interest &
 dividend income        4,820,149     4,769,313      2,430,636       2,372,091

 Provision for loan
   losses                       0             0              0               0
                       ----------    ----------     ----------      ----------
 Net interest &
  dividend income
  after provision for
  loan losses           4,820,149     4,769,313      2,430,636       2,372,091
                       ----------    ----------     ----------      ----------

 NONINTEREST INCOME:
  Income from fudiciary
  activities              695,743       596,125        373,396         324,848
  Service charges on
   deposit accounts       187,508       198,240         96,371         104,902
  Other deposit fees      103,981       113,279         56,134          56,131
  Other income            208,304       180,503        102,321          88,813
  Mortgage servicing
    income                199,913             0        199,913               0
                       ----------    ----------     ----------      ----------
   Total noninterest
    income              1,395,449     1,088,147        828,135         574,694
                       ----------    ----------     ----------      ----------

 NONINTEREST EXPENSE:
  Salaries & employee
  benefits              2,587,921     2,452,402      1,255,741       1,173,126
  Occupancy expense       429,891       392,151        211,754         191,934
  Equipment expense       219,445       221,746        110,951         112,446
  Investment security
  (gain)/loss, net              0             0              0               0
  Data processing fees    189,541       119,623         96,202          61,883
  FDIC Insurance
  premium                  10,979        10,580         10,979          10,580
  Stationary & supplies   105,973        81,262         48,809          42,717
  Other expense         1,021,985       946,257        466,544         504,329
                       ----------    ----------     ----------      ----------
   Total noninterest
    expense             4,565,735     4,224,021      2,200,980       2,097,015
                       ----------    ----------     ----------      ----------
   Income before
    income taxes        1,649,863     1,633,439      1,057,791         849,770

  Income taxes            646,900       648,319        416,400         337,500
                       ----------    ----------     ----------      ----------
    Net Income         $1,002,963    $  985,120     $  641,391      $  512,270
                       ==========    ==========     ==========      ==========

 Earnings per share:

 Primary shares
  outstanding           1,433,709     1,464,554
                       ==========    ==========
Diluted shares
  outstanding           1,613,810     1,642,827
                       ==========    ==========
 Net income per
  share-Primary             $0.70         $0.67
 Net income per
  share-Diluted             $0.62         $0.60
 Dividends per share        $0.28         $0.18
 Special dividend
  per share                 $0.00         $0.03

 The accompanying notes are an integral part of these consolidated financial statements.

               BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six Months Ended June 30, 1999 and 1998
                               (Unaudited)

                                                          1999          1998
                                                      -----------  -----------

 Cash flows from operating activities:
  Interest received                                   $ 7,394,381  $ 7,235,721
  Service charges & other income                        1,348,424    1,117,763
  Interest paid                                        (2,651,436)  (2,738,983)
  Cash paid to suppliers & employees                   (4,444,477)  (4,103,143)
  Income taxes paid                                      (646,092)    (592,717)
                                                      -----------  -----------
  Net cash provided by operating activities             1,000,800      918,641
                                                      -----------  -----------
 Cash flows from investing activities:
  Proceeds from maturities of investment securities
  held-to-maturity                                      4,054,000    9,160,885
  Proceeds from maturities of investment securities
  available-for-sale                                    9,686,559    7,870,978
  Purchases of investment securities held-to-maturity (4,980,156) (2,541,531) Purchases of investment securities available
  for-sale                                            (11,204,657) (21,332,183)
  Net increase in loans                                (5,472,324)   3,899,544
  Proceeds from sale of mortgages                       1,380,841   (1,451,725)
  Capital expenditures                                   (417,435)    (138,845)
  Recoveries of previously charged off loans               34,282       49,242
  (Increase) decrease in other assets                    (570,157)      (6,259)
  Increase (decrease) in other liabilities                 57,587       11,341
                                                      -----------  -----------
  Net cash provided by (used in) investing activities  (7,431,460)  (4,478,553)
                                                      -----------  -----------

 Cash flow from financing activities:
  Net increase (decrease) in demand deposits, NOW,
    money market & savings accounts                     5,174,462    9,444,347
  Net increase (decrease) in time deposits                (54,527)   5,365,304
  Decrease in borrowings                                 (385,627)
  Issued common stock                                      34,754      144,202
  Issued treasury stock                                         0      144,626
  Dividends paid                                         (437,969)    (314,880)
                                                      -----------  -----------
  Net cash used in financing activities                 4,331,093   14,783,599
                                                      -----------  -----------

  Net increase (decrease) in cash and
    cash equivalents                                   (2,099,567)  11,223,687
  Cash & cash equivalents beginning of year            25,471,822   18,687,570
                                                      -----------  -----------
  Cash & cash equivalents at June 30:                 $23,372,255  $29,911,257
                                                      ===========  ===========

  Net Income                                            1,002,963      985,120
                                                      -----------  -----------

  Depreciation expense                                    232,167      221,158
  Amortization expense of investment securities            11,493        3,745
  Accretion income of investment securities                (9,367)     (71,217)
  Change in prepaid interest                                5,572        1,967
  Provision for loan losses                                     0            0
  Increase (decrease) in taxes payable                        808       55,602
  (Increase) decrease in interest receivable              (97,176)    (130,186)
  Increase (decrease) in interest payable                 (35,509)      34,903
  (Increase) decrease in accrued expenses                (113,369)    (125,985)
  Net (gain) loss on sale of mortgages                    (11,516)      (5,287)
  Change in deferred loan fees                             12,274      (76,884)
  Change in prepaid expenses                                2,460       25,705
                                                      -----------  -----------
  Total adjustments                                        (2,163)     (66,479)
                                                      -----------  -----------
  Net cash provided by operating activities           $ 1,000,800  $   918,641
                                                      -----------  -----------

  Non-cash investing activities:

  Loans transferred to other real estate owned                 $0           $0
  Loans transferred from conforming mortgages          $7,273,841           $0



 The accompanying notes are an integral part of these consolidated financial statements.

                         BEVERLY NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE SIX MONTHS ENDED JUNE 30, 1999


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

        3.   LEVERAGED E.S.O.P.

             The prepared financial statements include adjusting entries to properly reflect the leveraged portion of the Employee Stock Ownership Plan. The leveraged portion of the plan was paid off in January 1999.

        4.   RECLASSIFICATION

            Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

                         PART I - FINANCIAL INFORMATION

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Introduction
    ------------

    The following discussion includes Beverly National Corporation (the "Corporation") and its subsidiaries, Beverly National Bank (the "Bank"), and Cabot Street Realty Trust (the "CSRT").

    Summary
    -------

    The Corporation's net income for the six months ended June 30, 1999, was $1,002,963 as compared to $985,120 for the time period ended June 30, 1998. This represents an increase of $17,843 or 1.8%. Primary earnings per share totaled $.70 for the six months ended June 30, 1999, as compared to earnings per share of $.67 for the six months ended June 30, 1998. The Bank's loan portfolio and base of earning assets have steadily grown. However, the increase in the Bank's net income primarily reflect growth in non-interest income resulting from the expansion of the Bank's trust business and the establishment of mortgage servicing rights. These increases, along with modest improvement in net interest income, more than offset the increases in the Bank's non-interest expenses.

                         SIX MONTHS ENDED JUNE 30, 1999
                  AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1998


    Net Interest Income
    -------------------

    Net interest and dividend income for the six months ended June 30, 1999, totaled $4,820,149 as compared to $4,769,313 for the same time period in 1998. This increase was $50,836 or 1.1%. Total interest and dividend income equaled $7,477,157 for the six months ended June 30, 1999 as compared to $7,510,263 for the same time period in 1998, a decrease of $33,106 or 0.4%. Loan income for the six months ended June 30, 1999, totaled $5,818,429 as compared to $5,862,643 for the same time period in 1998. This decrease of $44,214 or 0.8% reflects the increased level of competition for loan production and lowering interest margin. Interest and Dividends on Taxable Investment Securities for the six months ended June
    30, 1999 totaled $1,359,518 as compared to $1,189,047 for the same period in 1998. This increase of $170,471 or 14.3% is attributable to a higher volume of investments. The taxable investment portfolio increased $5,129,513 during the past twelve months. The interest earned from federal funds sold decreased $165,615 or 37.0% for the six months ended June 30, 1999 when compared to the same time period in 1998, due to decreased volume and rates. This reflects the more effective deployment of assets for steady loan demand and a stable deposit base.

    Deposit interest expense equaled $2,644,404 for the six months ended
    June 30, 1999, as compared to $2,723,474 for the same period in 1998. This is a decrease of $79,070 or 2.9% which reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

    Notes payable interest expense for the six months ended June 30, 1999 totaled $12,604 in comparison $17,476 for the corresponding time period in 1998. This reflects the acceleration of loan fees and relating paydown of the CSRT bond in March 1999.

    Loan Loss Provision
    -------------------

    No provisions to the allowance for possible loan losses were made during the six months ending June 30 of 1999 or 1998, respectively. At June 30, 1999, the Corporation's allowance for possible loan losses was $1,965,641 representing 1.4% of gross loans as compared to $1,934,541 and a ratio of 1.4% of gross loans at December 31, 1998.

    The ratio of non-performing assets to total loans and mortgages held for sale was 0.37% for June 30, 1999 as compared to 0.22% as of December 31, 1998. This increase can be attributed to a higher non accrual balance. The Corporation's non-accrual loans were $517,677 at June 30, 1999 as compared to $297,375 at December 31, 1998. The ratio of non-performing assets to allowance for loan losses equaled 26.3% at June 30, 1999 as compared to 15.4% at December 31, 1998

    A total of $3,182 loans were charged off by the Corporation during the six months ended June 30, 1999 as compared to $225,158 charged off during the corresponding period in 1998. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $34,282 was recovered of previously charged off notes by the Corporation during the six months ended June 30, 1999, as compared to $49,242 recovered during the corresponding period in 1998.


    Noninterest Income
    ------------------

    Noninterest income totaled $1,395,449 for the six months ended June 30, 1999 as compared to $1,088,147 for six months ended June 30, 1998. This is an increase of $307,302 or 28.2%. Income from fiduciary activities totaled $695,743 for the six months ended June 30, 1999 as compared to $596,125 for the six months ended June 30, 1998. This $99,618 or 16.7% increase can be primarily attributed to increased reoccurring trust business. Service charges on deposit accounts totaled $187,508 for the six months ended June 30, 1999, as compared to $198,240 for the same time period in 1998. This decrease of $10,732 or 5.4% is due to the promotion of deposit products that do not have a service charge. Other deposit fees decreased $9,298 or 8.2% for the six months ended June 30, 1999 as compared to the same time period in 1998. Other income for the six month period ended June 30, 1999 totaled $208,304 as compared to $180,503 for the six month period ended June 30, 1998, an increase of $27,801 or 13.2%. This increase of other income is the result of sale of mortgages in the secondary market and higher rents collected. The Bank established mortgage servicing rights which increased income $199,913. These mortgage servicing rights were established due to the higher volume of mortgage loans being serviced.

    Noninterest Expense
    -------------------

    Noninterest expense totaled $4,565,735 for the six months ended June 30, 1999 as compared to $4,224,021 for the same time period in 1998. This increase totaled $341,714 or 8.1%. Salaries and benefits totaled $2,587,921 for the six months ended June 30, 1999 and $2,452,402 for the same time period in 1998. This $135,519 or 5.5% increase is due to increased staffing in lending. Occupancy expense totaled $429,891 for the six months ended June 30, 1999 as compared to $392,151 for the same period in 1998 which is an increase of $37,740 or 9.6%. This increase is due to higher expenses of repairs and maintenance of facilities. The costs of equipment totaled $219,445 for the six months ended June 30, 1999 as compared to $221,746 for the same period in 1998. Data processing fees totaled $189,541 for the six months ended June 30, 1999 as compared to $119,623 for the corresponding time in 1998. This is an increase of $69,918 or 58.5%. The increase is attributed to expansion into additional products and delivery systems. Other expenses totaled $1,021,985 for the six months ended June 30, 1999 as compared to $946,257 for the same period in 1998. This reflects an increase of $75,728 or 8.0% which can be attributed to an increase in postage, legal, and consulting services.


    Income Taxes
    ------------

    The income tax provision for the six months ended June 30, 1999 totaled $646,900 in comparison to an income tax provision of $648,319 for the same time period in 1998. This reflects a slight decrease of taxable income.


    Net Income
    ----------

    Net income amounted to $1,002,963 for the six months ended June 30, 1999 as compared to $985,120 for the corresponding period in 1998.

                       THREE MONTHS ENDED June 30, 1999
               AS COMPARED TO THREE MONTHS ENDED June 30, 1998


    Net Interest Income
    -------------------

    Net interest and dividend income for the three months ended June 30, 1999, totaled $2,430,636 as compared to $2,372,091 for the same time period in 1998. This is an increase of $58,545 or 2.5%. Total interest and dividend income equaled $3,757,818 for the three months ended June 30, 1999 as compared to $3,809,302 for the same time period in 1998, a decrease of $51,484 or 1.3%. Loan income for the three months ended June 30, 1999, totaled $2,909,727 as compared to $2,908,361 for the same time period in 1998. This increase of $1,366 or 0.1% represents the increased level of competition for loan production and lowering interest margin. Interest and Dividends on Taxable Investment Securities for the three months ended June 30, 1999 totaled $683,613 as compared to $615,018 for the same period in 1998. This increase of $68,595 or 11.2% is attributable to a higher volume of investments. The interest earned from federal funds sold decreased $124,744 or 44.4% for the three months ended June 30, 1999 when compared to the same time period in 1998, due to decreased volume and rates. This reflects the effective deployment of assets for steady loan demand and a stable deposit base.

    Deposit interest expense equaled $1,327,182 for the three months ended June 31, 1999, as compared to $1,428,431 for the same period in 1998. This decrease of $101,249 or 7.1% reflects the current rate environment and strong local competition. The Bank generally pays competitive rates for its deposit base in the local market.

    Notes payable interest expense for the three months ended June 30, 1999 totaled $-0- in comparison $8,780 for the corresponding time period in 1998. This reflects the paydown of the CSRT bond in March 1999.

    Loan Loss Provision
    -------------------

    No provisions to the allowance for possible loan losses were made during the second quarter of 1999 or 1998, respectively. At June 30, 1999, the Corporation's allowance for possible loan losses was $1,965,641 representing 1.4% of gross loans as compared to $1,934,541 and a ratio of 1.4% of gross loans at December 31, 1998.

    The ratio of non-performing assets to total loans and mortgages held for sale was 0.37% for June 30, 1999 as compared to 0.22% as of December 31, 1998. This increase can be attributed to a higher non accrual balance. The Corporation's non-accrual loans were $517,677 at June 30, 1999 as compared to $297,375 at December 31, 1998. The ratio of non-performing assets to allowance for loan losses equaled 26.3% at June 30, 1999 as compared to 15.4% at December 31, 1998.

    A total of $2,796 loans were charged off by the Corporation during the quarter ended June 30, 1999 as compared to $618 charged off during the corresponding period in 1998. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $12,380 was recovered of previously charged off notes by the Corporation during the quarter ended June 30, 1999, as compared to $948 recovered during the corresponding period in 1998.


    Noninterest Income
    ------------------
    Noninterest income totaled $828,135 for the three months ended June 30, 1999 as compared to $574,694 for three months ended June 30, 1998. This is an increase of $253,441 or 44.1%. Income from fiduciary activities totaled $373,396 for the three months ended June 30, 1999 as compared to $324,848 for the three months ended June 30, 1998. This $48,548 or 14.9% increase can be primarily attributed to increased reoccurring trust business. Service charges on deposit accounts totaled $96,371 for the three months ended June 30, 1999, as compared to $104,902 for the same time period in 1998. This decrease is due to the competitive local market and the promotion of deposit products that do not have a service charge. Other deposit fees for the three months ended June 30, 1999 as compared to the same time period in 1998 were virtually the same for both periods. Other income for the three month period ended June 30, 1999 totaled $102,321 as compared to $88,813 for the three months ended June 30, 1998, an increase of $13,508 or 15.2%. The increase of other income is the result of higher rents collected. The Bank established mortgage servicing rights which increased income $199,913. These mortgage servicing rights were established due to the higher volume of mortgage loans being serviced.

    Noninterest Expense
    -------------------

    Noninterest expense totaled $2,200,980 for the three months ended June 30, 1999, as compared to $2,097,015 for the same time period in 1998. This increase totaled $103,965 or 5.0%. Salaries and benefits totaled
    $1,255,741 for the three months ended June 30, 1999 and $1,173,126 for the same time period in 1998. This $82,615 or 7.0% increase is due to increased staffing in lending. Occupancy expense totaled $211,754 for the three months ended June 30, 1999 as compared to $191,934 for the same period in 1998 which is an increase of $19,820 or 10.3%. This increase is due to higher expenses of repairs and maintenance of facilities. The costs of equipment totaled $110,951 for the three months ended June 30, 1999 as compared to $112,446 for the same period in 1998. Data processing fees totaled $96,202 for the three months ended June 30, 1999 as compared to $61,883 for the corresponding time in 1998. This is an increase of $34,319 or 55.5%. The increase is attributed to expansion into additional products and delivery systems. Other expenses totaled $466,544 for the three months ended June 30, 1999 as compared to $504,329 for the same period in 1998. This reflects an decrease of $37,785 or 7.5% which can be attributed to a decrease in marketing, legal, and consulting services.


    Income Taxes
    ------------

    The income tax provision for the three months ended June 30, 1999 totaled $416,400 in comparison to an income tax provision of $337,500 for the same time period in 1998. This increase reflects the increase of taxable income for the quarter.

    Net Income
    ----------

    Net income amounted to $641,391 for the three months ended June 30, 1999 as compared to net income of $512,270 for the same period in 1998, which is a increase of $129,121 or 25.2%. The earnings increase is due to mortgage servicing rights being established.

    Capital Resources
    -----------------

    As of June 30, 1999, the Corporation had total capital in the amount of $19,538,712 as compared with $18,939,613 at December 31, 1998, which represents an increase of $599,099 or 3.2%.

    The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of June 30, 1999, the Bank's Tier 1 capital amounted to 7.77% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At June 30, 1999, the Bank's ratio of risk-based capital to risk weighted assets amounted to 12.56%, which satisfies the applicable risk based capital requirements.
    As of December 31, 1998, the Bank's Tier 1 capital amounted to 7.83% of total assets and risk based capital amounted to 12.56% of total risk based assets.

    The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of June 30,1999, the Corporation's Tier 1 capital amounted to 9.01% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At June 30, 1999, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 14.36%, which satisfies the applicable risk based capital requirements. As of December 31, 1998, the Corporation's Tier 1 capital amounted to 8.86% of total assets and risk based capital amounted to 14.03% of total risk based assets. Core deposits continued to grow and fund the additional loan growth. Federal funds sales were reduced to fund additional investments.


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

    Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $4,221,683 or 8.4% at June 30, 1999 of the investment securities portfolio, and $8,150,954 at December 31, 1998, representing 16.9% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goal and general practice is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year or less than 10% of Total Earning Assets, so that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently.

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

    In addition, the Bank has taken a proactive stance in working with both loan and deposit customers in preparing for Year 2000 because borrowers who do not address the Year 2000 issue may not have the resources to service the debts of their company if their operations, vendors, or customers are impacted by Year 2000. Seminars have been presented for the largest borrowers and depositors to help prepare them for Year 2000. The Trust Division has also communicated with all trust customers. Loan and deposit customers have been provided with notice of the Year 2000 initiatives of the Bank.

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

                                SIGNATURES

In accordance with the requirement of the Securities Exhange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Beverly National Corporation
                                                    (Registrant)


Date:August 11, 1999                        By:/s/Lawrence M. Smith
                                               --------------------
                                               Lawrence M. Smith
                                               President, Chief Executive
                                               Officer

Date:August 11, 1999                        By:/s/Peter E. Simonsen
                                               --------------------
                                               Peter E. Simonsen
                                               Treasurer, Principal Financial
                                               Officer

                         PART II - Other Information

    Item 1.    Legal Proceedings

    Item 2.    Changes in Securities and Use of Proceeds

    Item 3.    Defaults Upon Senior Securities

    Item 4.    Submission of Matters to a Vote of Security Holders

    Item 5.    Other Information

    Item 6.    Exhibits and Reports on Form 8-K

                a.  Exhibits

                      27. Financial Data Schedule