Form 10QSB
period 1999-09-30
BEVERLY NATIONAL CORP
filed 1999-11-12
CIK 742275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended       September 30, 1999
                              ------------------------------
                                  OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_______________

Commission file number   33-22224-B
                      ---------------
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
                      Yes      X                No
                         --------------           --------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1999. 1,568,094 shares
                                      -------------------

Transitional small business disclosure format           Yes
                                                           --------
                                                        No     X
                                                           --------

                          BEVERLY NATIONAL CORPORATION

                                     INDEX


PART I. FINANCIAL INFORMATION                                    PAGE

Item 1.

      Financial Statements (Unaudited)

      Consolidated Balance Sheets at
      September 30, 1999 and December 31, 1998   . . . . . . . . . 3-4

      Consolidated Statements of Income for the Nine Months and
      Three months Ended September 30, 1999 and 1998 . . . . . . . 5-6

      Consolidated Statements of Cash Flow for the
      Nine Months Ended September 30, 1999 and 1998  . . . . . . . 7-8

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

Item 6.
      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 20

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . 19

                    BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)

                                            September 30,    December 31,
                                                1999             1998
                                            ------------     ------------
                                    ASSETS
Cash and due from banks                     $ 13,152,413     $ 10,971,822

Federal funds sold                                     0       14,500,000

Investments in available for sale
  securities                                  32,164,367       31,879,320
Investments in held to maturity
  securities                                  17,078,080       16,152,624
Federal Reserve Bank stock, at cost               97,500           97,500

Loans:
  Commercial                                  25,502,912       24,987,512
  Real estate- construction and land
    development                                3,496,775        2,926,158
  Real estate- residential                    53,340,176       49,678,024
  Real estate- commercial                     50,072,304       44,223,264
  Consumer                                     7,975,706        8,241,229
  Municipal                                    3,535 175        2,669,963
  Other                                          867,392        1,318,270
  Allowence for possible loan losses          (2,143,412)      (1,934,541)
  Deferred loan fees, net                        192,736          136,759
                                            ------------     ------------
    Net loans                                142,839,764      132,246,638

Mortgages held for sale                        1,024,540        1,576,925
Premises and equipment, net                    4,705,336        4,561,232
Accrued interest receivable                    1,639,593        1,224,462
Other assets                                   2,543,468        1,819,781
                                            ------------     ------------
                                            $215,245,061     $215,030,304
                                            ============     ============

         LIABILITES AND STOCKHOLDERS' EQUITY

Deposits
  Noninterest bearing                       $ 41,335,957     $ 41,721,322
  Interest bearing
    Regular savings                           47,125,923       40,650,954
    NOW accounts                              33,590,218       35,933,589
    Money market accounts                     19,385,444       17,884,214
    Time deposits                             51,901,797       57,359,335
                                            ------------     ------------
      Total deposits                         193,339,339      193,549,414

Notes payable                                          0          385,627
Employee Stock Ownership Plan loan                     0          200,000
Other liabilities                              2,030,466        1,955,650
                                            ------------     ------------
      Total liabilites                       195,369,805      196,090,691

Stockholders' equity:
  Preferred stock, $2.50 par value per share,
    300,000 shares authorized, issued and
    outstanding none.
  Common stock, $2.50 par value per share;
    2,500,000 shares authorized, issued
    1,613,918 shares as of September 30,
    1999 and 1,609,698 shares as of
    December 31, 1998; outstanding
    1,567,794 shares as of September 30,
    1999 and 1,563,574 shares as of
    December 31, 1998.                         4,034,795        4,024,245
  Paid in capital                              2,494,877        2,470,673
  Retained earnings                           13,959,824       13,009,685
  Treasury stock, at cost, 46,124 shares
    as of September 30, 1999 and
    December 31, 1998.                          (427,467)        (427,467)
  Net unrealized holding gain (loss) on
    available for sale securities               (186,773)          62,477
  Unearned compensation-Employee Stock
    Ownership Plan                                     0         (200,000)
                                            ------------     ------------
      Total stockholders' equity              19,875,256       18,939,613
                                            ------------     ------------
                                            $215,245,061     $215,030,304
                                            ============     ============

The accompanying notes are an intergral part of these consolidated financial statements.

                          BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                 Nine months ended    Three Months ended
                                    September 30,         September 30,
                                   1999        1998        1999       1998
                              ----------- ----------- ----------- -----------
Interest income:
  Interest and fees on loans  $ 8,946,223 $ 8,795,360 $ 3,127,794 $ 2,932,717
  Interest and dividends on
    investment securities:
      Taxable                   2,083,599   1,875,619     724,081     686,572
      Tax-exempt                   24,524      20,746       7,386       9,860
  Federal funds sold              376,807     699,782      94,735     252,095
  Other interest                    1,046           0       1,046           0
                              ----------- ----------- ----------- -----------
Total interest and
  dividend income              11,432,199  11,391,507   3,955,042   3,881,244
                              ----------- ----------- ----------- -----------
Interest expense:
  Interest on deposits          3,953,164   4,160,451   1,308,760   1,436,977
  Interest on notes payable        12,603      26,343           0       8,867
                              ----------- ----------- ----------- -----------
Total interest expense          3,965,767   4,186,794   1,308,760   1,445,844
                              ----------- ----------- ----------- -----------
Net interest and dividend
  income                        7,466,432   7,204,713   2,646,282   2,435,400
Provision for loan losses               0           0           0           0
                              ----------- ----------- ----------- -----------
Net interest and dividend
  income after provision for
  loan losses                   7,466,432   7,204,713   2,646,282   2,435,400
                              ----------- ----------- ----------- -----------
Non interest income:
  Income from fiduciary
    activities                  1,037,280     902,434     341,537     306,309
  Service charges on deposit
    accounts                      285,543     291,286      98,035      93,046
  Other deposit fees              159,423     168,914      55,442      55,635
  Mortgage servicing rights       192,848           0      (7,065)          0
  Other income                    307,645     297,631      99,341      84,768
                              ----------- ----------- ----------- -----------
   Total noninterest income     1,982,739   1,660,265     587,290     539,758
                              ----------- ----------- ----------- -----------

Noninterest expense:
  Salaries and employee
    benefits                    3,908,250   3,727,897   1,320,329   1,275,495
  Occupancy expense               641,643     628,956     211,752     204,446
  Equipment expense               328,158     332,882     108,713     111,136
  Data processing fees            285,444     189,633      95,903      70,010
  Stationary and office
    supplies                      154,963     129,345      48,990      48,083
  Other expense                 1,491,214   1,416,204     458,251     459,365
                              ----------- ----------- ----------- -----------
   Total noninterest expense    6,809,672   6,424,917   2,243,938   2,168,535
                              ----------- ----------- ----------- -----------
   Income before income taxes   2,639,499   2,440,061     989,634     806,623

Income taxes                    1,031,900     966,119     385,000     317,800
                              ----------- ----------- ----------- -----------
  Net income                  $ 1,607,599 $ 1,473,942 $   604,634 $   488,823
                              =========== =========== =========== ===========

Earnings per share:
 Basic shares outstanding       1,540,639   1,539,088   1,537,999   1,527,429
                              =========== =========== =========== ===========
 Diluted shares outstanding     1,724,250   1,704,724   1,728,632   1,717,792
                              =========== =========== =========== ===========
 Net income per share-Basic   $      1.04 $      0.96 $      0.39 $      0.32
 Net income per share-Diluted $      0.93 $      0.89 $      0.35 $      0.28
 Dividends per share          $      0.42 $      0.30 $      0.15 $      0.12
 Special dividend per share   $      0.00 $      0.03 $      0.00 $      0.00

The accompanying notes are an intergral part of these consolidated financial Statements.

                   BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    (UNAUDITED)

                                                       1999         1998
                                                   -----------  -----------
Cash flows from operating activities:
Interest received                                  $11,001,081  $10,979,806
Service charges and other income                     1,970,467    1,660,265
Interest paid                                       (4,036,880)  (4,130,809)
Cash paid to suppliers and employees                (6,519,304)  (6,152,159)
Income taxes paid                                   (1,018,029)    (856,292)
                                                   -----------  -----------
Net cash provided by operating activities            1,397,335    1,500,811
                                                   -----------  -----------
Cash flows from investing activites
Proceeds from maturities of investment securities
  held to maturity                                   4,154,000   12,250,189
Proceeds from maturities of investment securities
  available for sale                                11,722,046   10,529,497
Purchases of investment securities held to maturity (5,080,156)  (7,550,594)
Purchases of investment securities available for
  sale                                             (12,256,787) (23,557,637)
Net increase in loans                              (10,794,190)   1,845,704
Proceeds from sale of mortgages                        564,657     (478,678)
Capital expenditures                                  (494,199)    (176,713)
Recoveries of previously charged off loans             218,195       52,914
(Increase) decrease in other assets                   (662,058)      57,130
Increase (decrease) in other liabilities              (255,470)       5,809
                                                  ------------  -----------
Net cash provided by (usedin) investing activities (12,883,962)  (7,022,379)
                                                  ------------  -----------
Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW,
  money market & savings accounts                    5,247,463    4,995,331
Net increase (decrease) in time deposits            (5,457,539)   6,708,635
Issued common stock                                     34,754      159,896
Issued treasury stock                                        0      144,626
Dividends paid                                        (657,460)    (501,897)
                                                   -----------  -----------
Net cash used in financing activities                 (832,782)  11,506,591
                                                   -----------  -----------
Net increase (decrease) in cash and cash
  equivalents                                      (12,319,409)   5,985,023
Cash and cash equivalents beginning of year         25,471,822   18,687,570
                                                   -----------  -----------
Cash and Cash equivalents at September 30:         $13,152,413  $24,672,593
                                                   ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (UNAUDITED)
                                (CONTINUED)

Reconciliation of net income to net cash provided by operating activites:

                                                        1999        1998
                                                   -----------  -----------
Net income                                         $ 1,607,599  $ 1,479,943
                                                   -----------  -----------
Depreciation expense                                   350,095      338,607
Amortization expense of investment securities           16,242        7,363
Accretion income of investment securities              (15,098)     (98,005)
Change in prepaid interest                              (5,572)      (2,950)
Provision for loan losses                                    0            0
Increase (decrease) in taxes payable                    13,871      109,827
(Increase) decrease in interest receivable            (415,131)    (203,713)
Increase (decrease) in interest payable                (65,541)      55,985
Increase (decrease) in accrued expenses                 14,084        3,725
Net (gain) loss on sale of mortgages                   (12,272)       4,615
Change in deferred loan fees                           (17,131)    (117,346)
Change in prepaid expenses                             (73,811)     (71,240)
                                                   -----------  -----------
Total adjustments                                     (210,264)      26,868
                                                   -----------  -----------
Net cash provided by operating activites           $ 1,397,335  $ 1,506,811
                                                   ===========  ===========
Non cash investing acitivities:
Loans transferred to other real estate owned       $         0  $         0
                                                   ===========  ===========

                       BEVERLY NATIONAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                               (Unaudited)

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

Summary
-------

The Corporation's net income for the nine months ended September 30, 1999, was $1,607,599 as compared to $1,473,942 for the time period ended September 30, 1998. This represents an increase of $133,657 or 9.1%. Basic earnings per share totaled $1.04 for the nine months ended September 30, 1999, as compared to Basic earnings per share of $.96 for the nine months ended September 30, 1998. Throughout the first nine months of 1999, on a fully diluted basis, net income per share increased $.07 per share from $.86 per share for the nine month period ended September 30, 1998 to $.93 for the same period in 1999.
The increase in the Bank's net income primarily reflects growth in net interest income and increased non-interest income resulting from the expansion of the Bank's trust business and the establishment of mortgage servicing rights.
These increases offset the increases in the Bank's non-interest expenses.


                     NINE MONTHS ENDED SEPTEMBER 30, 1999
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Interest Income
-------------------

Net interest and dividend income for the nine months ended September 30, 1999, totaled $7,466,431 as compared to $7,204,713 for the same time period in 1998. This increase was $261,719 or 3.6%. Total interest and dividend income equaled $11,432,199 for the nine months ended September 30, 1999 as compared to $11,391,507 for the same time period in 1998, an increase of $40,692 or 0.4%. Loan income for the nine months ended September 30, 1999, totaled $8,946,223 as compared to $8,795,360 for the same time period in 1998. This increase of $150,863 or 1.7% reflects the increased volume of loan production and stronger interest margin. Interest and Dividends on Taxable Investment Securities for the nine months ended September 30, 1999 totaled $2,083,599 as compared to $1,875,619 for the same period in 1998. This increase of $207,980 or 11.1% is attributable to a higher volume of investments. The taxable investment portfolio increased $2,987,596 during the past twelve months. The interest earned from federal funds sold decreased $322,975 or 46.2% for the nine months ended September 30, 1999 when compared to the same time period in 1998, due to decreased volume. This reflects the more effective deployment of assets.

Deposit interest expense equaled $3,953,164 for the nine months ended September 30, 1999, as compared to $4,160,451 for the same period in 1998. This is a decrease of $207,287 or 5.0% which reflects the current strategy of managing the cost of funds of the Bank. Higher priced certificates of deposit rolled off and were replaced with deposits at lower rates. The Bank generally pays competitive rates for its deposit base in the local market.

Notes payable interest expense for the nine months ended September 30, 1999 totaled $12,603 in comparison $26,343 for the corresponding time period in 1998. This reflects the acceleration of loan fees and related paydown of the CSRT bond in March 1999.

Loan Loss Provision
-------------------

No provisions to the allowance for possible loan losses were made during the nine months ending September 30 of 1999 or 1998, respectively. At September 30, 1999, the Corporation's allowance for possible loan losses was $2,143,412 representing 1.5% of gross loans as compared to $1,934,541 and a ratio of 1.4% of gross loans at December 31, 1998.

The ratio of non-performing assets to total loans and mortgages held for sale was 0.26% for September 30, 1999 as compared to 0.22% as of December 31, 1998. This increase can be attributed to a slightly higher non accrual balance. The Corporation's non-accrual loans were $371,550 at September 30, 1999 as compared to $297,375 at December 31, 1998. The ratio of non-performing assets to allowance for loan losses equaled 17.6% at September 30, 1999 as compared to 15.4% at December 31, 1998.

A total of $9,325 loans were charged off by the Corporation during the nine months ended September 30, 1999 as compared to $235,046 charged off during the corresponding period in 1998. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $218,196 was recovered of previously charged off notes by the Corporation during the nine months ended September 30, 1999, as compared to $52,914 recovered during the corresponding period in 1998.

Noninterest Income
------------------

Noninterest income totaled $1,982,739 for the nine months ended September 30, 1999 as compared to $1,660,265 for nine months ended September 30, 1998. This is an increase of $322,474 or 19.4%. Income from fiduciary activities totaled $1,037,280 for the nine months ended September 30, 1999 as compared to $902,434 for the nine months ended September 30, 1998. This $134,846 or 14.9% increase can be attributed to increased reoccurring trust business. Service charges on deposit accounts totaled $285,543 for the nine months ended September 30, 1999, as compared to $291,286 for the same time period in 1998. This decrease of $5,743 or 2.0% is due to the promotion of deposit products that do not have a service charge. Other deposit fees decreased $9,491 or 5.6% for the nine months ended September 30, 1999 as compared to the same time period in 1998. Other income for the nine month period ended September 30, 1999 totaled $307,645 as compared to $297,631 for the nine month period ended September 30, 1998, an increase of $10,014 or 3.3%. This increase of other income is the result of sale of mortgages in the secondary market and increased rent income from CSRT. The Bank established mortgage servicing rights which increased income $192,848. These mortgage servicing rights were established due to the higher volume of mortgage loans being serviced.

Noninterest Expense
-------------------

Noninterest expense totaled $6,809,672 for the nine months ended September 30, 1999 as compared to $6,424,917 for the same time period in 1998. This increase totaled $384,755 or 6.0%. Salaries and benefits totaled $3,908,250 for the nine months ended September 30, 1999 and $3,727,897 for the same time period in 1998. This $180,353 or 4.8% increase is due primarily to increased lending staff. Occupancy expense totaled $641,643 for the nine months ended September 30, 1999 as compared to $628,956 for the same period in 1998 which is an increase of $12,687 or 2.0%. This increase is due to higher expenses of repairs and maintenance of facilities. The cost of equipment totaled $328,158 for the nine months ended September 30, 1999 as compared to $332,882 for the same period in 1998. Data processing fees totaled $285,444 for the nine months ended September 30, 1999 as compared to $189,633 for the corresponding time in 1998. This is an increase of $95,811 or 50.5%. The increase is attributed to expansion into additional products and delivery systems. Other expenses totaled $1,491,214 for the nine months ended September 30, 1999 as compared to $1,416,204 for the same period in 1998. This reflects an increase of $75,010 or 5.3% which can be attributed to an increase in postage, supplies, relating to the Bank's new check imagining system, and consulting services.


Income Taxes
------------

The income tax provision for the nine months ended September 30, 1999 totaled $1,031,900 in comparison to an income tax provision of $966,119 for the same time period in 1998. This reflects a slight increase of taxable income.


Net Income
----------

Net income amounted to $1,607,599 for the nine months ended September 30, 1999 as compared to $1,473,942 for the corresponding period in 1998.

                      THREE MONTHS ENDED SEPTEMBER 30, 1999
               AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Interest Income
-------------------

Net interest and dividend income for the three months ended September 30, 1999, totaled $2,646,282 as compared to $2,435,400 for the same time period in 1998. This is an increase of $210,882 or 8.7%. Total interest and dividend income equaled $3,955,042 for the three months ended September 30, 1999 as compared to $3,881,244 for the same time period in 1998, an increase of $73,798 or 1.9%. Loan income for the three months ended September 30, 1999, totaled $3,127,794 as compared to $2,932,717 for the same time period in 1998. This increase of $195,077 or 6.7% represents a higher loan volume. Interest and Dividends on Taxable Investment Securities for the three months ended September 30, 1999 totaled $724,081 as compared to $686,572 for the same period in 1998. This increase of $37,509 or 5.5% is attributable to a higher volume of investments. The interest earned from federal funds sold decreased $157,360 or 62.4% for the three months ended September 30, 1999 when compared to the same time period in 1998, due to decreased volume.

Deposit interest expense equaled $1,308,760 for the three months ended September 30, 1999, as compared to $1,436,977 for the same period in 1998. This decrease of $128,217 or 8.9% reflects the current rate environment. Higher priced certificates of deposit were replaced with deposits at lower rates.
The Bank generally pays competitive rates for its deposits in the local market.

Notes payable interest expense for the three months ended September 30, 1999 totaled $-0- in comparison $8,867 for the corresponding time period in 1998. This reflects the paydown of the CSRT bond in March 1999.


Loan Loss Provision
-------------------

No provisions to the allowance for possible loan losses were made during the third quarter of 1999 or 1998, respectively. At September 30, 1999, the Corporation's allowance for possible loan losses was $2,143,412 representing 1.5% of gross loans as compared to $1,934,541 and a ratio of 1.4% of gross loans at December 31, 1998.

The ratio of non-performing assets to total loans and mortgages held for sale was 0.26% for September 30, 1999 as compared to 0.22% as of December 31, 1998. This increase can be attributed to a higher non accrual balance. The Corporation's non-accrual loans were $371,550 at September 30, 1999 as compared to $297,375 at December 31, 1998. The ratio of non-performing assets to allowance for loan losses equaled 17.6% at September 30, 1999 as compared to 15.4% at December 31, 1998.

A total of $6,143 loans were charged off by the Corporation during the quarter ended September 30, 1999 as compared to $9,988 charged off during the corresponding period in 1998. These charge-offs consisted primarily of loans to small businesses and individuals. A total of $183,914 was recovered of previously charged off notes by the Corporation during the quarter ended September 30, 1999, as compared to $3,672 recovered during the corresponding period in 1998.

Noninterest Income
------------------

Noninterest income totaled $587,290 for the three months ended September 30, 1999 as compared to $539,758 for three months ended September 30, 1998. This is an increase of $47,532 or 8.8%. Income from fiduciary activities totaled $341,537 for the three months ended September 30, 1999 as compared to $306,309 for the three months ended September 30, 1998. This $35,228 or 11.5% increase can be primarily attributed to increased reoccurring trust business. Service charges on deposit accounts totaled $98,035 for the three months ended September 30, 1999, as compared to $93,046 for the same time period in 1998. This increase is due to a higher volume of transaction accounts during the quarter. Other deposit fees for the three months ended September 30, 1999 as compared to the same time period in 1998 were virtually the same for both periods. Other income for the three month period ended September 30, 1999 totaled $99,341 as compared to $84,768 for the three months ended September 30, 1998, an increase of $14,573 or 17.2%. The increase of other income is the result of higher rent income. Mortgage servicing rights decreased income $7,065 for the three months ended September 30, 1999 as compared to none in for the same period in 1998. This decrease reflects amortization of the servicing costs and limited mortgages sold for the period.

Noninterest Expense
-------------------

Noninterest expense totaled $2,243,938 for the three months ended September 30, 1999, as compared to $2,168,535 for the same time period in 1998. This increase totaled $75,403 or 3.5%. Salaries and benefits totaled $1,320,329 for the three months ended September 30, 1999 and $1,275,495 for the same time period in 1998. This $44,834 or 3.5% increase is due to increased staffing in lending. Occupancy expense totaled $211,752 for the three months ended September 30, 1999 as compared to $204,446 for the same period in 1998 which is a increase of $7,306 or 3.6%. This increase is due to higher expenses of repairs and maintenance of facilities. The cost of equipment totaled $108,713 for the three months ended September 30, 1999 as compared to $111,136 for the same period in 1998. Data processing fees totaled $95,903 for the three months ended September 30, 1999 as compared to $70,010 for the corresponding time in 1998. This is an increase of $25,893 or 37.0%. The increase is attributed to expansion into additional products and delivery systems. Other expenses totaled $458,251 for the three months ended September 30, 1999 as compared to $459,365 for the same period in 1998. The reduction of marketing expenses was offset by additional postage and supply expenses relating to the Bank's new check imagining system and consulting services.


Income Taxes
------------

The income tax provision for the three months ended September 30, 1999 totaled $385,000 in comparison to an income tax provision of $317,800 for the same time period in 1998. This increase reflects the increase of taxable income for the quarter.

Net Income
----------

Net income amounted to $604,634 for the three months ended September 30, 1999 as compared to net income of $488,823 for the same period in 1998, which is a increase of $115,811 or 23.7%. The earnings increase is due to stronger net interest margin.


Capital Resources
-----------------
As of September 30, 1999, the Corporation had total capital in the amount of $19,875,256 as compared with $18,939,613 at December 31, 1998, which represents an increase of $935,643 or 4.9%. The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of September 30, 1999, the Bank's Tier 1 capital amounted to 8.19% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%.
At September 30, 1999, the Bank's ratio of risk-based capital to risk weighted assets amounted to 13.97%, which satisfies the applicable risk based capital requirements. As of December 31, 1998, the Bank's Tier 1 capital amounted to 7.83% of total assets and risk based capital amounted to 12.56% of total risk based assets.

The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of September 30,1999, the Corporation's Tier 1 capital amounted to 9.21% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At September 30, 1999, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 15.49%, which satisfies the applicable risk based capital requirements. As of December 31, 1998, the Corporation's Tier 1 capital amounted to 8.86% of total assets and risk based capital amounted to 14.03% of total risk based assets. Federal funds sales were reduced to fund additional loans.


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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $2,401,500 or 4.9% at September 30, 1999 of the investment securities portfolio, and $8,150,954 at December 31, 1998, representing 16.9% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goal and general practice is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year or less than 10% of Total Earning Assets, so that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently.


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

A critical part of the Bank's service is provided through computer operations. The Bank has implemented a comprehensive program to develop an operating strategy to properly assess and address all Year 2000 issues. The Year 2000 operational team was formed during the second quarter, 1997. This operational team assessed all critical systems and operational programs relating to Year 2000. All computer hardware has been tested and non-compliant computers have been identified for remediation. All software have been categorized and have been tested. Systems have been verified and remediated in 1999.

The Bank's primary vendors have been identified and tested of the Bank's core processing systems. Contingency plans are completed and continue to be tested to verify that these critical systems meet requirements.

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

The costs associated with upgrading the software and hardware to achieve Year 2000 compliance is estimated to be $135,000 for 1999.

Failure to resolve a material Year 2000 issue could result in the interruption in normal business activities or operations such as servicing depositors, processing transactions or servicing loans.

The Corporation plans to continue to work with third party service providers to ascertain their Year 2000 compliance status. However, there can be no assurance that the computer systems of others on which the Corporation relies will be Year 2000 ready on a timely basis, or that a failure to resolve Year 2000 issues by another party, or remediation or conversion that is incompatible with the Corporation's computer systems, will not have a material adverse effect on the Corporation.

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

The Corporation has developed contingency plans for its mission critical systems and will continue to refine and test these plans throughout 1999. However, there can be no assurance that the Corporation's remediation efforts and contingency plans will be sufficient to avoid unforeseen business disruptions or other problems resulting from the Year 2000 issues.

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


Date: November 10, 1999                 By: /s/ Lawrence M. Smith
     ------------------                     -----------------------
                                            Lawrence M. Smith
                                            President, Chief Executive
                                            Officer


Date: November 10, 1999                 By: /s/ Peter E. Simonsen
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

Item 1.    Legal Proceedings                                            None

Item 2.    Changes in Securities and Use of Proceeds                    None

Item 3.    Defaults Upon Senior Securities                              None

Item 4.    Submission of Matters to a Vote of Security Holders          None

Item 5.    Other Information

                On October 5, 1999 the Board of Directors of Beverly National Corporation authorized the repurchase of up to 80,000 shares, or approximately five percent of the Corporation's outstanding common stock.

                Repurchases are authorized to be made by the Corporation from time to time in private or open market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

                While there is no assurance that the Corporation will repurchase the full number of shares authorized, the Corporation's authorization provides the management with flexibility to consummate such repurchases expeditiously in responding to opportunities in the marketplace.



Item 6.    Exhibits and Reports on Form 8-K

                a.  Exhibits

                        27. Financial Data Schedule