Form 10KSB
period 1999-12-31
BEVERLY NATIONAL CORP
filed 2000-03-28
CIK 742275

FORM 10-KSB
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                              Annual Report

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:               December 31, l999
                                         -----------------

                     				       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to_____________
Commission file number    33-22224-B
                          ----------

                       Beverly National Corporation
                       ----------------------------
            (Name of small business issuer in its charter)


A Massachusetts Corporation                              04-2832201
-------------------------------                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

240 Cabot Street  Beverly, Massachusetts                 0l9l5
----------------------------------------                 ----------
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

       None
---------------------------------------------------
(Title of class)

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			 Yes    X               No
			    ----------            ----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] NA

State issuer's revenues for its most recent fiscal year.   $17,969,613
                                                        -----------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $18,255,668
                                  -----------

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,581,294
                                                  ------------


Transitional Small Business Disclosure  format (check one):

                     			 Yes             No   X
                     			    -------        -------


         		       DOCUMENTS INCORPORATED BY REFERENCE

                            TABLE OF CONTENTS


PART I                                                            Page
	ITEM 1 - DESCRIPTION OF BUSINESS                                   4
	ITEM 2 - DESCRIPTION OF PROPERTIES                                23
	ITEM 3 - LEGAL PROCEEDINGS                                        24
	ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
		  SECURITY HOLDERS                                               24

PART II
	ITEM 5 - MARKET FOR COMMON EQUITY AND
		  RELATED STOCKHOLDER MATTERS                                    24
	ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS                     25
	ITEM 7 - FINANCIAL STATEMENTS                                     34
	ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH
		  ACCOUNTANTS ON ACCOUNTING AND
		  FINANCIAL DISCLOSURE                                           34

PART III
	ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS                         35
	ITEM 10- EXECUTIVE COMPENSATION                                   37
	ITEM 11- SECURITY OWNERSHIP OF CERTAIN
		  BENEFICIAL OWNERS AND MANAGEMENT                               46
	ITEM 12- CERTAIN RELATIONSHIPS AND RELATED
		  TRANSACTIONS                                                   48
	ITEM 13- EXHIBITS, LIST AND REPORTS ON
		  FORM 8-K                                                       53


SIGNATURES                                                         50

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

In the last five years the Bank derived its operating income from the following sources:

                                          % of Operating Income
                                    ------------------------------------
                                    1999    1998    1997    1996    1995
                                    ----    ----    ----    ----    ----
Interest and fees on loans           67%     67%     69%     68%     63%
Interest and dividends on
  Securities and Federal Funds
  Sold                               18      20      18      18      23

Charges, fees and other
  sources                            15      13      13      14      14
                                    ----    ----    ----    ----    ----
                                    100%    100%    100%    100%    100%
                                    ====    ====    ====    ====    ====

Competition
-----------

In Massachusetts generally, and in the Bank's primary service area, there is intense competition in the commercial banking industry. In addition to commercial banks, the Bank competes with other financial institutions such as savings banks, savings and loan associations and credit unions in obtaining lendable funds and in making loans. In the Bank's primary service area there are two national banks, one Massachusetts trust company, seven savings banks, three co-operative banks and one finance company.

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

After decades of debate, in November of 1999, Congress passed and President Clinton signed legislation which repealed the restrictions that prohibited most affiliations among bank, securities, and insurance firms. The new law, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (S. 900), provides bank holding companies, banks, securities firms, insurance companies and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." These holding companies will be subject to oversight by the FRB, in addition to the regulatory agencies. Under the financial holding company structure, bank holding companies will have a less-restricted ability to purchase or establish nonbank subsidiaries which are financial in nature or which engage in activities which are incidental or complementary to a financial activity. Additionally, for the first time, securities and insurance firms will be permitted to purchase full-service banks.

As a general rule, the individual entities within a financial holding company structure will be regulated according to the type of services provided - functional regulation. Under this approach, a financial holding company with banking, securities, and insurance subsidiaries will have to deal with several regulatory agencies (e.g., appropriate banking agency, SEC, state insurance commissioner). A financial holding company that is itself an insurance provider will be subject to FRB oversight, as well as to regulation by the appropriate state insurance commissioner. Broker/dealer and insurance firms electing to become financial holding companies will be subject to FRB regulation. In addition to permitting financial services providers to enter new lines of business, the new law gives firms the freedom to streamline existing operations and potentially reduce costs.

The impact that Gram-Leach-Bliley Act is likely to have on the Bank and the Corporation is difficult to predict. While the Act facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions would appear to be the beneficiaries as a result of this Act because many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services.

To qualify as a financial holding company, a bank holding company must certify to the Federal Reserve System that it and its subsidiary banks satisfy the requisite criteria of being "well-capitalized," "well-managed" and have a CRA rating of "satisfactory" or better. [The Corporation meets all of the criteria to qualify as a financial holding company.]

Regulation of the Bank
----------------------

The Bank is subject to regulation by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The business of the Bank is subject in certain areas to state laws applicable to banks.

Employees
---------

The Corporation and the Bank employ 102 officers and employees, of which 77% are full time.

Distribution of Assets, Liabilities and Stockholders' Equity;
-------------------------------------------------------------
Interest Rates and Interest Differential
----------------------------------------

The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended December 31, 1999, 1998 and 1997. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis.
                                                     1999
                                       ---------------------------------
                                         Average      Interest     Yeild/
                                         Balance      Inc./Exp.     Rate
                                       ----------------------------------
ASSETS
Federal funds sold                     $  9,463,613  $   454,811  4.81%
Securities available for sale            32,884,549    1,711,622  5.20%
Other investment securities (1)          16,120,001    1,112,951  6.90%
Loans, net of unearned income (1,2,3)   139,693,823   12,081,117  8.65%
                                       ------------  -----------  -----
Total earning assets                    198,161,986   15,360,501  7.75%
                                       ------------  -----------  -----
Other non interest-earning assets        18,855,837
                                       ------------

Total average assets                   $217,017,823
                                       ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Savings deposits                       $ 44,550,006  $ 1,343,448  3.02%
NOW accounts                             33,033,001      389,628  1.18%
Money market accounts                    21,182,662      580,121  2.74%
Time deposits $100,000 and over           6,020,266      310,532  5.16%
Other time deposits                      48,879,099    2,572,486  5.26%
Notes payable                                64,272       12,604 19.61%
                                       ------------  ----------- ------
Total interest-bearing liabilities      153,729,306    5,208,819  3.39%
                                       ------------  ----------- ------

Non interest-bearing deposits            41,811,797
Other non interest-bearing liabilities    1,964,966
Stockholders' equity                     19,511,754
                                       ------------

Total average liabilities and
  stockholders' equity                 $217,017,823
                                       ============
Net interest income                                  $10,151,682
                                                     ===========
Net yield on interest-earning assets                              5.12%
                                                                  =====

Distribution of Assets, Liabilities and Stockholders' Equity;
-------------------------------------------------------------
Interest Rates and Interest Differential (Continued)
----------------------------------------------------

(1) Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $83,658. A federal tax rate of 34% was used in performing this calculation.

(2) Includes loan fees of $208,996.

(3) Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders' Equity;
-------------------------------------------------------------
Interest Rates and Interest Differential (continued)
----------------------------------------------------
                                                     1998
                                       --------------------------------
                                          Average     Interest   Yield/
                                          Balance     Inc./Exp.   Rate
                                       --------------------------------
ASSETS

Federal funds sold                     $  18,006,162 $   933,750  5.19%
Securities available for sale             29,155,874   1,687,359  5.79%
Other investment securities (1)           12,587,791     887,199  7.05%
Loans, net of unearned income (1,2,3)    130,398,095  11,809,845  9.06%
                                       ------------- -----------  -----
Total earning assets                     190,147,922  15,318,153  8.06%
                                       ------------- -----------  -----
Other non interest-earning assets         16,793,656
                                       -------------
Total average assets                   $ 206,941,578
                                       =============

LIABILITIES AND STOCKHOLDER'S EQUITY

Savings deposits                       $  39,710,542 $ 1,199,268  3.02%
NOW accounts                              31,705,859     508,683  1.60%
Money market accounts                     23,307,456     743,957  3.19%
Time deposits $100,000 and over            5,149,262     288,513  5.60%
Other time deposits                       49,986,897   2,830,595  5.66%
Notes payable                                385,627      34,680  8.99%
                                       ------------- -----------  -----
Total interest-bearing liabilities       150,245,643   5,605,696  3.73%
                                       ------------- -----------  -----
Non interest-bearing deposits             37,064,657
Other non interest-bearing liabilities     1,785,918
Stockholders' equity                      17,845,360
                                       -------------
Total average liabilities and
  stockholders' equity                 $ 206,941,578
                                       =============
Net interest income                                  $ 9,712,457
                                                     ===========
Net yield on interest-earning assets                              5.11%
                                                                  =====

Distribution of Assets, Liabilities and Stockholders' Equity;
-------------------------------------------------------------
Interest Rates and Interest Differential (Continued)
----------------------------------------------------

(1) Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $72,378. A federal tax rate of 34% was used in performing this calculation.

(2) Includes loan fees of $283,304.

(3) Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders' Equity;
-------------------------------------------------------------
Interest Rates and Interest Differential(Continued)
---------------------------------------------------

                                                    1997
                                      --------------------------------
                                        Average    Interest    Yield/
                                        Balance    Inc./Exp.   Rate
                                      --------------------------------
ASSETS

Federal funds sold                    $ 10,470,822 $   564,714  5.39%
Securities available for sale           19,428,034   1,164,927  6.00%
Other investment securities (l)         19,994,670   1,233,482  6.17%
Loans, net of unearned income (1,2,3)  124,367,629  11,428,985  9.19%
                                      ------------ -----------  -----
Total earning assets                   174,261,155  14,392,108  8.26%
                                      ------------ -----------  -----

Other non interest-earning assets       14,715,058
                                      ------------

Total average assets                  $188,976,213
                                      ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Savings deposits                      $ 37,641,284 $ 1,133,582  3.01%
NOW accounts                            29,496,018     471,221  1.60%
Money market accounts                   20,671,361     653,027  3.16%
Time deposits $100,000 and over          4,611,490     261,092  5.66%
Other time deposits                     44,172,508   2,479,397  5.61%
Notes payable                              385,627      34,998  9.08%
                                      ------------ -----------  -----
Total interest-bearing liabilities     136,978,288   5,033,317  3.67%
                                      ------------ -----------  -----

Non interest-bearing deposits           34,375,951
Other non interest-bearing liabilities   1,746,323
Stockholders' equity                    15,875,651
                                      ------------
Total average liabilities and
  stockholders' equity                $188,976,213
                                      ============
Net interest income                                $ 9,358,791
                                                   ===========
Net yield on interest-earning assets                            5.37%
                                                                =====

Distribution of Assets, Liabilities and Stockholders' Equity;
-------------------------------------------------------------
Interest Rates and Interest Differential (Continued)
----------------------------------------------------

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

                                             1999 as compared to 1998
                                     ------------------------------------
                                               Due to a change in:
                                      Volume(1)       Rate(1)      Total
                                     ------------------------------------
Interest income from:
 Federal funds sold                   $ (414,907) $  (64,032) $  (478,939)
 Other securities                        244,943     (19,191)     225,752
 Securities available for sale           204,978    (180,715)      24,263
 Loans, net of unearned income           819,995    (548,723)     271,272
                                      ----------  ----------  -----------
 Total                                   855,009    (812,661)      42,348
                                      ----------  ----------  -----------


Interest expense on:
 Savings deposits                        144,180           0      144,180
 NOW accounts                             20,254    (139,309)    (119,055)
 Money market accounts                   (64,315)    (99,521)    (163,836)
 Time deposits $100,000 and over          45,976     (23,957)      22,019
 Other time                              (61,617)   (196,491)    (258,108)
 Notes payable                            24,748     (46,825)     (22,077)
                                      ----------  ----------  -----------
 Total                                   109,226    (506,103)    (396,877)
                                      ----------  ----------  -----------
 Net interest income                  $  745,783  $ (306,558) $   439,225
                                      ==========  ==========  ===========

(1) The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

The following table shows, for the periods indicated, the dollar amount of changes in interest income and interest expense resulting from changes in volume and interest rates.

                                          1998 as compared to 1997
                                      -----------------------------------
                                             Due to a change in:
                                       Volume(1)       Rate(1)      Total
                                      -----------------------------------

Interest income from:
 Federal funds sold                   $  390,771  $  (21,735) $   369,036
 Other securities                       (504,102)    157,819     (346,283)
 Securities available for sale           564,566     (42,134)     522,432
 Loans, net of unearned income           545,172    (164,312)     380,860
                                      ----------  ----------  -----------
 Total                                   996,407     (70,362)     926,045
                                      ----------  ----------  -----------

Interest expense on:
 Savings deposits                         61,943       3,743       65,686
 NOW accounts                             37,462           0       37,462
 Money market accounts                    84,630       6,300       90,930
 Time deposits $100,000 and over          30,209      (2,788)      27,421
 Other time                              328,927      22,271      351,198
 Notes payable                                 0        (318)        (318)
                                      ----------  ----------  -----------
 Total                                   543,171      29,208      572,379
                                      ----------  ----------  -----------
 Net interest income                  $  453,236  $  (99,570) $   353,666
                                      ==========  ==========  ===========


(1) The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

Investment Portfolio
--------------------

The following table indicates the carrying value of the Corporation's consolidated investment portfolio at December 31, l999, 1998 and 1997:

                                 1999 Carrying 1998 Carrying 1997 Carrying
                                     Value         Value         Value
                                 ------------- ------------- -------------
Investments Held to Maturity:
 U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies       $  15,983,037 $  15,003,624 $  16,435,914

Investments Held to Maturity:
 Obligations of states and
 political subdivisions                695,000       849,000       449,274

Investments Held to Maturity:
 Other debt securities                 400,000       300,000       300,000
                                 ------------- ------------- -------------
                                 $  17,078,037 $  16,152,624 $  17,185,188
                                 ============= ============= =============

 Federal Reserve Bank Stock      $      97,500 $      97,500 $      97,500
                                 ============= ============= =============

 Federal Home Loan Bank Stock    $     636,200 $             $
                                 ============= ============= =============


 Investments Available for Sale  $  30,017,299 $  31,879,320 $  20,796,287
                                 ============= ============= =============

The following table shows the maturities, amortized cost basis and weighted average yields of the Corporation's consolidated investment in held to maturity and available for sale debt securities at December 31, l999. The yields on state and municipal securities are presented on a tax equivalent basis. A federal tax rate of 34% was used in performing this calculation.*

                                        After one           After five
(In Thousands)        Within            but within          but within
                     one year           five years          ten years
Maturing:       Amount     Yield      Amount   Yield     Amount    Yield
--------------  ------     -----     -------   -----     ------    -----
U.S. Govt.
& Agency
obligations     $3,100     5.54%      $42,937   5.85%    $

State and
Political
subdivisions       110     5.39%          320   5.39%       265     6.10%

Other
securities                                300   8.01%       100     6.00%
                ------     -----      -------   ----     ------     ----
                $3,210     5.53%      $43,557   5.86%    $  365     6.07%
                ======     =====      =======   ====     ======     ====

	 * Federal Reserve Bank Stock and FHLB Stock not included.

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


(In Thousands)                          1999            1998            1997
                                        ----            ----            ----
Loans, non-accrual                      $363            $297            $341

Loans past due 90 days or
more and still accruing                  200             173             168
                                        ----            ----            ----
   Total                                $563            $470            $509
                                        ====            ====            ====

The amount of interest income recorded during 1999, 1998 and 1997 on non-accrual loans and restructured loans outstanding at December 31, 1999 amounted to $3,932, in 1998 $234, and in 1997 $1,737. Had these loans performed in accordance with their original terms, the amount recorded would have been $28,777 in 1999, $36,165 in 1998, and $40,929 in 1997.




As of December 31, 1999, there were no loans which are not now included above but where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

There are no industry concentrations in the Bank's loan portfolio, however, there is a geographical concentration of loans secured by property located within the Bank's market area is northeastern Massachusetts.


Loan Portfolio
--------------

The following table summarizes the distribution of the Bank's loan portfolio and mortgages held for sale as of December 31 for the years indicated:


                                 1999    1998     1997     1996      1995
                              -------- -------- -------- -------- --------
Commercial, financial
& agricultural                $ 25,018 $ 24,987 $ 22,180 $ 16,947 $ 16,486

Real estate-construction and
   land development              6,278    2,926    6,507    5,847    4,649

Real estate-residential         57,827   51,256   49,517   40,983   34,217

Real estate-commercial          48,546   44,223   44,242   46,150   42,588

Consumer                         8,239    8,242    7,652    6,538    5,594

Municipal tax-exempt
   obligations                   3,477    2,670    2,750      452      465

Loans to depository
   institutions                      0        0        0        0        0

Other                              741    1,318      517      583      787
                              -------- -------- -------- -------- --------
                               150,125  135,622  133,365  117,500  104,786

Allowance for loan losses       (2,132)  (1,935)  (2,163)  (2,197)  (2,073)
Deferred loan costs (fees) net     209      137       19      (86)     (97)

Unearned income                      0        0        0       (0)      (0)
                              -------- -------- -------- -------- --------
	Net loans                    $148,203 $133,824 $131,221 $115,217 $102,616
                              ======== ======== ======== ======== ========

Loan maturities for commercial, financial and agricultural at December 31, l999 were as follows: $13,838,973 due in one year or less; $9,956,179 due after one year through five years; $1,227,036.58 due after five years. Of the Bank's commercial, financial and agricultural loans due after one year, $1,643,733 have floating or adjustable rates and $9,539,483 have fixed rates.

Loan maturities for real estate construction and land development at December 31, 1999 were as follows: $4,366,895 due in one year or less, $1,911,379 due after one year through five years and $0 due after five years. Of the Bank's real estate construction and land development loans due after one year, $1,911,379 have adjustable rates and none have fixed rates.

Summary of Loan Loss Experience
-------------------------------

The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for loan losses at December 31 for each of the years indicated:

(In Thousands)                     1999     1998     1997    1996     1995
                                 -------- -------- -------- -------- -------

Average loans outstanding,
Net of unearned income           $139,694 $130,398 $124,368 $110,538 $93,227
                                 ======== ======== ======== ======== =======


Allowance for loan losses

Balance at beginning of period   $  1,935 $  2,163 $  2,198 $  2,073 $ 2,075
                                 -------- -------- -------- -------- -------
Charge-offs:


 Real Estate-Construction               0        0        0        0       0
 Real Estate-Residential                0      (97)     (25)       0       0
 Real Estate-Commercial                (2)       0      (14)    (669)    (28)
 Commercial, Financial & Agric.        (5)    (172)     (10)     (76)    (20)
 Consumer                             (14)     (13)      (5)      (9)    (30)
 Municipal Tax-Exempt obligations       0        0        0        0       0
 Loans to Depository Inst.              0        0        0        0       0
 Other Loans                            0        0        0        0       0

Recoveries:

 Real Estate-Construction               0        0        0        0       0
 Real Estate-Residential                6        5        0      208      50
 Real Estate-Commercial               190       43       14      265      10
 Commercial, Financial  & Agric.       19        5        3      385      10
 Consumer                               3        1        2       21       6
  Municipal Tax Exempt Loans            0        0        0        0       0
 Loans to Depository Inst.              0        0        0        0       0
 Other loans                            0        0        0        0       0
Net (charge-offs) recoveries          197     (228)     (35)     125      (2)
                                 -------- -------- -------- -------- -------

Provision for loan losses               0        0        0        0       0
                                 -------- -------- -------- -------- -------
Balance at period end            $  2,132 $  1,935 $  2,163 $  2,198 $ 2,073
                                 ======== ======== ======== ======== =======
Ratio of net charge-offs
  (recoveries) to average loans    (0.14%)   0.17%    0.03%   (0.11%)  0.00%
                                 ======== ======== ======== ======== =======

Allowance for Loan Losses:
--------------------------

An allowance is available for losses which may be incurred in the future on loans in the current portfolio. The allowance is increased by provisions charged to current operations and is decreased by loan losses, net of recoveries. The provision for loan losses is based on management's evaluation of current and anticipated economic conditions, changes in the character and size of the loan portfolio, and other indicators. The balance in the allowance for loan losses is considered adequate by management to absorb any reasonably foreseeable loan losses.


The following table reflects the allocation of the allowance for loan losses and the percentage of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

(IN THOUSANDS)
                               1999             1998            1997           1996            1995
                          ---------------  --------------- --------------- --------------- ---------------

                                 PERCENT          PERCENT         PERCENT         PERCENT         PERCENT
                                 OF               OF              OF              OF              OF
                                 LOANS IN         LOANS IN        LOANS IN        LOANS IN        LOANS IN
                                 CATEGORY         CATEGORY        CATEGORY        CATEGORY        CATEGORY
                                 TO TOTAL         TO TOTAL        TO TOTAL        TO TOTAL        TO TOTAL
                          AMOUNT LOANS     AMOUNT LOANS    AMOUNT LOANS    AMOUNT LOANS    AMOUNT LOANS
                          ------ --------  ------ -------- ------ -------- ------ -------- ------ --------
COMMERCIAL FINANCIAL
  & AGRICULTURAL          $  929    16.8%  $1,079    18.4% $  809    16.7% $  397    14.6% $  649    15.7%

REAL ESTATE-CONSTRUCTION      72     4.2%      13     2.2%     35     4.8%     41     5.0%     72     4.4%

REAL ESTATE-RESIDENTIAL      154    38.4%     203    37.7%    153    35.7%    309    34.3%    102    32.7%

REAL ESTATE-COMMERCIAL       549    32.3%     372    32.6%    448    34.6%    606    39.6%    698    40.6%

CONSUMER                      29     5.5%      29     6.2%     28     5.7%      9     5.6%     20     5.4%

MUNICIPAL TAX EXEMPT
  LOANS                       34     2.3%       0     1.9%      0     2.1%      0     0.4%      0     0.4%

OTHER                          0     0.5%       0     1.0%      0     0.4%      0     0.5%      0     0.8%

UNALLOCATED                  365     0.0%     239     0.0%    690     0.0%     836    0.0%    532     0.0%
                          ------ --------  ------ -------- ------ -------- ------- ------- ------ --------
TOTAL                     $2,132   100.0%  $1,935   100.0% $2,163   100.0% $ 2,198  100.0% $2,073   100.0%
                          ====== ========  ====== ======== ====== ======== ======= ======= ====== ========

Deposits
--------

The following table shows the average deposits and average interest rate paid for the last three years:
                            1999                1998               1997
                      Average   Average   Average   Average  Average    Average
                      Balance    Rate     Balance     Rate   Balance     Rate
                   ------------ -----  ------------ -----  ------------ -------
Demand Deposits    $ 41,811,797 0.00%  $ 37,064,657 0.00%  $ 34,375,951 0.00%

NOW Accounts         33,033,001 1.18%    31,705,859 1.60%    29,496,018 1.60%

Money Market
  Accounts           21,182,662 2.74%    23,307,456 3.19%    20,671,361 3.16%

Savings Deposits     44,550,006 3.02%    39,710,542 3.02%    37,641,284 3.01%

Time Deposits
  $100,000 and over   6,020,266 5.16%     5,149,262 5.60%     4,611,490 5.66%

Other Time Deposits  48,879,099 5.26%    49,986,897 5.66%    44,172,508 5.61%
                   ------------ -----  ------------ -----  ------------ ------

Total              $195,476,831 2.66%  $186,924,673 2.98%  $170,968,612 2.92%
                   ============ =====  ============ =====  ============ ======


As of December 31, 1999, the Bank had certificates of deposit in amounts of $100,000 and over aggregating $5,672,455. These certificates of deposit mature as follows:

           Maturity                         Amount
           --------                      -----------

  3 months or less                       $ 1,645,034
  Over 3 months through 6 months           1,429,009
  Over 6 months through 12 months            660,850
  Over 12 months                           1,937,562
                                         -----------
           Total                         $ 5,672,455
                                         ===========

Return on Equity and Assets
---------------------------

The following table summarizes various financial ratios of the Corporation for each of the last two years:

                                Year ended December 31,
                              ---------------------------
                                   1999           1998

Return on average total
 assets (net income divided
 by average total assets)          1.03%          1.03%

Return on average
 stockholders' equity
 (net income divided by
 average stockholders' equity)    11.44%         11.99%

Dividend payout ratio
 (total declared dividends
 divided by net income)           39.98%         32.21%

Equity to assets ratio
 (average stockholders' equity
 as a percentage of average
 total assets)                     8.99%          8.62%

Short-Term Borrowings
---------------------

The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank's business. Federal funds purchased represent daily transactions which the Bank uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily reflecting existing market conditions. There were no short-term borrowings during 1999, 1998 or 1997.

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

The Bank's Topsfield office (2,310 square feet) at 15 Main Street, Topsfield, Massachusetts is renewed by the Bank from a third party with a term that expired February 2000 with additional (2) five-year renewals and the 1999 annual rent of $39,280.

The Bank's North Beverly Plaza office (5,126 square feet) at 63 Dodge Street, Beverly, Massachusetts is leased by the Bank from a third party with a term that expires October 2001 with one five-year renewal and a current annual rent of $40,500.

The Bank, in 1997, established a full-service Branch Office, at Cummings Center (3,502 square feet), Cummings Center, 100 Cummings Center-Suites 101M and 101N, Beverly, Massachusetts. The 1999 annual rent for Cummings is $62,997 with a term that expires September 2001.

The Bank, in January 2000, established a full-service branch office (1,250 square feet) at 11 Summer Street, Manchester-by-the-Sea, Massachusetts. The 1999 annual rent during improvement for Manchester is $24,000 with a term that expires December 2029.

The Bank has five stand-alone, automated teller machines ("ATMs") in Massachusetts which are located at Beverly Hospital, Herrick Street, Beverly, Crosby's Market, Manchester-by-the-Sea, Cummings Center parking lot, 100 Cummings Center, Beverly, 311 Cabot Street, Beverly and 174 Rantoul Street, Beverly.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

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

                                    1999                 1998
                                   ------               ------
	Quarter ended March 31,           $17.00               $19.00*
	Quarter ended June 30,             15.75                20.00
	Quarter ended Sept. 30,            14.75                19.75
	Quarter ended Dec. 31,             15.50                18.50

	* Per share information has been adjusted to reflect the 2-for-1 stock split of common stock effective April 7, 1998.

Capital
-------

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

The number of record holders of the Corporation's common stock was 365 as of March 3, 2000. The Corporation declared quarterly cash dividends on its outstanding common stock, which amounted to an aggregate dividend per share of $.57 during 1999 and a $.45 dividend per share during 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS 1999 AS COMPARED TO 1998

The total assets of the Corporation as of December 31, 1999, amounted to $221,437,654 as compared to $215,030,304 in 1998. This increase amounted to $6,407,350 or 3.0%.

The economy of the Corporation's market area is considered stable.

Investment Portfolio
--------------------

As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This resulted in new classifications of investment securities; Securities-Held-to-Maturity, and Securities- Available-for-Sale. The securities reported in Available-for-Sale are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. The securities reported in Securities-Held-to-Maturity are carried at amortized cost.

Securities-Held-to-Maturity
---------------------------

The investments in Securities-Held-to-Maturity totaled $17,078,037 at December 31, 1999 as compared to $16,152,624 at December 31, 1998. This is an increase of $925,413 or 5.7%. U.S. Treasury and U.S. Agency obligations totaled $15,983,037 at December 31, 1999 as compared to $15,003,624 at December 31, 1998, an increase of $979,413 or 6.5%. The U.S. Agency securities funded growth in Available-for-Sale-Securities. The majority of investment purchases were made in the 24 to 60-month maturity range. State and municipal obligations held to maturity totaled $695,000 at December 31, 1999, as compared to $849,000 at December 31, 1998. This decrease totaled $154,000 or 18.1%. The decrease in the state and municipal portfolio is attributed to runoff of matured municipal securities of local municipalities. Management continues the investment focus on short to medium term U.S. Treasury Notes and Government agencies.

It is management's intent to hold those securities designated as held-to-maturity in the investment securities portfolio until maturity. The strategic maturity spread of the portfolio includes consideration of foreseeable events and liquidity conditions.

Securities-Available-for-Sale
-----------------------------

The balance of Securities-Available-for-Sale totaled $30,017,299 as of December 31, 1999 as compared to the balance of Securities-Available-for-Sale, which totaled $31,879,320 as of December 31, 1998, a decrease of $1,862,021 or 5.8%. These investments are primarily comprised of short to medium term U.S. Treasury and U.S. Government Agency Securities. This position is designed to give the Bank flexibility in managing liquidity needs.

Federal Funds Sold
------------------

The balance of federal funds sold totaled $4,400,000 at December 31, 1999 in comparison to $14,500,000 at December 31, 1998, reflecting the development of assets into higher yielding instruments. Despite such strategy, the Bank's liquidity position is considered to be adequate.

Loans
-----

Net Loans at December 31, 1999, totaled $146,853,578 as compared to $132,246,638 at December 31, 1998. This increase was $14,606,940 or 11.0%.

Commercial Loans totaled $25,018,277 at December 31, 1999, as compared to $24,987,512 at December 31, 1998. This is an increase of $30,765 or 0.1%.
This is attributed to increased competition for small business credit. The growth in the Bank's loan portfolio has been primarily in the commercial real estate, construction real estate and residential real estate portfolios.
Real estate construction loans totaled $6,278,275 at December 31, 1999, as compared to $2,926,158 at December 31, 1998. This is an increase of $3,352,117 or 114.6%, which can be attributed to an increase of commercial real estate construction activity. Real estate residential loans, excluding mortgage loans held for sale, totaled $56,478,166 at December 31, 1999, as compared to $49,678,024 at December 31, 1998. This is an increase of $6,800,142 or 13.7%. The increase of residential mortgage loan balances can be attributed to aggressive marketing, a strong economy and favorable interest rate environment. Real estate commercial loans totaled $48,546,154 at December 31, 1999 as compared to $44,223,264 at December 31, 1998, representing an increase of $4,322,890 or 9.8%. There has been increased competition for commercial loans, from both traditional and non traditional sources, during both 1999 and 1998. Consumer loans totaled $8,238,379 at December 31, 1999, as compared to $8,241,229 at December 31, 1998. This is a decrease of $2,850.

There are no industry concentrations in the Bank's loan portfolio. The Corporation is however exposed to geographic concentrations as the majority of the Bank's loan portfolio is composed of loans secured by real estate located in the Bank's market area.


Premises and Equipment
----------------------

Premises and equipment totaled $5,135,817 at December 31, 1999, as compared to $4,561,232 at December 31, 1998. This is an increase of $574,585 or 12.6%, which can be attributed to additional data processing equipment, telephone system, construction of the Manchester-by-the-Sea branch and personal computer upgrades in 1999.

Deposits
--------

Deposits totaled $199,228,713 at December 31, 1999, as compared to $193,549,414 at December 31, 1998. The increase of $5,679,299 or 2.9% can be attributed to deposit products being priced competitively to increase market share. Deposit growth can be attributed to the continued growth of core deposits. The continued growth of the core deposits is attributable to the ongoing effort to develop and maintain relationship banking with our customers.

Notes Payable
-------------

Notes payable totaled $-0- at December 31, 1999, as compared to $385,627 at December 31, 1998. The balance outstanding of notes payable reflects the payoff of the $385,627 balance of an industrial revenue bond issued for Cabot Street Realty Trust. Cabot Street Realty Trust repaid the loan effective March 31, 1999.

Capital
-------

The primary increase in capital of $1,278,666 can be attributed to internal capital growth of $1,339,967 and a net reduction of the balance of the leveraged ESOP of $200,000 and exercised stock options of $132,867. The change in the net unrealized loss for the available-for-sale securities totaled $394,168.

Consolidated Statements of Income
---------------------------------

Net Interest Income
-------------------

Net interest and dividend income totaled $10,151,682 for the year ended December 31, 1999, as compared to $9,640,079 for the year ended December 31,
1998.  This increase was $511,603 or 5.3%.   The interest income and interest
expense described below created this occurrence.

Loan Income
-----------

Interest and fees on loans totaled $12,081,117 for the year ended December 31, 1999, as compared to $11,748,027 for 1998. This is an increase of $333,090 or 2.8%. The loan portfolio continued to change in composition during the year. Unsecured consumer loans continued to decline. There was an increase in real estate loans in 1999. The growth of loan income can be based on the increased volume of loans throughout the year.

Investment Securities Income
----------------------------

Taxable investment securities income for the 12 months ended December 31, 1999, totaled $2,789,048 as compared to $2,533,214 for the same time period in 1998. This is an increase of $255,834 or 10.1%. The average balance of taxable investments of U.S. Treasury notes and government agencies increased in 1999, however, the investments purchased during the year were reinvested at higher rates.


Other Interest Income
---------------------

Other interest income totaled $454,811 for the 12 months ended December 31, 1999, as compared to $933,750 for the same time period in 1998, a decrease of $478,939 or 51.3%. The decrease is attributed to lower volumes of federal funds sold.

Interest Expense
----------------

Interest expense on deposits totaled $5,196,215 for the year ended December 31, 1999, as compared to $5,571,016 for the year ended December 31, 1998. This is a decrease of $374,801 or 6.7%. The decrease of certificate of deposit balances along with core deposit growth created this reduction of expense. There were no short-term borrowings for the 12 months ending December 31, 1999 or December 31, 1998. Interest on notes payable totaled $12,604 for the year ended December 31, 1999, as compared to $34,680 for the year ended December 31, 1998, a decrease of $22,076 or 63.7%. This situation was created by the payoff of the Cabot Street Realty Trust Industrial Revenue Bond.

Loan Loss Provision
-------------------

There were no provisions to the allowance for loan losses ("ALLL") during 1999 and 1998. No provisions were warranted because of improved collateral values and improved quality throughout most of the loan portfolio. At December 31, 1999 the Corporation's allowance for loan losses was $2,132,386 representing 1.4% of gross loans at December 31, 1999, as compared to $1,934,541, representing a ratio of 1.4% of total loans at December 31, 1998. The stability of this ratio reflects the continued growth in the loan portfolio during 1999. However, such growth was primarily in secured loans, which do not warrant substantial allocations within the ALLL.

Additional factors which eliminated the need for provisions during 1999 included management's evaluation of economic conditions including the stabilization and improvement of the local economy. The Corporation's non-accrual loans totaled to $362,870 at December 31, 1999, as compared to $297,375 at December 31, 1998. Similarly, combined non-accrual loans and past due loans 90 days or more remained low and amounted to $562,367 at December 31, 1999, as compared to $469,747 at December 31, 1998.

The ratio of non-performing assets to total loans, mortgages held for sale and other real estate owned ("OREO") was 0.38% for December 31, 1999, as compared to 0.35% as of December 31, 1998. The ratio of allowance for loan losses to non-performing assets equaled 379.2% at December 31, 1999, as compared to 411.8% at December 31, 1998.

A total of $21,027 loans were charged off by the Corporation during 1999 as compared to $282,762 charged off during the corresponding period in 1998. These charge-off's consisted primarily of loans to small businesses. Recoveries of loans previously charged off totaled $218,872 during 1999 as compared to $53,954 during the corresponding period in 1998.

Non-Interest Income
-------------------

Non-interest income totaled $2,609,112 in 1999 as compared to $2,211,229 in 1998. Income from fiduciary activities totaled $1,403,933 for the 12 months ended December 31, 1999, as compared to $1,228,191 for the same time period in 1998, an increase of $175,742 or 14.3%. Core earnings from recurring fiduciary income increased. Service charges and other deposit fees remained stable. Other income totaled $599,173 for the 12 months ended December 31, 1999 as compared to $371,462 for the same period in 1998. This increase is due primarily to the establishment of mortgage servicing rights in 1999.

Other Expense
-------------

The total non-interest expense totaled $9,170,814 for 1999 as compared to $8,473,991 in 1998. This is an increase of $696,823 or 8.2%. Salaries and benefits expense increased $299,314 or 6.1%, because of additional personnel in the retail expansion. Occupancy expense increased $55,406 or 7.1%. This increase represents additional rents along with repairs and maintenance. Equipment costs totaled $453,808 for the 12 months ending December 31, 1999 as compared to $434,668 for the same period in 1998.  This increase of
$19,140 or 4.4% can be attributed to continued upgrades of computer equipment to support the technology upgrades of both the Bank and Trust Department operating systems. Data Processing costs totaled $381,673 for the twelve months ended December 31, 1999 as compared to $269,142 for the same period in 1998. This increase is due to higher contractual costs along with additional services and products introduced. Stationery and supplies costs totaled $240,039 for the twelve months ended December 31, 1999 as compared to
$174,701 for the same period in 1998. Professional fees increased $78,820 or 29.3% due to research on new products and services along with increased
benefit consulting costs.   Other expenses totaled $1,689,592 for 1999 as
compared to $1,623,318 in 1998 a variance of $66,274 or 4.1% which can be attributed to increased training consultants, public relations, communication, and electronic banking expense.

Income Taxes
------------

Income tax expense totaled $1,357,339 for the year ended December 31, 1999 as compared to $1,237,406 for the same time period in 1998. This increase reflects the increase of taxable income.

Net Income
----------

Net income was $2,232,641 for 1999 as compared to $2,139,911 for 1998, which is an increase of $92,730 or 4.3%.

Capital Resources
-----------------

As of December 31, 1999, the Corporation had total capital in the amount of $20,218,279 as compared with $18,939,613 at December 31, 1998, which represents an increase of $1,278,666 or 6.8% (see Note 15). The capital ratios of the Corporation and the Bank exceed applicable regulatory requirements.

Banks and bank holding companies are generally required to maintain Tier 1 capital at a level equal to or greater than 4.0% to their adjusted total assets. As of December 31, 1999, the Bank's Tier 1 capital amounted to 8.21% as compared to 7.83% of total assets at December 31, 1998. Similarly, the Corporation's Tier I capital amounted to 9.44% at December 31, 1999 as compared to 8.86% at December 31, 1998 (see Note 15). Banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At December 31, 1999, the Bank's ratio of risk based capital to risk weighted assets amounted to 12.56% for Tier 1 and 13.81% for total capital, which satisfies the applicable risk-based capital requirements. At December 31, 1998, the Bank's ratio of risk-based capital to risk-weighted assets amounted to 12.56% for Tier 1 and 13.81% for total capital. Similarly, the Corporation's ratio of risk-based capital to risk-weighted assets, at December 31, 1999, amounted to 14.17% for Tier I and 15.43% for total capital which exceeds all applicable regulatory requirements. At December 31, 1998, the Corporation's ratio of risk-based capital to risk-weighted assets amounted to 14.03% for Tier 1 and 15.29% of total capital.

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

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Total securities maturing in one year or less amounted to approximately $3,564,782 or 7.5% at December 31, 1999 of the investment securities portfolio, and $8,223,310 at December 31, 1998, representing 17.1% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity.

The Corporation's goal is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year, of less than 10% of total earning assets. The Corporation believes that it is successfully managing its interest rate risk. Listed below is a gap analysis as of December 31, 1999 by repricing date or maturity.

Gap Analysis
------------

(In Thousands)           0-31  1-3    3-6   6-12    1-5     Over 5
                         Days Months Months Months  Years   Years
                        ----- ------ ------ ------  ------  ------
ASSETS

Investments                 0 10,986  2,985  1,110   4,617       0

Investments             1,157  9,093  1,988      0  15,987     463
  Available for Sale

  Fed Funds Sold        4,400      0      0      0       0       0

Total Loans            18,594  2,222  5,165 10,180  50,801  62,024

Mortgages Held for
  Sale                      0      4      6     12      89   1,238
                       ------ ------ ------ ------  ------  ------

Total Earning Assets   24,151 22,305 10,144 11,302  71,494  63,725

LIABILITIES

Non-interest bearing        0      0      0      0       0  44,807
  Deposits

Savings                     0      0 16,074      0  32,575       0

NOW Accounts                0      0 11,916      0  24,194       0

Money Market Accounts   6,611      0      0      0   6,611   6,611

Time Deposits           1,027    512  1,290    553   1,478       0
  $100,000 and over

Other time deposits     3,292  4,753  5,905  8,393  22,625       2
                       ------ ------ ------ ------  ------  ------

Total Deposits         10,930  5,265 35,185  8,946  87,483  51,420

Borrowings                  0      0      0      0       0       0

Total Deposits &
  Borrowings           10,930  5,265 35,185  8,946  87,483  51,420
                       ------ ------ ------ ------  ------  ------
Net Asset (Liability)
  Gap                  13,221 17,040(25,041) 2,356 (15,989) 12,305


Cumulative Gap         13,221 30,261  5,220  7,576  (8,413)  3,892

% Cumulative Gap         6.51% 14.90%  2.57%  3.73%  (4.14%)  1.92%

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

Disclosures relating to Year 2000 Preparation.
----------------------------------------------

During the late 1900s, the Corporation and the Bank undertook a comprehensive program to assess and address all issues relating to preparation for the Year 2000 and the various critical date changes associated with the transition into the new century. Such preparation was warranted because, historically, many computer systems used only two digits to refer to a year. This practice could cause errors in computer programs that were date-sensitive.

In the financial services industry, a failure to resolve on material Year 2000 issues could disrupt normal business activities or operations. Accordingly, the Corporation and Bank along with third party service providers, consultants and others worked to assure the Corporation's preparation for the Year 2000. Additionally, the Corporation assessed its potential exposure to the risks of a liquidity crisis or financial loss resulting from withdrawal of significant deposits or other sources of funds as the Millennium date approached. The Corporation developed liquidity and other contingency plans to assure a smooth transition into the Year 2000 without disruption or inconvenience to customers.

Management is pleased to report that the Corporation and the Bank did not need to implement any contingency plans because the transition into the Year 2000 was accomplished without disruption or inconvenience. The Corporation and the Bank are continuing their efforts to assure that the remaining critical dates associated with the Year 2000 do not cause any disruption to operations or any inconvenience to customers.

The costs associated with preparation for the Year 2000 were expensed as incurred and did not have a material impact on the Corporation's financial results or condition. The Corporation's budget for such expenses during 1999 was $115,000 of which it expended $128,000. Although the Corporation does not specifically monitor the costs of its management time and internal resources devoted to matters associated with the Year 2000, such issues consumed a substantial amount of staff and management attention during 1999.

ITEM  7.  FINANCIAL STATEMENTS

	Index to Consolidated Financial Statement Schedules


     	Description                                            Page Reference
     	-----------                                            --------------

Consolidated Balance Sheets at
   December 31, 1999 and 1998                                       FS 2

Consolidated Statements of Income for the years
   ended December 31, 1999, 1998 and 1997                           FS 3

Consolidated Statements of Changes in Stockholders'
   Equity for the years ended December 31, 1999, 1998 and 1997      FS 4-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                                 FS 6-7

Notes to Consolidated Financial Statements for the years ended
   1999, 1998 and 1997 including:                                   FS 8-26

Parent Company Only Balance Sheets at December 31, 1999 and 1998    FS 27

Parent Company Only Statements of Income for the years ended
  December 31, 1999, 1998 and 1997                                  FS 28

Parent Company Only Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997                                  FS 29


8. CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

		 NONE

                    SHATSWELL, MacLEOD & COMPANY, P.C.
                      CERTIFIED PUBLIC ACCOUNTANTS

                             83 PINE STREET
                WEST PEABODY, MASSACHUSETTS, 01960-3635
                        TELEPHONE (978) 535-0206
                        FACSIMILE (978) 535-9908



The Board of Directors and Stockholders
Beverly National Corporation
Beverly, Massachusetts

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

We have audited the accompanying consolidated balance sheets of Beverly National Corporation and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly National Corporation and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                         /S/
                                         SHATSWELL, MacLEOD & COMPANY, P.C.

                                         SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
January 6, 2000

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998


ASSETS                                             1999            1998
                                              -------------   -------------
Cash and due from banks                       $  11,978,530   $  10,971,822
Federal funds sold                                4,400,000      14,500,000
                                              -------------   -------------
Cash and cash equivalents                        16,378,530      25,471,822
Investments in available-for-sale
    securities (at fair value)                   30,017,299      31,879,320
Investments in held-to-maturity
    securities (fair values of $16,752,628
    as of December 31, 1999 and $16,162,284
    as of December 31, 1998)                     17,078,037      16,152,624
Federal Home Loan Bank stock, at cost                               636,200
Federal Reserve Bank stock, at cost                  97,500          97,500
Loans, net of the allowance for loan
    losses of $2,132,386 and $1,934,541,
    respectively                                146,853,578     132,246,638
Mortgages held-for-sale                           1,349,314       1,576,925
Premises and equipment                            5,135,817       4,561,232
Accrued interest receivable                       1,268,741       1,224,462
Other assets                                      2,622,638       1,819,781
                                              -------------   -------------
    Total assets                               $221,437,654    $215,030,304
                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing                       $  44,806,770   $  41,721,322
    Interest-bearing                            154,421,943     151,828,092
                                              -------------   -------------
      Total deposits                            199,228,713     193,549,414
Notes payable                                                       385,627
Employee Stock Ownership Plan loan                                  200,000
Other liabilities                                 1,990,662       1,955,650
                                              -------------   -------------
    Total liabilities                           201,219,375     196,090,691
                                              -------------   -------------
Stockholders' equity:
 Preferred stock, $2.50 par value per
    share; 300,000 shares authorized;
    issued and outstanding none

 Common stock, par value $2.50 per share;
    authorized 2,500,000 shares; issued
    1,622,018 shares as of December 31,
    1999 and 1,609,698 shares as of
    December 31, 1998; outstanding,
    1,575,894 shares as of
    December 31, 1999 and 1,563,574 shares
    as of December 31, 1998                       4,055,045       4,024,245
 Paid-in capital                                  2,572,740       2,470,673
 Retained earnings                               14,349,652      13,009,685
 Treasury stock, at cost (46,124 shares)           (427,467)       (427,467)
 Unearned Compensation - Employee Stock
    Ownership Plan                                                 (200,000)
 Accumulated other comprehensive income (loss)     (331,691)         62,477
                                              -------------    ------------
    Total stockholders' equity                   20,218,279      18,939,613
                                              -------------    ------------
    Total liabilities and stockholders'equity $ 221,437,654    $215,030,304
                                              =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1999, 1998 and 1997

                                     1999            1998             1997
Interest and dividend income:     -----------     -----------     -----------
  Interest and fees on loans      $12,081,117     $11,748,027     $11,414,506
  Interest and dividends on
    securities:
      Taxable                       2,789,048       2,533,214       2,380,978
      Tax-exempt                       31,864          30,784          13,008
      Dividends on marketable
       	equity securities               3,661
  Other interest                      454,811         933,750         564,714
                                  -----------     -----------     -----------
    Total interest and dividend
      income                       15,360,501      15,245,775      14,373,206
                                  -----------     -----------     -----------
  Interest expense:
    Interest on deposits            5,196,215       5,571,016       4,998,319
    Interest on notes payable          12,604          34,680          34,998
                                  -----------     -----------     -----------
      Total interest expense        5,208,819       5,605,696       5,033,317
                                  -----------     -----------     -----------
      Net interest and dividend
       	income                     10,151,682       9,640,079       9,339,889

Provision for loan losses
                                  -----------     -----------     -----------
      Net interest and dividend
       	income after provision
        for loan losses            10,151,682       9,640,079       9,339,889
                                  -----------     -----------     -----------
Other income:
     Income from fiduciary
       activities                   1,403,933       1,228,191       1,107,938
     Service charges on deposit
       accounts                       389,062         387,608         443,848
     Other deposit fees               216,944         223,968         227,850
     Other income                     599,173         371,462         368,982
                                  -----------     -----------     -----------
       Total other income           2,609,112       2,211,229       2,148,618
                                  -----------     -----------     -----------
Other expense:
     Salaries and employee
       benefits                     5,213,918       4,914,604       4,755,237
     Occupancy expense                843,711         788,305         738,772
     Equipment expense                453,808         434,668         415,409
     Data processing fees             381,673         269,142         258,767
     Stationery and supplies          240,039         174,701         182,722
     Professional fees                348,073         269,253         167,843
     Loss on sales of other real
       estate owned, net                                                8,275
     Other expense                  1,689,592       1,623,318       1,399,168
                                  -----------     -----------     -----------
       Total other expense          9,170,814       8,473,991       7,926,193
                                  -----------     -----------     -----------
       Income before income taxes   3,589,980       3,377,317       3,562,314
Income taxes                        1,357,339       1,237,406       1,392,301
                                  -----------     -----------     -----------
       Net income                 $ 2,232,641     $ 2,139,911     $ 2,170,013
                                  ===========     ===========     ===========

Earnings per common share         $      1.43     $      1.39     $      1.47
                                  ===========     ===========     ===========

Earnings per common share,
  assuming dilution               $      1.29     $      1.24     $      1.32
                                  ===========     ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1999, 1998 and 1997

                                                                        					              Accumulated
											                                                                                   Other
							                                                                      			Unearned  Comprehensive
                  	          			Common     Paid-in     Retained    Treasury   Compensation    Income
        		                    		Stock      Capital     Earnings      Stock        ESOP        (Loss)       Total
                             ----------  ---------- -----------  ----------   ------------ ----------   -----------
Balance, December 31, 1996   $1,978,373  $ 4,358,926 $ 9,886,901  $(685,127)  $(360,000)   $  (36,512)  $15,142,561
Comprehensive income:
   Net income                                          2,170,013
   Net change in
     unrealized holding
     loss on available-
     for-sale securities,
     net of tax effect                                                                         42,862
       Comprehensive income                                                                               2,212,875
Unearned compensation
   payment                                                                       60,000                      60,000
Dividends declared ($.33
   per share)                                           (497,926)                                          (497,926)
Sale of stock on exercise of
   stock options                             (39,834)               113,034                                  73,200
                             ----------   ---------- -----------  ---------   ---------    ----------   -----------
Balance, December 31, 1997    1,978,373    4,319,092  11,558,988   (572,093)   (300,000)        6,350    16,990,710
Comprehensive income:
   Net income                                          2,139,911
   Net change in unrealized
     holding gain on
     available-for-sale
     securities, net of
     tax effect                                                                                56,127
       Comprehensive income                                                                               2,196,038
Stock split (2 for 1)         1,978,372   (1,978,372)
Tax benefit for stock options                 12,357                                                         12,357
Unearned compensation
   payment                                                                      100,000                     100,000
Dividends declared ($.45
   per share)                                           (689,214)                                          (689,214)
Sale of stock on exercise of
   stock options                 67,500      117,596                144,626                   329,722
                             ----------  ----------- ----------- ----------   ---------      --------   -----------
Balance, December 31, 1998    4,024,245    2,470,673  13,009,685   (427,467)   (200,000)       62,477    18,939,613
Comprehensive income:
   Net income                                          2,232,641
   Net change in unrealized
     holding gain on available-
     for-sale securities,
     net of tax effect                                                                       (394,168)
Comprehensive income                                                                                      1,838,473
Tax benefit for stock options                 22,858                                                         22,858
Unearned compensation
   payment                                                                      200,000                     200,000
Dividends declared ($.57
   per share)                                           (892,674)                                          (892,674)
Sale of stock on exercise of
   stock options                 30,800       79,209                                                        110,009
                             ----------   ---------- -----------  ---------   ---------   -----------   -----------
Balance, December 31, 1999   $4,055,045   $2,572,740 $14,349,652  $(427,467)  $           $  (331,691)  $20,218,279
                             ==========   ========== ===========  =========   =========   ===========   ===========

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1999, 1998 and 1997
(continued)

Reclassification disclosure for the years ended December 31:

                                                         1999            1998
                                                        ------          ------
Net unrealized gains (losses) on available-for-sale
    securities                                         $(662,751)      $76,335
Less reclassification adjustment for realized gains
    or losses in net income                                    0             0
                                                       ---------       -------
    Other comprehensive income (loss) before income
      tax effect                                        (662,751)       76,335
Income tax (expense) benefit                             268,583       (20,208)
                                                       ---------       -------
Other comprehensive income (loss), net of tax          $(394,168)      $56,127
                                                       =========       =======


Accumulated other comprehensive income as of December 31, 1999, 1998 and 1997 consists of net unrealized holding gains (losses) on available-for-sale securities, net of taxes.


The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999, 1998 and 1997

                                           1999        1998          1997
                                      ------------ ------------ ------------
Cash flows from operating activities:
Net income                            $  2,232,641 $  2,139,911 $  2,170,013
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Net (increase) decrease in
     mortgages held-for-sale               199,200   (1,199,213)     596,231
   Provision (benefit) for mortgages
     held-for-sale                          28,411       (1,179)      (8,387)
   Increase in mortgage servicing
     rights assets                        (195,530)
   Loss on sales of other real estate
     owned, net                                                        8,275
   Disposal of fixed asset                                5,280
   Depreciation and amortization           469,800      450,891      426,219
   Change in prepaid interest                5,572        3,933        3,933
   Deferred tax expense (benefit)           90,301     (205,379)     (30,537)
   Increase (decrease) in taxes
     payable                              (416,614)     250,704      (38,209)
   Increase in interest receivable         (44,279)     (61,965)     (81,030)
   Increase (decrease) in interest
     payable                               (80,202)      42,205       21,464
   Increase in accrued expenses             58,105       27,947       54,247
   (Increase) decrease in prepaid
     expenses                               54,316          951      (66,857)
   Increase in other liabilities             8,407        5,275          439
   (Increase) decrease in other assets        (759)         403      (37,100)
   Amortization (accretion) of
     securities, net                           374     (129,916)     (23,800)
   Gain on sales of assets, net               (992)      (9,579)      (8,489)
   Change in deferred loan costs, net      (72,237)    (116,911)    (105,838)
                                      ------------ ------------ ------------
  Net cash provided by operating
    activities                           2,336,514    1,203,358    2,880,574
                                      ------------ ------------ ------------

Cash flows from investing activities:
  Purchases of available-for-sale
    securities                         (12,346,787) (34,608,372) (14,215,924)
  Proceeds from sales of available-
    for-sale securities                    550,458      169,657
  Proceeds from maturities of
    available-for-sale securities       12,995,968   23,499,497   11,085,135
  Purchases of held-to-maturity
    securities                          (5,080,156) (16,547,000)  (3,243,125)
  Proceeds from maturities of held
    -to-maturity securities              4,154,000   17,642,000    9,032,338
  Purchases of Federal Home Loan
    Bank stock                            (636,200)
  Proceeds from sales of other real
    estate owned                                                      74,658
  Net increase in loans                (14,860,053)  (1,842,919) (17,088,486)
  Recoveries of loans previously
    charged off                            218,872       53,954       20,176
  Capital expenditures                  (1,044,385)    (197,797)    (812,296)
  Proceeds from sales of assets            107,470      512,962      508,449
                                      ------------ ------------ ------------
  Net cash used in investing
    activities                         (15,940,813) (11,318,018) (14,639,075)
                                      ------------ ------------ ------------


BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999, 1998 and 1997
(continued)

                                          1999         1998         1997
                                      ------------ ------------ ------------
Cash flows from financing activities:
  Net increase in demand deposits,
    NOW and savings accounts            13,241,030   10,069,448    2,811,334
  Net increase (decrease) in time
    deposits                            (7,561,731)   7,188,956    2,741,448
  Proceeds from exercise of stock
    options                                110,009      329,722       73,200
  Payment on notes payable                (385,627)
  Dividends paid                          (892,674)    (689,214)    (543,189)
                                      ------------ ------------ ------------
  Net cash provided by financing
    activities                           4,511,007   16,898,912    5,082,793
                                      ------------ ------------ ------------
Net increase (decrease) in cash and
  cash equivalents                      (9,093,292)   6,784,252   (6,675,708)
Cash and cash equivalents at
  beginning of year                     25,471,822   18,687,570   25,363,278
                                      ------------ ------------ ------------
Cash and cash equivalents at end of
  year                                $ 16,378,530 $ 25,471,822 $ 18,687,570
                                      ============ ============ ============


Supplemental disclosures:
  Mortgages held-for-sale transferred
    to loans                          $  7,692,941 $    950,938 $    768,292
  Interest paid                          5,289,021    5,563,491    5,011,853
  Income taxes paid                      1,683,652    1,192,081    1,461,047
  Donation of other real estate owned                   255,000
  Loans transferred to other real
    estate owned                                                      82,933



The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1999, 1998 and 1997

NOTE 1 - NATURE OF OPERATIONS

Beverly National Corporation (Corporation) is a state chartered corporation that was organized in 1984 to become the holding company of Beverly National Bank (Bank). The Corporation's primary activity is to act as the holding company for the Bank. The Bank is a federally chartered bank, which was incorporated in 1802 and is headquartered in Beverly, Massachusetts. The Bank operates its business from five full service branches and two educational banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans. The Bank also operates a trust department that offers fiduciary and investment services.

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

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, the Bank and Cabot Street Realty Trust.

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

Cash and due from banks as of December 31, 1999 and 1998 includes $4,204,000 and $4,166,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.


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

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES:

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and was applied prospectively. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until after December 31, 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS
No. 127 in 1999 did not have an impact on the Corporation's financial position, results of operations or liquidity.


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

STOCK BASED COMPENSATION:

The Corporation recognizes stock-based compensation using the intrinsic value approach set forth in APB Opinion No. 25 rather than the fair value method introduced in SFAS No. 123. Entities electing to follow the provisions of APB No. 25 must make pro forma disclosure of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Corporation has made the pro forma disclosures required by SFAS No. 123.

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

The Corporation has computed and presented EPS for the years ended December 31, 1999, 1998 and 1997 in accordance with SFAS No. 128. EPS as so computed does not differ materially from EPS that would have resulted if APB Opinion No. 15 had been applied.

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:

                                          Gross        Gross
                            Amortized  Unrealized  Unrealized
                              Cost       Holding     Holding
                              Basis       Gains      Losses        Fair
                          ----------- -----------  ----------- -----------
Available-for-sale
  securities:
   December 31, 1999:
     Debt securities
       issued by the
       U.S. Treasury and
       other U.S.
       government
       corporations and
       agencies            $30,053,522 $    4,928   $  553,821 $29,504,629
     Marketable equity
       securities              520,130                   7,460     512,670
                           ----------- ----------   ---------- -----------
                           $30,573,652 $    4,928   $  561,281 $30,017,299
                           =========== ==========   ========== ===========
   December 31, 1998:
     Debt securities
       issued by the U.S.
       Treasury and other
       U.S. government
       corporations and
       agencies            $31,136,922 $  127,869   $   21,471 $31,243,320
     Marketable equity
       securities              636,000                             636,000
                           ----------- ----------   ---------- -----------
                           $31,772,922 $  127,869   $   21,471 $31,879,320
                           =========== ==========   ========== ===========

                              Gross        Gross
                            Amortized   Unrealized   Unrealized
                               Cost       Holding      Holding     Fair
                              Basis        Gains       Losses     Value
                           -----------  ----------  ---------- ----------
Held-to-maturity
  securities:
   December 31, 1999:
     Debt securities
       issued by the U.S.
       Treasury and other
       U.S. government
       corporations and
       agencies            $15,983,037 $    9,567   $  370,101 $15,622,503
     Debt securities
       issued by states
       of the United
       States and
       political
       subdivisions of
       the states              695,000                             695,000
     Debt securities
       issued by
       foreign
       governments             400,000     35,125                  435,125
                           ----------- ----------   ---------- -----------
                           $17,078,037 $   44,692   $  370,101 $16,752,628
                           =========== ==========   ========== ===========

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
                           =========== ==========   ========== ===========


The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 1999:

                         Held-to-maturity          Available-for-sale
                           securities:                securities:
                      ------------------------- ------------------------
                      Amortized                  Amortized
                         Cost         Fair          Cost         Fair
                         Basis        Value         Basis        Value
                      ------------ ------------ ------------ ------------
Due within one year   $  1,110,000 $  1,098,125 $  2,099,761 $  2,093,783
Due after one year
  through five years    15,603,037   15,280,722   27,953,761   27,410,846
Due after five years
  through ten years        365,000      373,781
                      ------------ ------------ ------------ ------------
                      $ 17,078,037 $ 16,752,628 $ 30,053,522 $ 29,204,629
                      ============ ============ ============ ============


During 1999, proceeds from sales of available-for-sale securities amounted to $550,458. There was no gain or loss realized from these sales. During 1998, proceeds from sales of available-for-sale securities amounted to $169,657. There was no gain or loss realized from these sales. During 1997, there were no sales of available-for-sale securities.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 1999.

Total carrying amounts of $16,348,097 and $15,555,710 of securities were pledged to secure treasury tax and loan, trust funds and public funds on deposit as of December 31, 1999 and 1998, respectively.


NOTE 4 - LOANS

Loans consisted of the following as of December 31:

                                                     1999        1998
                                                ------------ ------------
Commercial, financial and agricultural          $ 25,018,277 $ 24,987,512
Real estate - construction and land development    6,278,275    2,926,158
Real estate - residential                         56,478,166   49,678,024
Real estate - commercial                          48,546,154   44,223,264
Consumer                                           8,238,379    8,241,229
Other                                              4,217,717    3,988,233
                                                ------------ ------------
                                          						 148,776,968  134,044,420
Allowance for loan losses                         (2,132,386)  (1,934,541)
Deferred loan costs, net                             208,996      136,759
                                                ------------ ------------
    Net Loans                                   $146,853,578 $132,246,638
                                                ============ ============


In the years ending December 31, 1999 and 1998 the Corporation sold mortgage loans totalling $3,475,540 and $13,060,682, respectively and retained the servicing rights. The Bank capitalized mortgage servicing rights assets in 1999 of $218,148 and recorded amortization of $22,618. No valuation allowance was recorded because management estimates that there is no impairment in value of those rights. The balance of capitalized servicing rights included in other assets at December 31, 1999 was $195,530. The fair values of these rights approximated their carrying amount.

Certain directors and executive officers of the Corporation and companies in which they have significant ownership interest were customers of the Bank during 1999. Total loans to such persons and their companies amounted to $768,117 as of December 31, 1999. During 1999 principal payments and advances totaled $657,410 and $456,000, respectively.

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                   1999            1998            1997
                                ----------      ----------      ----------
Balance at beginning of period  $1,934,541      $2,163,349      $2,197,694
Loans charged off                  (21,027)       (282,762)        (54,521)
Recoveries of loans previously
  charged off                      218,872          53,954          20,176
                                ----------      ----------      ----------
Balance at end of period        $2,132,386      $1,934,541      $2,163,349
                                ==========      ==========      ==========


Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

                                       1999                    1998
                             ----------------------- ----------------------
                              Recorded     Related    Recorded     Related
                             Investment   Allowance  Investment   Allowance
                             In Impaired  For Credit In Impaired  For Credit
                                Loans        Loans      Loans        Loans
                             ----------   ---------- -----------  ---------
Loans for which there
  is a related allowance
  for credit losses          $  109,309   $   13,000 $    42,504   $ 19,000

Loans for which there is
  no related allowance
  for credit losses              96,657                  132,500
                             ----------   ---------- -----------   --------
       Totals                $  205,966   $   13,000 $   175,004   $ 19,000
                             ==========   ========== ===========   ========


Average recorded investment
  in impaired loans during
  the year ended December 31 $  228,751              $   259,312
                             ==========              ===========

Related amount of interest
  income recognized during
  the time, in the year
  ended December 31, that
  the loans were impaired

       Total recognized      $      447              $       234
                             ==========              ===========
       Amount recognized using
         a cash-basis method
         of accounting       $      447              $       234
                             ==========              ===========


NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

                                         1999            1998
                                     -----------     -----------
Land                                 $   421,077     $   421,077
Buildings                              4,415,487       4,409,490
Furniture and equipment                2,791,698       2,116,576
Leasehold improvements                 1,219,127       1,177,796
Construction in progress                 324,922           2,987
                                     -----------     -----------
                                       9,172,311       8,127,926
Accumulated depreciation and
  amortization                        (4,036,494)     (3,566,694)
                                     -----------     -----------
                                     $ 5,135,817     $ 4,561,232
                                     ===========     ===========


NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more were $5,672,455 and $5,929,306 as of December 31, 1999 and 1998,
respectively.

For time deposits as of December 31, 1999, the scheduled maturities for the years ended December 31, are:

                   2000           $25,376,270
                   2001            19,300,151
                   2002             3,997,106
                   2003             1,000,433
                   Thereafter         123,644
                                  -----------
                                  $49,797,604
                                  ===========


NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following as of December 31:

                                                  1999           1998
                                               ----------      --------
Industrial Revenue Bond, due in a balloon
  payment on June 30, 2000.  Interest payable
  at 94.11% of the Bank Boston prime rate       $               $385,627
                                                ==========      ========


The Industrial Revenue Bond was issued to Cabot Street Realty Trust on August 1, 1985 in order to purchase property and finance renovations. Cabot Street Realty Trust paid off the Industrial Revenue Bond on March 31, 1999.

NOTE 8 - INCOME TAXES

The components of the income tax expense are as follows for the years ended December 31:

                                    1999          1998              1997
                                 ----------     ----------       ----------
Current:
 Federal                         $  915,981     $1,033,042       $  950,484
 State                              351,057        409,743          472,354
                                 ----------     ----------       ----------
                                  1,267,038      1,442,785        1,422,838
                                 ----------     ----------       ----------
Deferred:
 Federal                             66,710       (152,692)          (7,304)
 State                               23,591        (52,687)         (23,233)
                                 ----------     ----------       ----------
                                     90,301       (205,379)         (30,537)
                                 ----------     ----------       ----------
    Total income tax expense     $1,357,339     $1,237,406       $1,392,301
                                 ==========     ==========       ==========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                             1999    1998    1997
                                            ------  ------  ------
                                             % of    % of    % of
                                            Income  Income  Income
                                            ------  ------  ------
Federal income tax at statutory rate         34.0%   34.0%   34.0%
Increase (decrease) in tax resulting from:
 Tax-expemt income                           (2.3)   (2.1)    (.3)
 Dividends paid to ESOP                       (.5)    (.3)    (.3)
 Unallowable expenses                          .4      .7      .2
 Other                                        (.7)   (2.7)   (2.8)
State tax, net of federal tax benefit         6.9     7.0     8.3
                                            ------  ------  ------
  Effective tax rates                        37.8%   36.6%   39.1%
                                            ======  ======  ======


The Corporation had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                               1999         1998
                                            ----------   ----------
Deferred tax assets:
  Allowance for loan losses                 $  590,136   $  590,136
  Net unrealized holding loss
    on available-for-sale securities           224,662
  Deferred compensation                        169,318      188,075
  Accrued retirement benefits                   90,713       82,694
  Accrued interest on nonperforming loans       27,923       23,386
  Net unrealized loss on mortgages
    held-for-sale                               10,281
  Accrued pension expense                      132,058      103,559
                                            ----------   ----------
     Gross deferred tax assets               1,245,091      987,850
                                            ----------   ----------
Deferred tax liabilities:
  Accelerated depreciation                     206,696      194,429
  Loan origination fees and costs, net          85,017       53,870
  Net unrealized holding gain on available-
    for-sale securities                                      43,921
  Unrealized gain on mortgages held-for-sale                  1,349
  Other adjustments                             21,793       21,009
  Mortgage servicing rights                     80,031
                                            ----------   ----------
     Gross deferred tax liabilities            393,537      314,578
                                            ----------   ----------
Net deferred tax assets                     $  851,554   $  673,272
                                            ==========   ==========

Deferred tax assets as of December 31, 1999 and 1998 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 1999, the Corporation had no operating loss and tax credit carryovers for tax purposes.

NOTE 9 - STOCK COMPENSATION PLANS

As of December 31, 1999, the Corporation has two fixed option, stock-based compensation plans, which are described below. The Corporation applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans except that compensation costs of $18,900 was charged against income for the Director's plan. Had compensation cost for the Corporation's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

                                            1999       1998       1997
                                        ---------- ---------- ----------
Net income              As reported     $2,232,641 $2,139,911 $2,170,013
                        Pro forma       $2,158,413 $2,095,148 $2,125,921

Earnings per share      As reported     $     1.43 $     1.39 $     1.47
                        Pro forma       $     1.39 $     1.36 $     1.44

Earnings per share,
  assuming dilution     As reported     $     1.29 $     1.24 $     1.32
                        Pro forma       $     1.25 $     1.22 $     1.29

The Corporation has adopted two fixed option, stock-based compensation plans. Under the 1998 Incentive Stock Option Plan for Key Employees the Corporation may grant up to 60,000 shares of common stock, at fair value, to present and future employees. This plan was approved by the stockholders in 1999. Under the 1998 Directors' plan the Corporation may grant up to 30,000 shares of common stock to present and future Directors. Under the 1998 Directors' Plan, stock options are granted at prices and exercise terms as determined by the Board of Directors. Under both plans, options expire ten years after the grant date.


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 3% for all years, expected volatility of 16% for 1999, 16% for 1998 and 12% for 1997, risk-free interest rate of 6.03% for 1999, 5.53% for 1998 and 6.60% for 1997 and expected lives of 8 years for all years.

A summary of the status of the Corporation's fixed stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                             1999              1998              1997
                      ------------------ ----------------- ------------------
                              Weighted-         Weighted-          Weighted-
                               Average           Average            Average
                               Exercise          Exercise           Exercise
Fixed Options          Shares    Price    Shares   Price    Shares    Price
                      -------- --------- ------- --------- -------- ---------
Outstanding at
  beginning of year    326,080 $  8.42   351,600 $  7.50    309,900 $  7.03
Granted                 28,820   14.91    34,580   16.47     55,700    9.83
Exercised              (12,320)   7.40   (42,610)   7.74    (12,200)   6.00
Forfeited               (3,980)  21.02   (17,490)   7.41     (1,800)   9.00
                      --------           -------            -------
Outstanding at end
  of year              338,600    8.96   326,080    8.42    351,600    7.50
                      ========           =======            =======

Options exercisable
  at year-end          195,000           171,980            183,610
Weighted-average fair
  value of options
  granted during the
  year                   $4.42             $3.47              $2.38

The following table summarizes information about fixed stock options outstanding as of December 31, 1999:

                      Options Outstanding          Options Exercisable
               ---------------------------------  ---------------------
                             Weighted
                  Number     -Average    Weighted    Nubmer     Weighted
 Range of       Outstanding  Remaining   -Average  Exercisable  -Average
 Exercise          as of    Contractual  Exercise     as of     Exercise
 Prices          12/31/99      Life        Price     12/31/99     Price
--------------  ----------- -----------  --------  -----------  --------
$  5.95           67,500     3.50 years  $  5.95     48,360     $  5.95
   7.00 - 7.65   146,300     5.03           7.39    100,040        7.32
   8.18 - 9.00    30,780     6.48           8.71     11,700        8.68
  10.15           35,020     7.00          10.15     13,460       10.15
  14.07           19,020     9.50          14.07      8,220       14.07
  16.47 -16.55    39,980     8.47          16.49     13,220       16.50
                --------                           --------
                 338,600     5.70           8.96    195,000        8.16
                ========                           ========

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


The following tables set forth information about the plan as of December 31 and the years then ended:

                                                  1999        1998
                                               ----------  ----------
Change in projected benefit obligation:
 Benefit obligation at beginning of year       $5,559,118  $4,881,819
 Service cost                                     286,734     265,088
 Interest cost                                    344,138     336,617
 Actuarial gain (loss)                         (1,241,046)    224,464
 Benefits paid                                   (192,262)   (148,870)
 Liability change due to new census date         (380,150)
                                               ----------  ----------
    Benefit obligation at end of year           4,376,532   5,559,118
                                               ----------  ----------

Change in plan assets:
 Plan assets at estimated fair value at
    beginning of year                           5,878,805   5,018,844
 Actual return on plan assets                     654,877   1,008,831
 Benefits paid                                   (192,262)   (148,870)
                                               ----------  ----------
    Fair value of plan assets at end
       of year                                  6,341,420   5,878,805
                                               ----------  ----------

Funded status                                   1,964,888     319,687
Unrecognized net gain                          (2,220,519)   (481,654)
Unrecognized prior service cost                    30,144      32,656
Unamortized net asset existing at date of
   adoption of SFAS No. 87                        (96,366)   (122,913)
                                               ----------  ----------
    Accrued benefit cost included in
       other liabilities                       $ (321,853) $ (252,224)
                                               ==========  ==========

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 4.5% for 1999, 6.75% and 5.0% for 1998 and 7.0% and 5.0% for 1997, respectively. The weighted-average expected long-term rate of return on assets was 9.0% for 1999, 1998 and 1997.

Components of net periodic benefit cost:

                                                 1999      1998      1997
                                               --------  --------  --------
Service cost                                   $286,734  $265,088  $235,313
Interest cost on benefit obligation             344,138   336,617   311,773
Expected return on assets                      (521,836) (445,126) (358,512)
Amortization of prior service cost                2,512     2,512     2,512
Recognized net actuarial cost                   (26,547)  (26,547)  (19,981)
Amortization of net gain from earlier periods   (15,372)
                                               --------  --------  --------
  Net periodic benefit cost                    $ 69,629  $132,544  $171,105
                                               ========  ========  ========

The amounts and types of securities of the Corporation and related parties included in plan assets as of December 31, 1999 and 1998 consists of shares of Beverly National Corporation Stock.

Supplemental Retirement Plan

On December 24, 1996 the Corporation adopted a Supplemental Retirement Plan for two executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Corporation's retirement plan for employees. The amount charged to expense for these benefits was $193,319 in 1999, $156,039 in 1998 and $131,116 in 1997.


The financial status of the plan is as follows as of December 31:

                                                      1999            1998
                                                    --------        --------
Projected benefit obligation                        $631,250        $500,849
Unrecognized net gains                                74,341          11,263
                                                    --------        --------
                                          						     705,591         512,112
Assets of the Bank, consisting of U.S. Government
  obligations, equity instruments and life
  insurance policies, which are used to assist in
  the administration of the plan                     687,850         457,429
                                                    --------        --------

Pension liability                                   $ 17,741        $ 54,683
                                                    ========        ========


The discount rate and estimated pay increases used in determining the projected benefit obligation were 8.00% and 5.00% in 1999, 6.75% and 5.00% for 1998, and 7.00% and 5.00% for 1997, respectively.


Defined contribution profit sharing plan

The Corporation has a defined contribution profit sharing plan. Contributions by the Corporation were $10,000 in 1999, $14,754 in 1998 and $15,067 in 1997.

401K plan

The Corporation contributed $70,861, $82,732 and $76,479 to a 401K plan in 1999, 1998 and 1997, respectively.

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

The Corporation makes annual contributions to the ESOP in amounts determined by the board of directors, subject to a limitation based on earnings and capital of the Corporation. Such contributions are first made to permit required payments of amounts due under acquisition loans. Dividends received by the ESOP on shares of the Corporation owned by the ESOP are used to repay acquisition loans or are credited to the accounts of allocated shares. The
ESOP borrows money to purchase shares of the Corporation.   The shares are
pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. ESOP compensation expense totalled $140,454 in 1999, $144,000 in 1998 and $148,600 in 1997.

The ESOP shares were as follows as of December 31:

                                                    1999     1998
                                                  -------  --------
Allocated shares                                   79,677    64,231
Shares released for allocation                     17,146    17,216
Unreleased shares                                            17,146
                                                  -------  --------
Total ESOP shares                                  96,823    98,593
                                                  =======  ========
Estimated fair value of unreleased shares
    as of December 31                             $        $317,201
                                                  =======  ========


Any shares of the Corporation purchased by the ESOP after December 31, 1992 are subject to the accounting specified by the American Institute of CPAs Statement of Position 93-6. The only such shares were 2,820 shares purchased on February 2, 1996 and 6,756 shares purchased on October 31, 1994. As of December 31, 1999 all of these shares had been released from collateral. As they are released, the Corporation reports the compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share computations. Also, as the shares are released, the related dividends will be recorded as a reduction of retained earnings, and dividends on the unallocated shares will be recorded as a reduction of debt and accrued interest.

A loan payable by the ESOP, with repayment guaranteed by the Corporation, was paid in full in 1999.

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

Change in Control

One of the Corporation's executive officers has a change in control agreement (agreement) with the Corporation. Under the agreement, if the executive officer's employment is terminated subsequent to a change in control as defined in the agreement, then the officer is entitled to a lump sum equal to the product of the average sum of annual base compensation, including salary and bonus, for the five preceding years multiplied by three.

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

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                            1999      1998
                                                         ---------  ---------
Change in accumulated postretirement benefit obligation:
  Benefit obligation at beginning of year                $ 631,561  $ 613,908
  Service cost                                               1,650      2,468
  Interest cost                                             43,554     42,974
  Actuarial (gain) loss                                    (23,930)    22,478
  Benefits paid                                            (57,085)   (50,267)
                                                         ---------  ---------
    Benefit obligation at end of year                      595,750    631,561
                                                         ---------  ---------

    Fair value of plan assets at end of year                     0         0
                                                         ---------  ---------

  Funded status                                           (595,750)  (631,561)
  Unrecognized net gain                                   (183,891)  (163,241)
  Unrecognized transition obligation                       559,200    602,100
                                                         ---------  ---------
    Accrued benefit cost included in other liabilities   $(220,441) $(192,702)
                                                         =========  =========

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the accumulated postretirement benefit obligation were 8.0% and 5.0% for 1999, 6.75% and 5.00% for 1998 and 7.00% and 5.00% for 1997, respectively. The weighted-average expected long-term rate of return on assets was 7.0% for 1999, 1998 and 1997.

Components of net periodic benefit cost:

                                         1999      1998      1997
                                       -------   -------   -------
Service cost                           $ 1,650   $ 2,468   $ 2,390
Interest cost on benefit obligation     43,554    42,974    43,661
Amortization of prior service cost      42,900    42,900    42,900
Recognized net actuarial cost           (3,280)  (13,814)  (15,225)
                                       -------   -------   -------
   Net periodic benefit cost           $84,824   $74,528   $73,726
                                       =======   =======   =======

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects in the year ended December 31, 1999:

                                               1-Percentage-   1-Percentage-
                                               Point Increase  Point Decrease
                                               --------------  --------------
Effect on total of service and interest cost
   components                                    $     328       $     756
Effect on postretirement benefit obligation          4,647          11,319

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Corporation is obligated under various lease agreements covering branch offices and equipment. These agreements are considered to be operating leases. The terms expire between 2000 and 2029. Options to renew for additional terms are included under the branch office lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 1999:

              2000                            $  157,602
              2001                               132,016
              2002                                51,305
              2003                                51,000
              2004                                54,000
              Years thereafter                 1,566,000
                                              ----------
              Total minimum lease payments    $2,011,923
                                              ==========

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $188,693 for 1999, $150,672 for 1998 and $164,083 for 1997.

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

The estimated fair values of the Corporation's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                      1999                      1998
                            ------------------------- -------------------------
                              Carrying       Fair        Carrying      Fair
                               Amount        Value        Amount       Value
                            ------------ ------------ ------------ ------------
Financial assets:
 Cash and cash equivalents  $ 16,378,530 $ 16,378,530 $ 25,471,822 $ 25,471,822
 Available-for-sale
   securities                 30,017,299   30,017,299   31,879,320   31,879,320
 Held-to-maturity securities  17,078,037   16,752,628   16,152,624   16,162,284
 Federal Home Loan Bank stock    636,200      636,200
 Federal Reserve Bank stock       97,500       97,500       97,500       97,500
 Loans                       146,853,578  146,060,000  132,246,638  133,027,000
 Mortgages held-for-sale       1,349,314    1,349,314    1,576,925    1,576,925
 Accrued interest receivable   1,268,741    1,268,741    1,224,462    1,224,462

Financial liabilities:
 Deposits                    199,228,713  199,229,000  193,549,414  194,043,000
 Notes payable                                             385,627      385,627
 Employee Stock Ownership
  plan loan                                                200,000      200,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

                                                   1999           1998
                                              -------------   -------------
Commitments to originate loans                $     476,091   $     847,000
Standby letters of credit                           198,894         247,529
Commercial letters of credit                         23,753         712,348
Unadvanced portions of loans:
 Consumer                                         1,401,160       1,844,086
 Home equity                                      6,302,574       5,719,057
 Commercial lines of credit                      10,791,491      10,008,924
 Commercial construction                          1,763,702         138,550
 Residential construction                         1,343,221         425,810
                                              -------------   -------------
                                              $  22,300,886   $  19,943,304
                                              =============   =============

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

NOTE 15 - REGULATORY MATTERS

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. As of December 31, 1999 the Bank could declare dividends up to $4,442,879, without the approval of the Comptroller of the Currency.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital
(as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table.
                                                                 To Be Well
                                                             Capitalized Under
                                               For Capital   Prompt Corrective
                                                Adequacy           Action
                                 Actual         Purposes:        Provisions:
                             --------------- --------------  -----------------
                             Amount   Ratio   Amount  Ratio   Amount   Ratio
                             ------  -------  ------  -----  -------  --------
                                        (Dollar amounts in thousands)
As of December 31, 1999:
  Total Capital
  (to Risk Weighted Assets):
     Consolidated            $22,367  15.43%  $11,600 >8.0%   N/A
     Beverly National Bank    19,526  13.81    11,311 >8.0    $14,139 >10.0%

  Tier 1 Capital
  (to Risk Weighted Assets):
     Consolidated             20,551  14.17     5,800 >4.0    N/A
     Beverly National Bank    17,754  12.56     5,656 >4.0    8,484   >6.0

  Tier 1 Capital
  (to Average Assets):
     Consolidated             20,551   9.44     8,711 >4.0    N/A
     Beverly National Bank    17,754   8.21     8,652 >4.0    10,815  >5.0

                                                                  To Be Well
                                                              Capitalized Under
                                              For Capital     Prompt Corrective
                                                Adequacy            Action
                                   Actual       Purposes:         Provisions:
                             --------------  --------------   -----------------
                             Amount  Ratio   Amount   Ratio    Amount   Ratio
                             ------  ------  ------   -----   -------   -------
                                           (Dollar amounts in thousands)
As of December 31, 1998:
  Total Capital
  (to Risk Weighted Assets):
     Consolidated            $20,563  15.29%  $10,762  >8.0%   N/A
     Beverly National Bank    18,084  13.81    10,476  >8.0    $13,095  >10.0%

  Tier 1 Capital
  (to Risk Weighted Assets):
     Consolidated             18,878  14.03     5,381  >4.0    N/A
     Beverly National Bank    16,443  12.56     5,238  >4.0      7,857  > 6.0

  Tier 1 Capital
  (to Average Assets):
     Consolidated             18,878   8.86     8,519  >4.0    N/A
     Beverly National Bank    16,443   7.83     8,399  >4.0     10,499  > 5.0

NOTE 16 - EARNINGS PER SHARE (EPS)

In the earnings-per-share computations, the average number of shares outstanding does not include 8,573 shares for 1999, 21,975 shares for 1998 and 16,633 shares for 1997 which were the average number of shares not committed to be released under the Bank's ESOP plan for those years.

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                         Income          Shares       Per-Share
                                      (Numerator)     (Denominator)     Amount
                                      -----------     -------------   ---------
Year ended December 31, 1999
  Basic EPS
   Net income and income available
     to common stockholders           $2,232,641        1,557,764        $1.43
   Effect of dilutive securities,
     options                                              169,990
                                      ----------        ---------
  Diluted EPS
   Income available to common
     stockholders and assumed
     conversion                       $2,232,641        1,727,754        $1.29
                                      ==========        =========

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


NOTE 17 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.


NOTE 18 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements presented are for the Beverly National Corporation (Parent Company Only) and should be read in conjunction with the consolidated financial statements.

BEVERLY NATIONAL CORPORATION
(Parent Company Only)
BALANCE SHEETS
December 31, 1999 and 1998

ASSETS                                             1999          1998
                                                -----------  -----------
Cash                                            $    20,430  $     1,186
Investment in Beverly National Bank              17,430,565   16,506,277
Investment in Cabot Street Realty Trust             519,548      525,418
Investment in available-for-sale securities         512,670      675,657
Loans                                                35,000       35,000
Premises and equipment                              532,633      549,374
Accounts receivable from subsidiaries             1,135,858      828,357
Interest receivable                                   1,845        2,290
Prepaid and deferred taxes                           39,547       25,384
Other assets                                            925
                                                -----------  -----------
     Total assets                               $20,229,021  $19,148,943
                                                ===========  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Employee Stock Ownership Plan loan              $            $   200,000
Accrued audit expense                                 3,140        3,140
Other liabilities                                     7,602        6,190
                                                -----------  -----------
     Total liabilities                               10,742      209,330
                                                -----------  -----------
Stockholders' equity:
  Preferred stock, $2.50 par value per share;
    300,000 shares authorized; issued
    and outstanding none
  Common stock, par value $2.50 per share;
    authorized 2,500,000 shares; issued
    1,622,018 shares as of December 31, 1999
    and 1,609,698 shares as of December 31,
    1998; outstanding, 1,575,894 shares as of
    December 31, 1999 and 1,563,574 shares as
    of December 31, 1998                          4,055,045    4,024,245
  Paid-in capital                                 2,572,740    2,470,673
  Retained earnings                              14,349,652   13,009,685
  Treasury stock, at cost (46,124 shares)          (427,467)    (427,467)
  Unearned Compensation - Employee Stock
    Ownership Plan                                              (200,000)
  Accumulated other comprehensive
    income (loss)                                  (331,691)      62,477
                                                -----------  -----------
     Total stockholders' equity                  20,218,279   18,939,613
                                                -----------  -----------
     Total liabilities and stockholders'
       equity                                   $20,229,021  $19,148,943
                                                ===========  ===========

BEVERLY NATIONAL CORPORATION
(Parent Company Only)
STATEMENTS OF INCOME
Years Ended December 31, 1999, 1998 and 1997

                                                1999        1998       1997
                                                ----        ----       ----
Interest and dividend income:
 Interest on taxable investment securities  $   16,398  $   23,186  $    5,801
 Dividends on marketable equity securities       3,661
 Interest on loans and receivables from
   subsidiaries                                 78,354      63,224      67,022
 Dividends from Beverly National Bank          892,660     687,536     497,926
                                            ----------   ---------   ---------
     Total interest and dividend income        991,073     773,946     570,749
                                            ----------   ---------   ---------
Other income:
    Rental income                               36,000      36,000      36,000
                                            ----------   ---------   ---------
     Total other income                         36,000      36,000      36,000
                                            ----------   ----------  ---------
Expenses:
    Occupancy expense                           16,741      21,292      16,742
    Equipment expense                              100         119         624
    Other expense                               92,617      76,431      83,971
                                            ----------   ---------   ---------
     Total expenses                            109,458      97,842     101,337
                                            ----------   ---------   ---------
Income before income tax benefit and equity
   in undistributed net income (loss) of
   subsidiaries                                917,615     712,104     505,412
Income tax benefit                              (9,695)     (3,400)     (6,536)
                                            ----------   ----------   --------
Income before equity in undistributed net
   income (loss) of subsidiaries               927,310     715,504     511,948
                                            ----------   ----------   --------
Equity in undistributed net income (loss)
   of subsidiaries:
     Beverly National Bank                   1,311,201   1,447,336   1,684,342
     Cabot Street Realty Trust                  (5,870)    (22,929)    (26,277)
                                            ----------  ----------  ----------
	    Total equity in undistributed net
       income of subsidiaries                1,305,331   1,424,407   1,658,065
                                            ----------  ----------  ----------
     Net income                             $2,232,641  $2,139,911  $2,170,013
                                            ==========  ==========  ==========


BEVERLY NATIONAL CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 1999, 1998 and 1997

                                                1999         1998       1997
                                                ----         ----       ----

Cash flows from operating activities:
    Net income                              $2,232,641  $2,139,911  $2,170,013
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Undistributed net income of
       subsidiaries                         (1,305,331) (1,424,407) (1,658,065)
     Increase (decrease) in accrued expenses                   200      (3,941)
     Depreciation expenses                      16,741      21,292      16,742
     Increase in taxes payable                   1,412       2,541       3,830
     Change in prepaid and deferred taxes        8,900       2,357        (552)
     Accretion of securities                                  (205)
     (Increase) decrease in interest receivable    445      (1,288)        (66)
     Increase in prepaid expenses                 (925)
     (Increase) decrease in other assets                                45,263
                                            -----------  ----------  ----------
    Net cash provided by operating
      activities                               953,883     740,401     573,224
                                            -----------  ----------  ----------

Cash flows from investing activities:
    Purchases of available-for-sale
      securities                              (394,931)   (501,313)   (281,500)
    Proceeds from sales of available-for-sale
      securities                               550,458      69,656
    Proceeds from maturities of available-
      for-sale securities                                               85,000
    (Increase) decrease in due from
      subsidiaries                            (307,501)     49,000      95,000
                                            -----------  ----------  ----------
    Net cash used in investing activities     (151,974)   (382,657)   (101,500)
                                            -----------  ----------  ----------

Cash flows from financing activities:
    Proceeds from exercise of stock options    110,009     329,722      73,200
    Dividends paid                            (892,674)   (689,214)   (543,189)
                                            -----------  ----------  ----------
    Net cash used in financing activities     (782,665)   (359,492)   (469,989)

Net increase (decrease) in cash and cash
   equivalents                                  19,244      (1,748)      1,735
Cash and cash equivalents at beginning of
   year                                          1,186       2,934       1,199
                                            -----------  ----------  ----------
Cash and cash equivalents at end of year    $   20,430   $   1,186   $   2,934
                                            ===========  ==========  ==========

Supplemental disclosure:
    Income taxes received                   $  (20,007)  $  (8,298)  $  (9,814)

The Parent Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997, and therefore are not reprinted here.




                                     PART III
                                     --------

ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth each of the Directors and Executive Officers of the Corporation and of the Bank. Except as follows, all Directors and Executive Officers of the Corporation have served as such since 1994. Mr. Glovsky has been a Director since 1996. Mr. Luscinski has been a Director
since 1999.   Mr. Rich, Mrs. Rosser and Mr. Germano have been corporate
officers since 1999. Each Executive Officer holds office until the first Directors' meeting following the annual meeting of stockholders and thereafter until his or her successor is elected and qualified. Each Director of the Corporation is also a Director of the Bank.

                                       						 Expiration  Business
                                       						 Date for    Experience
                                       						 Term of     During Past
Name                      Age  Position       Office      Five Years
----                      ---  --------       ----------  -----------

Richard H. Booth           65  Director        2001       Retired Stockbroker

Neiland J. Douglas, Jr.    64  Director        2002       President, Morgan
                                                          and Douglas (Real
                                                          Estate Services)

John N. Fisher             59  Director        2003       President, Fisher &
                                                          George Electrical
                                                          Co., Inc.

Paul J. Germano            41  Vice Pres.                 Vice Pres.
                               & Clerk of                 & Clerk of
                               Corporation;               Corporation;
                               Vice President,            Vice President,
                               Clerk &                    Clerk &
                               Cashier of Bank            Cashier of Bank

Mark B. Glovsky            52  Director        2002       Attorney, Partner,
                                                          Glovsky & Glovsky
                                                          Attorneys at Law

John L. Good, III          55  Director        2001       Vice President,
                                                          Community Relations
                                                          & Development,
                                                          Northeast Health
                                                          Systems, Inc.

Alice B. Griffin           62  Director        2003       Consultant


Robert W. Luscinski        58  Director        2003       Certified Public
                                                          Accountant

James E. Rich, Jr.         48  Vice Pres.                 Vice President of
                               of Corporation;            Corporaiton;
                               Sr. Vice Pres.             Sr. Vice President
                               & Sr. Trust                & Sr. Trust Officer
                               Officer of Bank            of Bank

Deborah A. Rosser          44  Vice Pres. of              Vice President of
                               Corporation                Corporation
                               Vice Pres. &               Vice President &
                               Sr. Loan Officer           Sr. Loan Officer
                               of Bank                    of Bank

Peter E. Simonsen          49  Treasurer of               Treasurer of
                               Corporation;               Corporation;
                               Sr. Vice                   Sr. Vice
                               President                  President
                               and Chief                  and Chief
                               Financial                  Financial
                               Officer of Bank            Officer of Bank

Clark R. Smith             61  Director        2001       Attorney

Lawrence M. Smith          58  President &     2002       President & CEO,
                               Chief                      Beverly
                               Executive                  National
                               Officer of                 Corporation and
                               Corporation                Beverly
                               and Bank,                  National Bank,
                               Director                   Director

James D. Wiltshire         68  Director        2003       Consultant


No Director holds a directorship in any corporation (other than Beverly National Corporation) with a class of securities registered pursuant to
Section 12, of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d), of such Act or any corporation registered as an investment company under the Investment Company Act of 1940.

ITEM 10. EXECUTIVE COMPENSATION


The following table provides certain information regarding the compensation paid to Executive Officers for services rendered in capacities to the Corporation and the Bank during the fiscal year ended December 31, 1999, 1998, and 1997, respectively. No other Executive Officer of the Corporation or the Bank received cash compensation in excess of $100,000.

                                                      SUMMARY COMPENSATION TABLE
                                                                         LONG TERM COMPENSATION
                          -------------------------------------------------------------------------------
                              ANNUAL COMPENSATION              AWARDS                 PAYOUTS
                                             Other Annual   Restricted     Options/   LTIP   All Other
                                             Compensation   Stock Award(s)   SARs   Payouts  Compensation
Principal Position   Year Salary($) Bonus($)    ($)(1)           ($)        (#)(4)    ($)    (2)(3)($)
---------------------------------------------------------------------------------------------------------
Lawrence M. Smith    1999  192,000  51,125       4,934                       12,420             153,398
President of the     1998  185,075  49,825       5,377                        2,580             128,838
Corporation and      1997  178,300  45,000       7,324                        8,000             139,810
President, Chief
Executive Officer
of the Bank

Julia L. Robichau    1999   69,609       0      15,575                            0              48,064
Vice President and   1998   91,650  20,000         586                        2,000              27,857
Clerk of the         1997   88,300  19,000         436                        4,000              40,844
Corporation and
Vice President and
Cashier, Chief
Operations Officer
of the Bank
(Retired in 1999)

Peter E. Simonsen    1999   98,500  21,470         209                        1,000               3,322
Treasurer of the     1998   95,000  19,900         316                        2,000               8,756
Corporation and      1997   91,720  19,000         297                        4,000              16,001
Senior Vice
President and
Chief Financial
Officer of the Bank

James E. Rich        1999  103,300  22,550         263                        1,000               3,526
Vice President of    1998   99,775  20,500         425                        2,000               9,225
the Corporation and  1997   96,275  12,000         370                        4,000              16,680
Senior Vice
President and Senior
Trust Officer of the
Bank

Deborah A. Rosser    1999   93,208  19,201          87                        1,400               3,205
Vice President of    1998   85,100  18,000         108                        2,000               7,905
the Corporation and  1997   73,000  15,275          80                        6,000              12,740
Vice President and
Senior Loan Officer
of the Bank

Paul J. Germano      1999   87,500  17,400          64                        1,000               3,023
Vice President and   1998   77,700  15,000          35                        2,000               6,358
Clerk of the         1997   72,400  10,000          28                        4,000              12,634
Corporation and Vice
President and Cashier
of the Bank

<F1>
(1) Included in other annual compensation is an automobile allowance for Lawrence M.Smith and Excess Group Life Insurance for Lawrence M. Smith, Julia L. Robichau, Peter E.Simonsen, James E. Rich, Deborah A. Rosser and Paul J. Germano.
<F2>
(2) Included in all other compensation is profit sharing, ESOP, life insurance for Lawrence M.Smith, Julia L. Robichau, Peter E. Simonsen, James E. Rich, Deborah A. Rosser and Paul J.Germano; SERP for Lawrence M. Smith, $147,515 and key man insurance for Lawrence M. Smith.
<F3>
(3) Information concerning allocations under the Corporation's Employee Stock Ownership Plan and Profit Sharing for 1999 are unavailable, at date of filing.

                                  -37-

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
--------------------------------------------------------------
Option/SAR Values
-----------------


The table below sets forth information regarding stock options that were exercised, if any, during the last fiscal year, and unexercised stock options held:

                                             Number of
                                             Securities       Value of
                                             Underlying       Unexercised
                                             Unexercised      In-The-Money
                                             Options/SARs     Options/SARs
                    Shares                   At FY-/End(#)    At FY-/End($)
Name and            Aquired on     Value     Exercisable(E)/  Exercisable(E)/
Principal Position  Exercise(#)  Realized($) Unexercisable(U) Unexercisable(U)
------------------  -----------  ----------- ---------------- ----------------
Lawrence M. Smith(1)      0      $     0          80,000(E)     $537,348(E)
President of the                                       0(U)     $      0(U)
Corporation and
President, Chief
Executive Officer
of the Bank

Peter E. Simonsen(2)  2,500      $21,250           5,100(E)     $ 35,320(E)
Treasurer of the                                   8,900(U)     $ 45,580(U)
Corporation and
Senior Vice
President and
Chief Financial
Officer of the
Bank

James E. Rich(3)      2,000      $17,000           9,990(E)     $ 76,885(E)
Vice President of                                  7,010(U)     $ 29,515(U)
the Corporation
and Vice President
and Senior Trust
Officer of the
Bank

Deborah A. Rosser(4)  1,400      $ 6,420             340(E)     $      0(E)
Vice President of                                  7,060(U)     $ 22,470(U)
the Corporation
and Vice President
and Senior Loan
Officer of the
Bank

Paul J. Germano(5)        0      $     0           9,030(E)     $ 66,725(E)
Vice President and                                 7,9,0(U)     $ 34,675(U)
Clerk of the
Corporation and
Vice President and
Cashier of the
Bank

(1) As of December 31, 1999, the market value of Beverly National Corporation Common stock was $15.50 per share. As the option exercise price for the options previously granted to Mr. Smith equals 12,000 shares@ $5.95 per share, 21,000 shares @ $7.00 per share, 24,000 shares @ $7.65 per share, 6,020 shares @ $10.15 per share, 1,980 shares @ $8.63 per share, 2,580 shares @ $16.47 per share, 5,400 shares @ $16.55 per share, and 7,020 shares @ $14.07 per share, which amounts to less than the December 31, market value of $15.50, the options were "in-the-money" on December 31, 1999. 72,020 options are "in-the-money" because the fair value of the underlying securities exceeds the exercise price of the option.

(2) The option exercise price for the options granted to Mr. Simonsen in 1993 was 7,000 shares @ $7.00 per share, in 1997 4,000 shares @ $10.15 per share, in 1998 2,000 shares @ $16.47 per share, and in 1999 1,000 shares @ $16.55 per share. 4,600 options were exercisable adn "in-the-money", another 6,400 options were "in-the-money" but unexercisable on December 31, 1999.

(3) The option exercise price for the options granted to Mr. Rich in 1993 was 10,000 shares @ $7.00 per share, in 1997 4,000 shares @ $10.15 per share, in 1998 2,000 shares @ $16.47 per share, and in 1999 1,000 shares @ $16.55 per share. 9,490 options were exercisable and "in-the-money", another 4,510 options were "in-the-money" but unexercisable on December 31, 1999.

(4) The option exercise price for the options granted to Mrs. Rosser in 1997 was 4,200 shares @ $10.15 per share, in 1998 1,800 shares @ $16.47 per share, and in 1999 1,400 shares @ $16.55 per share. No options were "in-the-money" and exercisable, 4,200 options were "in-the-money, but unexercisable on December 31, 1999.

(5) The option exercise price for the options granted to Mr. Germano in 1993 was 7,500 shares @ $7.00 per share, in 1996 2,500 shares @ $9.00 per share, in 1997 4,000 shares @ $10.15 per share, in 1998 2,000 shares @ $16.47 per share, and in 1999 1,000 shares @ $16.55 per share. 8,530 options were "in-the-money" and exercisable, another 5,470 options were "in-the-money and unexercisable on December 31, 1999.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

With the exception of the individuals set forth in the table below, no other executive officer of the Corporation was granted options to purchase shares of common stock. All shares purchased upon the exercise of any option must be paid in full at the time of purchase.


                              INDIVIDUAL GRANTS

                    NUMBER OF       PERCENT OF
                    SERCURITES      TOTAL OPTIONS/
                    UNDERLYING      SARs GRANTED       EXERCISE OR
NAME AND            OPTION/SARS     TO EMPLOYEES       BASE PRICE   EXPIRATION
PRINCIPAL POSITION  GRANTED (#)(1)  IN FISCAL YEAR (2)   ($/SH)        DATE
------------------  --------------  ------------------ -----------  ----------

Lawrence M. Smith       12,420             73.8%          $15.15     08/01/09
President of the
Corporation and
President , Chief
Executive Officer
of the Bank

Peter E. Simonsen        1,000              5.9%          $16.55     08/01/09
Treasurer of the
Corporation and
Senior Vice
President and
Chief Financial
Officer of the Bank

James E. Rich            1,000              5.9%          $16.55     08/01/09
Vice President of
the Corporation and
Senior Vice
President and Senior
Trust Officer of the
Bank

Deborah A. Rosser        1,400              8.3%          $16.55     08/01/09
Vice President of
the Corporation and
Vice President and
Senior Loan Officer
of the Bank

Paul J. Germano          1,000              5.9%          $16.55     08/01/09
Vice President and
Clerk of the
Corporation and
Vice President and
Cashier of the Bank


(1) In 1998, the Corporation adopted the 1998 Incentive Stock Option Plan for key employees. Under the 1998 Plan, up to 60,000 shares of common stock may be granted, at fair value, to participants who will be selected from key employees. No options were granted under this plan in 1998. However in 1999, 9,800 options were granted to certain employees of the Corporation and the Bank. With the exception of options granted to Mr. Smith to purchase 5,400 shares of common stock which vested immediately, all options vest over a ten year period. The options may be exercised at a price of $16.55 per share. Included in these grants were options to Messrs. Simonsen, Rich and Germano to enable each to purchase 1,000 shares of the Corporation's common stock and Mrs. Rosser to enable her to purchase 1,400 shares of the Corporation's common stock.

(2) The options granted to employees in 1999 totaled 16,820. The Corporation has not awarded any SARs.

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

Beverly National Corporation 1998 Directors Plan
------------------------------------------------

The purpose of the 1998 Directors Plan is to provide incentives to present and future directors of Beverly National Corporation. The aggregate number of shares of stock for options which may be granted under this plan is 30,000 shares. The effective date of this plan is as of December 22, 1998. Each option shall expire 10 years after the date of such grant or no later than three months after termination of appointee's services. A total of 19,020 options pursuant to the 1998 Directors Plan were granted in 1999. The distribution of the grant was 7,020 to Lawrence M. Smith, which is included in the executive compensation table. The remaining options were granted
1,500 to each of the following directors: John L. Good, III, Neiland J. Douglas, Jr., John N. Fisher, Alice B. Griffin, Richard H. Booth, James D. Wiltshire, Clark R. Smith, and Mark B. Glovsky.

Employment and Severance Agreements
-----------------------------------

The Corporation has entered into an Employment Agreement and Severance Agreement with Lawrence M. Smith. The Employment Agreement provided Mr. Smith with a minimum compensation until May 31, 1991. At that time the contract was extended, and on December 22, 1998, the contract was further extended to continue through May 31, 2000; provided, however, that commencing on May 31, 2000 the term of the Employment Agreement shall automatically be extended for one additional year unless, not later than November 30, 1999, either party notifies the other by written notice of its intent not to extend. Also this agreement provides that during the Employment Agreement and for one year afterward, Mr. Smith cannot compete with the Corporation and its subsidiaries within their market area. The Severance Agreement allows that in the event of a change in control of the Corporation, if Mr. Smith's employment is terminated other than for cause as defined in the agreement, disability or retirement within three years after the change in control, then he shall be entitled to a lump sum payment from the Corporation approximately equal to three times his average annual compensation for the previous five years.

The Corporation adopted, in 1987, a Plan for Severance Compensation After Hostile Takeover ("Severance Compensation Plan") which provides for certain payments to be made in the event that employees participating in such Plan are terminated following a "hostile change in control" of the Corporation as defined in such Plan. Any employee (other than Mr. Smith, Mr. Simonsen, Mr. Rich, Mrs. Rosser and Mr. Germano) may participate in the Severance Compensation Plan as soon as the employee has completed two years of continuous service with the Corporation or a subsidiary. A participant is entitled to payments under the Severance Compensation Plan in the event that, within two years after a hostile change in control, the individual is terminated for any reason specified in the plan. Such reasons include, among others, change in the employee's duties or compensation, or termination of the employee other than for "just cause" as defined in the Severance Compensation Plan. The amount of the payment under the Severance Compensation Plan is determined by the length of the participant's service, and ranges generally from a lump sum payment equal to the employee's annual compensation during the preceding twelve months to a lump sum payment equal to two-and-one-half times such annual compensation.


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

Change in Control Agreement - Simonsen
--------------------------------------

The Corporation entered into a Change in Control Agreement (the "Change in Control Agreement") with Mr. Simonsen in February 2000, which provides that in the event of a change in control of the Corporation, if Mr. Simonsen's employment is terminated other than for cause defined in the Change in Control Agreement, disability or retirement within two (2) years after the change in control then he shall be entitled to a lump sum amount from the Corporation approximately equal to two times annual compensation. The aggregate on average base compensation paid to the individual during the previous five years less one hundred dollars.

Change in Control Agreement - Rich
----------------------------------

The Corporation entered into a Change in Control Agreement (the "Change in Control Agreement") with Mr. Rich in February 2000, which provides that in the event of a change in control of the Corporation, if Mr. Rich's employment is terminated other than for cause defined in the Change in Control Agreement, disability or retirement within two (2) years after the change in control then he shall be entitled to a lump sum amount from the Corporation approximately equal to two times annual compensation. The aggregate on average base compensation paid to the individual during the previous five years less one hundred dollars.

Change in Control Agreement - Rosser
------------------------------------

The Corporation entered into a Change in Control Agreement (the "Change in Control Agreement") with Mrs. Rosser in February 2000, which provides that in the event of a change in control of the Corporation, if Mrs. Rosser's employment is terminated other than for cause defined in the Change in Control Agreement, disability or retirement within two (2) years after the change in control then she shall be entitled to a lump sum amount from the Corporation approximately equal to two times annual compensation. The aggregate on average base compensation paid to the individual during the previous five years less one hundred dollars.

Change in Control Agreement - Germano
-------------------------------------

The Corporation entered into a Change in Control Agreement (the "Change in Control Agreement") with Mr. Germano in February 2000, which provides that in the event of a change in control of the Corporation, if Mr. Germano's employment is terminated other than for cause defined in the Change in Control Agreement, disability or retirement within two (2) years after the change in control then he shall be entitled to a lump sum amount from the Corporation approximately equal to two times annual compensation. The aggregate on average base compensation paid to the individual during the previous five years less one hundred dollars.

Employment Agreement - Simonsen
-------------------------------

The Corporation entered into an Employment Agreement with Peter E. Simonsen in February 2000 (the "Simonsen Employment Agreement"). The Simonsen Employment Agreement provides for Mr. Simonsen's employment as Treasurer of the Corporation and Senior Vice President and Chief Financial Officer of the Bank. In connection with his employment the Corporation will pay Mr. Simonsen an annual base salary of $103,600 per year which annual salary shall be adjusted upward from time to time at the sole discretion of the Bank.
Pursuant to the Simonsen Employment Agreement the Corporation has agreed to provide Mr. Simonsen fringe benefits consistent with those provided to Senior Officers of the Corporation and Bank.

The Simonsen Employment Agreement contains a non-compete clause pursuant to which Mr. Simonsen has agreed that while employed by the Corporation and for a period of one year thereafter, Mr. Simonsen will not in any capacity compete with the Corporation or the Bank. The term of the Simonsen Employment Agreement continues in effect through December 31, 2002. At that time the term of the Simonsen Employment Agreement shall automatically be extended for two (2) years unless, no later than November 30, 2002, either party notifies the other by written notice of his intent not to extend unless this agreement is terminated due to Mr. Simonsen's termination, death, disability or if Mr. Simonsen is terminated for cause as defined therein. If Mr. Simonsen becomes disabled during the term of the agreement, Mr. Simonsen shall be entitled to receive all benefits payable to him under the Bank's long-term disability income plan. If Mr. Simonsen is terminated for cause as defined in the Simonsen Employment Agreement he will receive all accrued and unpaid compensation through the date of such termination. The Corporation will maintain at the Corporation's sole expense all group insurance and other employment benefit plans, programs or arrangements (other than the Bank's retirement plan, the Bank's profit sharing plan, 401(k) plan, and the Corporation's stock option plan in which the employee was participating at any time of the twelve (12) months preceding the date of such termination).

Employment Agreement - Rich
---------------------------

The Corporation entered into an Employment Agreement with James E. Rich, Jr. in February 2000 (the "Rich Employment Agreement"). The Rich Employment Agreement provides for Mr. Rich's employment as Vice President of the Corporation and Senior Vice President and Senior Trust Officer of the Bank. In connection with his employment the Corporation will pay Mr. Rich an annual base salary of $107,500 per year which annual salary shall be adjusted upward from time to time at the sole discretion of the Bank. Pursuant to the Rich Employment Agreement the Corporation has agreed to provide Mr. Rich fringe benefits consistent with those provided to Senior Officers of the Corporation and Bank.

The Rich Employment Agreement contains a non-compete clause pursuant to which Mr. Rich has agreed that while employed by the Corporation and for a period of one year thereafter, Mr. Rich will not in any capacity compete with the Corporation or the Bank. The term of the Rich Employment Agreement continues in effect through December 31, 2002. At that time the term of the Rich Employment Agreement shall automatically be extended for two (2) years unless, no later than November 30, 2002, either party notifies the other by written notice of his intent not to extend unless this agreement is terminated due to Mr. Rich's termination, death, disability or if Mr. Rich is terminated for cause as defined therein. If Mr. Rich becomes disabled during the term of the agreement, Mr. Rich shall be entitled to receive all benefits payable to him under the Bank's long-term disability income plan. If Mr. Rich is terminated for cause as defined in the Rich Employment Agreement he will receive all accrued and unpaid compensation through the date of such termination. The Corporation will maintain at the Corporation's sole expense all group insurance and other employment benefit plans, programs or arrangements (other than the Bank's retirement plan, the Bank's profit sharing plan, 401(k) plan, and the Corporation's stock option plan in which the employee was participating at any time of the twelve (12) months preceding the date of such termination).

Employment Agreement - Rosser
-----------------------------

The Corporation entered into an Employment Agreement with Deborah A. Rosser in February 2000 (the "Rosser Employment Agreement"). The Rosser Employment Agreement provides for Mrs. Rosser's employment as Vice President of the Corporation and Vice President and Senior Loan Officer of the Bank. In connection with her employment the Corporation will pay Mrs. Rosser an annual base salary of $97,100 per year which annual salary shall be adjusted upward from time to time at the sole discretion of the Bank. Pursuant to the Rosser Employment Agreement the Corporation has agreed to provide Mrs. Rosser fringe benefits consistent with those provided to Senior Officers of the Corporation and Bank.

The Rosser Employment Agreement contains a non-compete clause pursuant to which Mrs. Rosser has agreed that while employed by the Corporation and for a period of one year thereafter, Mrs. Rosser will not in any capacity compete with the Corporation or the Bank. The term of the Rosser Employment Agreement continues in effect through December 31, 2002. At that time the term of the Rosser Employment Agreement shall automatically be extended for two (2) years unless, no later than November 30, 2002, either party notifies the other by written notice of her intent not to extend unless this agreement is terminated due to Mrs. Rosser's termination, death, disability or if Mrs. Rosser is terminated for cause as defined therein. If Mrs. Rosser becomes disabled during the term of the agreement, Mrs. Rosser shall be entitled to receive all benefits payable to her under the Bank's long-term disability income plan. If Mrs. Rosser is terminated for cause as defined in the Rosser Employment Agreement she will receive all accrued and unpaid compensation through the date of such termination. The Corporation will maintain at the Corporation's sole expense all group insurance and other employment benefit plans, programs or arrangements (other than the Bank's retirement plan, the Bank's profit sharing plan, 401(k) plan, and the Corporation's stock option plan in which the employee was participating at any time of the twelve (12) months preceding the date of such termination).

Employment Agreement - Germano
------------------------------

The Corporation entered into an Employment Agreement with Paul J. Germano in February 2000 (the "Simonsen Employment Agreement"). The Germano Employment Agreement provides for Mr. Germano's employment as Vice President and Clerk of the Corporation and Vice President and Cashier of the Bank. In connection with his employment the Corporation will pay Mr. Germano an annual base salary of $93,300 per year which annual salary shall be adjusted upward from time to time at the sole discretion of the Bank. Pursuant to the Germano Employment Agreement the Corporation has agreed to provide Mr. Germano fringe benefits consistent with those provided to Senior Officers of the Corporation and Bank.

The Germano Employment Agreement contains a non-compete clause pursuant to which Mr. Germano has agreed that while employed by the Corporation and for a period of one year thereafter, Mr. Germano will not in any capacity compete with the Corporation or the Bank. The term of the Germano Employment Agreement continues in effect through December 31, 2002. At that time the term of the Germano Employment Agreement shall automatically be extended for two (2) years unless, no later than November 30, 2002, either party notifies the other by written notice of his intent not to extend unless this agreement is terminated due to Mr. Germano's termination, death, disability or if Mr. Germano is terminated for cause as defined therein. If Mr. Germano becomes disabled during the term of the agreement, Mr. Germano shall be entitled to receive all benefits payable to him under the Bank's long-term disability income plan. If Mr. Germano is terminated for cause as defined in the Germano Employment Agreement he will receive all accrued and unpaid compensation through the date of such termination. The Corporation will maintain at the Corporation's sole expense all group insurance and other employment benefit plans, programs or arrangements (other than the Bank's retirement plan, the Bank's profit sharing plan, 401(k) plan, and the Corporation's stock option plan in which the employee was participating at any time of the twelve (12) months preceding the date of such termination).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and related notes set forth information regarding stock owned by each of the Directors of the Corporation and Bank and by all officers and Directors of the Corporation and Bank as a group at March 3, 2000. The percentage is based upon 1,581,294 shares of common stock outstanding.


			       Number of Shares      Percent of
			       Beneficially          Outstanding
     Name of Owner (9)         Owned (1)(2)          Shares
     -----------------         ----------------      -----------

   Richard H. Booth            11,680 (3,4)             .74%

   Neiland J. Douglas, Jr.     18,952 (3,5)            1.19%

   John N. Fisher              17,510 (3,6)            1.10%

   Mark B. Glovsky              3,380 (3)               .21%

   John L. Good, III           15,892 (3)              1.00%

   Alice B. Griffin            12,854 (3)               .81%

   Robert W. Luscinski            600                   .04%

   Clark R. Smith               8,866 (3)               .56%

   Lawrence M. Smith           87,210 (3,7)            5.25%

   James D. Wiltshire          11,480 (3)               .72%

   All Directors and officers
    as a group (14 persons)   227,014 (8)             12.99%


(1) Based upon information provided to the Corporation by the indicated persons. The number of shares which each individual has the option to purchase has been added to the number of shares actually outstanding for the purpose of calculating the percentage of such person's ownership.

(2) Under regulations of the Securities and Exchange Commission, a person is treated as the beneficial owner of a security if the person, directly or indirectly (through contract, arrangement, understanding, relationship or otherwise) has or shares (a) voting power, including the power to vote or to direct the voting, of such security, or (b) investment power with respect to such security, including the power to dispose or direct the disposition of such security. A person is also Deemed to have beneficial ownership of any security that such person has the right to acquire within 60 days. Unless indicated in another footnote to this tabulation, a person has sole voting and investment power with respect to the shares set forth opposite his or her name.
     The table does not reflect the 30,000 shares held in the Beverly National Bank Retirement Plan or the 4,600 shares held in the Beverly National Bank Profit Sharing Plan, or the 96,823 shares held by the Corporation's Employee Stock Ownership Plan, as to which Messrs. Smith, Good and Douglas serve as trustees.

(3) Includes stock options to purchase shares which were exercisable as of March 3, 2000, or within 60 days thereafter, as listed: Richard H. Booth, 4,080, Neiland J. Douglas, Jr., 14,760, John N. Fisher, 10,380, Mark B. Glovsky, 2,880, John L. Good, III, 14,760, Alice B. Griffin, 3,180, Clark R Smith, 2,880, Lawrence M. Smith, 80,000, James D. Wiltshire, 9,480, Officers (as a group), 24,460.

(4)  Includes 130 shares owned jointly by Mr. Booth and Mr. Booth's spouse.

(5)  Includes 118 shares owned by Mr. Douglas' spouse.

(6)  Includes 3,038 shares owned jointly by Mr. Fisher and Mr. Fisher's spouse.

(7) Includes 2,170 shares owned jointly by Mr. Smith and Mr. Smith's spouse; and 1,784 shares owned by Mr. Smith's spouse.

(8) Includes stock options owned by all Directors and Officers as a group to purchase 166,860 shares which were exercisable, as of March 3, 2000 or within 60 days thereafter.

(9) The individuals listed can be contacted through the Corporation (Beverly National Corporation, 240 Cabot Street, Beverly, MA 01915).

The following table and related notes set forth certain information as of March 3,2000 with respect to all persons known to the Corporation to be the beneficial owner of more than 5% of the Corporation's outstanding common stock:

                                Number of Shares
                                Directly and           Percentage of
Name and Address                Beneficially           Outstanding
  of Owner                      Owned                  Shares (1)
-----------------               ----------------       -------------
Harold C. Booth                    121,782 (2)             7.70%
P.O. Box 729
Center Harbor, NH  03226

Beverly National Corporation        96,823                 6.12%
Employee Stock Ownership Plan
240 Cabot Street
Beverly, MA  01915

John Sheldon Clark                  90,750 (3)             5.74%
430 Park Avenue
Suite 1800
New York, NY  10022

(1) The percentages above are based on 1,581,294 shares of common stock outstanding as of March 3, 2000.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation, through its wholly-owned subsidiary, the Bank, has had, currently has, and expects to continue to have in the future, banking (including loans and extensions of credit) transactions in the ordinary course of its business with its Directors, Executive Officers, and their associates. Such banking transactions have been and are on substantially the same terms, including interest rates, collateral and repayment conditions, as those prevailing at the same time for comparable transactions with others and did not involve more than the normal risk of collectability or present other unfavorable features.

As of December 31, 1999 and 1998 respectively, the Bank had outstanding $768,117 and $969,527 in loans to Directors, Executive Officers, members of their family and their associates, which represents 3.80% and 5.12% of capital. Federal banking laws and regulations limit the aggregate amount of indebtedness which banks may extend to bank insiders. Pursuant to such laws, the Bank may extend credit to Executive Officers, Directors, Principal Shareholders or any related interest of such persons, if the extension of credit to such person is in the amount that, when aggregated with the amount of all outstanding extensions of credit to such individuals, does not exceed the Bank's unimpaired capital and unimpaired surplus. As of December 31, 1999, the aggregate amount of extensions of credit to insiders was well below this limit.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				   BEVERLY NATIONAL CORPORATION

Date:   3/28/00                    By:/S/Lawrence M. Smith
     -------------                    --------------------
                                      President & CEO and
                                      Director, Principal Executive Officer

Date:  3/28/00                     By:/s/Peter E. Simonsen
     -------------                    --------------------
                                      Treasurer, Principal Financial &
                                      Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                                  Name and Capacity


  3/28/00                             /s/Lawrence M. Smith
  -------                             --------------------
                                      Lawrence M. Smith,
                                      President & CEO &
                                      Director, Principal Executive Officer

  3/28/00                             /s/Richard H. Booth
  -------                             -------------------
                                      Richard H. Booth - Director

  3/28/00                             /s/Neiland J. Douglas, Jr.
  -------                             --------------------------
                                      Nieland J. Douglas, Jr. - Director

  3/28/00                             /s/John N. Fisher
  -------                             -----------------
                                      John N. Fisher - Director

  3/28/00                             /s/Mark B. Glovsky
  -------                             ------------------
                                      Mark B. Glovsky - Director

  3/28/00                             /s/John L. Good, III
  -------                             --------------------
                                      John L. Good, III - Director

  3/28/00                             /s/Alice B. Griffin
  -------                             -------------------
                                      Alice B. Griffin - Director

  3/28/00                             /s/Robert W. Luscinski
  -------                             ----------------------
                                      Robert W. Luscinski - Director

  3/28/00                             /s/Clark R. Smith
  -------                             -----------------
                                      Clark R. Smith - Director

  3/28/00                             /s/James D. Wiltshire
  -------                             ---------------------
                                      James D. Wiltshire - Director

                        SUPPLEMENTAL INFORMATION
                        ------------------------

Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy for Annual Meeting of SHareholders for the Registrant's 2000 Annual Meeting of Shareholders, which was held on March 28, 2000, are furnished herein. Such material is not deemed to be filed with the commission or otherwise subject to the liabilities of Section 18 of the Securities Exhchange Act, unless specifically incorporated by reference in their reports.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)                              EXHIBIT INDEX

 3.1  Articles of Organization of Corporation, as Amended. . . . . . . . . .(1)

 3.2  By-Laws of Corporation, as Amended. . . . . . . . . . . . . . . . . . (2)

10.1 Indenture dated as of January 21, 1976 between
     Benjamin Brown and Virgil C. Brink,
     Trustees of Y & M Trust, and Beverly National Bank. . . . . . . . . . .(3)

10.2 1987 Incentive Stock Option Plan for Key Employees . . . . . . . . . . (4)

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

10.9  Consulting Agreement between Beverly National
      Corporation and Julia L. Robichau dated December 24, 1996 . . . . . . (8)

10.10 Supplemental Executive Retirement Agreement between
      Beverly National Corporation and Lawrence M. Smith
      dated December 24, 1996. . . . . . . . . . . . . . . . . . . . . . . .(9)

10.11 Supplemental Executive Retirement Agreement between
      Julia L. Robichau dated December 24, 1996. . . . . . . . . . . . . . (10)

10.12 1996 Incentive Stock Option Plan for Key Employees. . . . . . . . . .(11)

10.13 1998 Incentive Stock Option Plan for Key Employees. . . . . . . . . .(12)

10.14 1998 Directors Plan . . . . . . . . . . . . . . . . . . . . . . . . .(13)

10.15 Lawrence M. Smith Contract Extension . . . . . . . . . . . . . . . . (14)

10.16 Julia L. Robichau Amendment to Consulting Agreement . . . . . . . . .(15)

10.17 Julia L. Robichau Amendment to Supplemental
      Executive Retirement Agreement . . . . . . . . . . . . . . . . . . . (16)

10.18 First Amendment to Change and Control Agreement between Beverly National Corporation and Lawrence M. Smith . . . Page 56

10.19 First Amendment to Split Dollar Agreement between
      Beverly National Corporation and Lawrence M. Smith. . . . . . . .Page 57

10.20 Change in Control Agreement between Beverly National
      Corporation and Peter E. Simonsen dated February 23, 2000 . . . .Page 58

10.21 Employment Agreement between Beverly National Corporation and Peter E. Simonsen dated February 23, 2000  . . . . . . . . . Page 71

10.22 Change in Control Agreement between Beverly National
      Corporation and James E. Rich, Jr. dated February 23, 2000 . . . Page 87

10.23 Employment Agreement between Beverly National
      Corporation and James E. Rich, Jr. dated February 23, 2000  . .  Page 100

10.24 Change in Control Agreement between Beverly National
      Corporation and Deborah A. Rosser dated February 23, 2000 . . .  Page 115

10.25 Employment Agreement between Beverly National
      Corporation and Deborah A. Rosser dated February 23, 2000. . . . Page 128

10.26 Change in Control Agreement between Beverly National
      Corporation and Paul J. Germano dated February 23, 2000 . . . . Page 143

10.27 Employment Agreement between Beverly National
      Corporation and Paul J. Germano dated February 23, 2000 . . . . Page 156

20.   2000 Proxy Statement. . . . . . . . . . . . . . .  . . . . . . .Page 170

21.   Subsidiaries of Corporation. . . . . . . . . . . . . .. . . . . Page 177

23.   Consent of Shatswell, MacLeod & Company, P.C. . .. . . . . . . .Page 178

27.   Financial Data Schedule . . . . . . . . . . .. . . . . . . . . .Page 179

     (b) the Corporation did not file a Form 8-K during the quarter ended December 31, 1999.

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

	(8) Incorporated herein by reference to Exhibit 10.10 to the Annual Report Form 10-KSB for December 31, 1996.

	(9) Incorporated herein by reference to Exhibit 10.11 to the Annual Report Form 10-KSB for December 31, 1996.

	(10) Incorporated herein by reference to Exhibit 10.12 to the Annual Report Form 10-KSB for December 31, 1996.

	(11) Incorporated herein by reference to Exhibit 10.13 to the Annual Report Form 10-KSB for December 31, 1996.

              FIRST AMENDMENT TO CHANGE IN CONTROL AGREEMENT
        BETWEEN BEVERLY NATIONAL CORPORATION AND LAWRENCE M. SMITH
        ----------------------------------------------------------


   THIS AGREEMENT, made and entered into this 22nd day of February, 2000 by and between Beverly National Corporation and Lawrence M. Smith is the First Amendment to the Change in Control Agreement dated December 24, 1996 by and between them (the "Agreement").

Section 3 of the Agreement is hereby amended by adding a new subsection (f), which shall read in its entirety as follows:

        "(f) It is the intention of the parties to this Agreement that no payments by the Corporation to you or for your benefit under this Agreement shall be non-deductible to the Corporation by reason of the operation of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, notwithstanding any other provision hereof, if by reason of the operation of said
    Section 280G, any such payments exceed the amount which can be deducted by the Corporation, the amount of such payments shall be reduced to the maximum which can be deducted by the Corporation.
    To the extent that payments in excess of the amount which can be deducted by the Corporation have been made to you or for your benefit, they shall be refunded with interest at the applicable rate provided under Section 1274(d) of the Code, or at such other rate as may be required in order that no such payment to you or for your benefit shall be non-deductible pursuant to Section 280G of the Code. Any payments made hereunder which are not deductible by the Corporation as a result of losses which have been carried forward by the Corporation for Federal tax purposes shall not be deemed a non-deductible amount for purposes of this Section 3(f)."

    All other terms and conditions of the Agreement shall remain in full force and effect.

    IN WITNESS WHEREOF, Beverly National Corporation has caused this Agreement to be executed under seal by its officer thereunto duly authorized and Mr. Smith has hereunto set his hand and seal, all as of the day and year first above written.


                                         BEVERLY NATIONAL CORPORATION


                                         By:  Paul J. Germano
                                             -----------------

                                         /s/ Lawrence M. Smith




                  FIRST AMENDMENT TO SPLIT DOLLAR AGREEMENT


     THIS AGREEMENT, made as of the 22nd day of February, 2000 by and between Beverly National Bank, a national banking association (hereinafter referred to as the "Employer") and Lawrence M. Smith of Beverly, Massachusetts (hereinafter referred to as the "Employee"), is the First Amendment to the Split-Dollar Agreement dated as of May 1, 1990, by and between Employer and the Employee (the "Agreement").

     In consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Employer and Employee hereby agree to amend the Agreement as follows:

     Section 3 of the Agreement is amended to read in its entirety as follows:

	  "3.	The Employer agrees unconditionally to pay the premium for the policy at the time due up and until Employee attains age 65, regardless of whether Employee is employed by the Employer at the time the payment becomes due or at the time the payment is made, and regardless of the circumstances of his ceasing to be employed by Employer. The premium will be allocated between the Employee and the Employer. In addition, Employer agrees unconditionally to pay the premium for Policy No. 1548748, a Flexible Premium Adjustable Life Insurance Policy from insurer Security Life of Denver Insurance Company, at the time due up and until Employee attains age 65, regardless of whether Employee is employed by the Employer at the time the payment becomes due or at the time the payment is made, and regardless of the circumstances of his ceasing to be employed by Employer. The premium will be allocated between the Employee and the Employer. The Employee's share of the premium (term insurance allocation) shall be paid by the Employer as agent for the Employee and shall be charged to the Employee as additional cash compensation."

     All other terms and conditions of the Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, the Employer has caused this Agreement to be executed under seal by its officer thereunto duly authorized and the Employee has hereunto set his hand and seal, all as of the day and year first above written.


                                          BEVERLY NATIONAL BANK



                                          By: /s/Lawrence M. Smith
                                             ---------------------
                                               Lawrence M. Smith






                       BEVERLY NATIONAL CORPORATION
                             240 Cabot Street
                            Beverly, MA  01915



                                                   February 23, 2000


Mr. Peter E. Simonsen
24 Dartmouth Street
Beverly, MA 01915

Dear Mr. Simonsen:

     Beverly National Corporation, a Massachusetts corporation ("Corporation"), recognizes that during your tenure as an officer of Beverly National Bank, a wholly-owned subsidiary of the Corporation (the "Bank"), you have contributed to the growth and success of the Bank in significant ways, and that you have developed an intimate knowledge of the business and affairs of the Bank and of its policies, methods and personnel. The Corporation also recognizes that such contributions and knowledge are expected to be of significant benefit to the future growth and success of the Bank and the Corporation.

     The Board of Directors of the Corporation (the "Board") recognizes that a change in control of the Corporation may occur and that the threat of such a change in control may result in the departure of management personnel to the detriment of the Corporation and its stockholders. The Board has determined that appropriate steps should be taken to reinforce and encourage the continued dedication of members of the Bank's and the Corporation's management, including yourself, to their assigned duties in the face of the potentially disturbing circumstances arising from the possibility of such a change in control. The continued performance of your duties as an officer of the Bank may require your strenuous opposition to such a threatened change in control which, in the judgment of the Board, may not be in the best interests of the Corporation and its stockholders, and your opposition to such a threatened change in control of the Corporation could prevent or inhibit you from effectively continuing your duties as an officer of the Bank should such a change in control occur.


    	In order to induce you to remain in the employ of the Bank and to continue to perform your duties as an officer of the Bank in a manner which is, in your judgment, in the best interests of the Bank, the Corporation hereby agrees to provide you with certain severance benefits in the event your employment with the Bank is terminated subsequent to a change in control
(as defined in Section 1 hereof) under the circumstances described below.

     1.      Change in Control.  No benefits shall be payable hereunder
             -----------------
unless there shall have been a change in control as set forth below, and your employment by the Bank shall thereafter have been terminated in accordance with
Section 2 below. For purposes of this Agreement, a "Change in Control" of the Corporation shall mean any of the following:

     (a) The acquisition of "control" (within the meaning of Section 2(a)(2) of the Bank Holding Company Act of 1956, as amended, or
Section 602 of the Change in Bank Control Act of 1978) of the Corporation by any person, company or other entity;

     (b) Any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the "beneficial owner" (as defined in Rule 13d-3 thereunder), directly or indirectly, of securities of the Corporation representing 20% or more of the combined voting power of the Corporation's then-outstanding securities.

     (c) Any such person becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing less than 20% of the Corporation's then-outstanding securities, but is determined by a court or regulatory agency with jurisdiction over the matter to possess or to have exercised control over the Corporation;

     (d) During any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election or the nomination for election by the Corporation's stockholders of each new director was approved by a vote of at least three-fourths of the directors of the Corporation then still in office who were directors at the beginning of the period; or

     (e) The Corporation sells a majority of its assets, or enters into any transaction in which another entity (other than an insurer of the deposit liabilities of a subsidiary of the Corporation) assumes a majority of the deposit liabilities of any subsidiary of the Corporation.


     2.      Termination Following Change in Control.  You shall be entitled
             ---------------------------------------
to the benefits provided for in Section 3(b) hereof upon the involuntary termination of your employment as an officer of the Bank within twenty-four
(24) months after a Change in Control, unless your employment is terminated
(a) because of your death, retirement, or disability or (b) by the Bank for Cause (as hereinafter defined). In the event your employment with the Bank shall be terminated and you shall be entitled to the benefits provided in
Section 3 hereof, you may thereafter terminate your employment with the Corporation and continue to be entitled to the benefits provided in Section 3 hereof.

     (a)     Retirement; Disability.
             -----------------------

        (i) Termination by the Bank or you of your employment based on retirement shall mean the mandatory termination of your employment in accordance with the Bank's retirement policy including (at your sole election and as set forth in writing) early retirement, generally applicable to its salaried employees or in accordance with any retirement arrangement established with your consent with respect to you.

        (ii) Termination by the Bank of your employment based on disability shall mean termination because of your inability, as a result of your incapacity due to physical or mental illness, to perform the services required of you as an employee for a period aggregating six months or more within any 12-month period.

     (b)     Cause.  Termination by the Bank of your employment for "Cause"
             -----
shall mean termination upon:

        (i) the willful and continued failure by you to substantially perform your duties (other than any such failure resulting from your incapacity due to physical or mental illness) after a demand for substantial performance is delivered to you by the Board of Directors of the Bank which specifically identifies the manner in which such board believes that you have not substantially performed your duties, or

        (ii) a conviction for criminal misconduct by you which is materially injurious to the Bank monetarily or otherwise.


     For purposes of this paragraph (b), no act, or failure to act, on your part shall be considered "willful" unless done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interests of the Bank.

     Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board of Directors of the Bank at a meeting of such board called and held (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before such board), for the purpose of finding that in the good faith opinion of such board you were guilty of conduct set forth above in clauses (i) or (ii) of the first sentence of this paragraph and specifying the particulars thereof in detail.

     (c)     Notice of Termination.  The Corporation agrees that it will cuase
             ---------------------
the Bank to promptly furnish you with a written Notice of Termination. Any purported termination by you shall be communicated by written Notice of Termination to the Bank, with a copy to the Corporation. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

     (d)     Date of Termination.  "Date of Termination" shall mean:
             -------------------

        (i) if your employment is terminated for disability, thirty (30) days after Notice of Termination is given,

        (ii) if your employment is terminated by the Bank for Cause, the date specified in the Notice of Termination, and

        (iii) if your employment is terminated for any other reason, the date on which a Notice of Termination is given; provided that if within five (5) days after any Notice of Termination is given the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding and final arbitration award or by a final judgment, order or decree of court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).

     3.      Compensation During Disability or Upon Termination.
             --------------------------------------------------

     (a) During any period that you fail to perform your duties as a result of incapacity due to physical or mental illness, the Corporation shall pay you, to the extent it is not paid by Bank, an amount equal to your full base salary at the rate then in effect until the Date of Termination. Thereafter, your benefits shall be determined in accordance with the Bank's long-term disability plan then in effect.

     (b) If, within twenty-four (24) months after a Change in Control shall have occurred, your employment by the Bank shall be involuntarily terminated other than for Cause, your death, disability or retirement, then the Corporation shall pay you within five days after the Date of Termination an amount equal to the sum of:

        (i) An amount equal to your full base salary through the Date of Termination at the rate in effect at the time Notice of Termination was given, to the extent Bank does not promptly pay such amount; plus

        (ii) A lump sum amount equal to the product of (A) the average sum of your annual base compensation (salary plus bonus) paid to you by the Bank and includible in your taxable income for the five years preceding a Change in Control multiplied by (B) the number two (2), less one hundred ($100) dollars; plus

        (iii) All legal fees and expenses incurred by you as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided for by this Agreement).

     (c) If your employment shall be terminated for Cause, or for any reason other than as specified in Sections 3(a) and (b) above, the Corporation shall pay you, to the extent it is not paid by Bank, an amount equal to your full base salary through the Date of Termination at the rate in effect at the time Notice of Termination was given and the Corporation shall have no further obligations to you under this Agreement.

     (d) You shall not be required to mitigate the amount of any payment provided for in this Section 3 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Section 3 be reduced by any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

     (e) It is the intention of the parties to this Agreement that no payments by the Corporation to you or for your benefit under this Agreement shall be non-deductible to the Corporation by reason of the operation of
Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, notwithstanding any other provision hereof, if by reason of the operation of said Section 280G, any such payments exceed the amount which can be deducted by the Corporation, the amount of such payments shall be reduced to the maximum which can be deducted by the Corporation. To the extent that payments in excess of the amount which can be deducted by the Corporation have been made to you or for your benefit, they shall be refunded with interest at the applicable rate provided under Section 1274(d) of the Code, or at such other rate as may be required in order that no such payment to you or for your benefit shall be non-deductible pursuant to Section 280G of the Code. Any payments made hereunder which are not deductible by the Corporation as a result of losses which have been carried forward by the Corporation for Federal tax purposes shall not be deemed a non-deductible amount of purposes of this
Section 4(c).

     (f) Notwithstanding any provision hereof to the contrary, no payment hereunder shall be made if it would violate any applicable law, rule or regulation, including without limitation, 12 C.F.R. Part 359, as promulgated by the Federal Deposit Insurance Corporation.

     4.      Successors; Binding Agreement.
             -----------------------------

     (a) The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation, by agreement in form and substance satisfactory to you, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place. Failure of the Corporation to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation from the Corporation in the same amount and on the same terms as you would be entitled to hereunder if you had been involuntarily terminated other than for Cause, or disability within twenty-four
(24) months after a Change in Control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "Corporation" shall mean the Corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 4 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.


     (b) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees, and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if there be no such designee, to your estate.

     5.      Notices.  All notices and other communications provided for in
             -------
this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, provided that all notices to the Corporation shall be directed to the attention of the Board with a copy to the Chairman of the Board, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of ddress shall be effective only upon receipt.

     6.      Miscellaneous.  No provision of this Agreement may be modified,
             -------------
waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other or failure to comply with any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the Commonwealth of Massachusetts. This Agreement is made under seal.

     7.      Validity.  The invalidity or unenforceability of any provision
             --------
of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     8.      Counterparts.  This Agreement may be executed in several
             ------------
counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     9.      Arbitration.  Any dispute or controversy arising under or in
             -----------
connection with this Agreement shall be settled exclusively by arbitration in Boston, Massachusetts, in accordance with the rules of the American Arbitration Association then in effect. Notwithstanding the pendency of any such dispute or controversy, the Corporation will pay you promptly an amount equal to your full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary) and provide you with all compensation, benefits and insurance plans in which you were participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with Section 2(d) hereof, to the extent Bank does not make such payments or continue such benefits. Amounts paid under this Section 9 are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     10.     Election of Benefits.  An election by you to resign after a
             --------------------
Change in Control will not constitute a breach by you of any employment agreement between the Corporation (or the Bank or any subsidiary thereof) and you and will not be deemed a voluntary termination of employment by you for the purpose of interpreting the provisions of any benefit plans, programs or policies. Nothing in this Agreement will be construed to limit your rights under any employment agreement you may then have with the Corporation (or the Bank or any subsidiary thereof), provided, however, that if you become entitled to compensation under Section 3 hereof following a Change in Control, you may elect either to receive the severance payment provided in Section 3 or such termination benefits as you may have under any such employment agreement, but may not elect to receive both.

     If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign and return to the Corporation the enclosed copy of this letter which will then constitute our agreement on this subject.

                                         BEVERLY NATIONAL CORPORATION


                                         By:     Lawrence M. Smith
                                               ---------------------
                                                   Its: President

Agreed:

/s/
Peter E. Simonsen
















                               EMPLOYMENT AGREEMENT
                               --------------------

     AGREEMENT made and entered into as of the 23rd day of February, 2000 by and between Beverly National Bank, a national banking association having its principal place of business in Beverly, Massachusetts ("Bank"), and Peter E. Simonsen (the "Employee").

                        W I T N E S S E T H  T H A T:

     WHEREAS the Employee is currently employed by the Bank and has been employed by the Bank since March 7, 1988; and

     WHEREAS the Bank desires to employ the Employee in an executive capacity in the conduct of its business; and

     WHEREAS the Employee desires to be so employed.

     NOW, THEREFORE, in consideration of the mutual promises and covenants herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1.      Term.  The Bank hereby employs the Employee and the Employee
             ----
hereby accepts employment by the Bank for a period of two (2) years beginning January 1, 2000 (the "Effective Date"), subject to the provisions of Section 7 hereof. As of each anniversary (an "Extension Date") of the Effective Date or any previous Extension Date hereof, this Agreement shall be deemed automatically to be extended, unless either party by written notice to the other given at least one (1) month prior to the Extension Date notifies the other party of its intention not to extend the same. As extended the term of the Agreement shall be for a period of two (2) years beginning on the Extension Date and expiring two (2) years thereafter. In the event that notice not to extend is given by either party, this Agreement shall terminate on the last day of the year beginning on the Extension Date. Notwithstanding the foregoing provisions of this Section 1, this Agreement shall terminate in any event upon the Employee's attainment of age sixty-five (65).

     2.      Capacity.
             --------

     (a) At all times during the term hereof, the Bank shall employ the Employee as its Senior Vice President and Chief Financial Officer. In such capacity, the Employee shall be assigned only such duties and tasks as are appropriate for a person in such position and he shall be subject to the supervision of the President of the Bank. The Bank shall employ the Employee on a full-time basis, and (subject to the last sentence of this paragraph) the Employee shall devote his full time and professional efforts to the performance of his duties. It is the intention of the Bank and the Employee that the Employee shall have full discretionary authority of a Chief Financial Officer of the Bank. The Bank encourages participation by the Employee on community boards and committees and in activities generally considered to be in the public interest, but the Bank shall have the right to approve the Employee's participation on such other boards and committees as may conflict with the Bank's own business or demands upon the Employee's time.

     (b) During the period of his employment by the Bank hereunder, the Employee agrees to serve as Treasurer of Beverly National Corporation
(the "Company") without additional compensation, except for reimbursement for all reasonable out-of-pocket expenses.

     3.      Compensation and Benefits.
             -------------------------

     (a)     Base Compensation.  The Bank shall pay to the Employee in equal
             -----------------
monthly installments a base annual salary in the amount of $103,600.00. The base annual salary of the Employee shall be adjusted upward from time to time in the sole discretion of the Bank, in which case such increased amount shall thereafter constitute the Employee's base annual salary. It is the intention of the Bank to compensate the Employee at a level at least comparable to the compensation of persons employed in the position of Senior Vice President and Chief Financial officer of banks engaged in New England in activities substantially similar to those of the Bank and having approximately the same assets as the Bank.

     (b)     Fringe Benefits.  At all times during the term of this Agreement,
             ---------------
the Bank shall provide or cause to be provided to the Employee the fringe benefits as set forth on Exhibit A to this Agreement. The Employee shall maintain adequate records of all reimbursable expenses necessary to satisfy reporting requirements of the Internal Revenue Code and applicable Treasury regulations.

     4.      Non-Competition.  At all times during which the Employee is
             ---------------
employed by the Bank under this Agreement and for a period of one (1) year thereafter, the Employee shall not, directly or indirectly, as an employee of any person or entity (whether or not engaged in business for profit), individual proprietor, partner, stockholder, director, officer, joint venturer, investor, lender or in any other capacity whatever (otherwise than as holder of less than ten (10) percent of any securities publicly traded in the market) compete within (i) the City of Beverly, Massachusetts, the Town of Hamilton, Massachusetts, the Town of Topsfield, Massachusetts, and the Town of Manchester By The Sea, Massachusetts, or (ii) municipalities contiguous to the City of Beverly, Massachusetts, the Town of Hamilton, Massachusetts, the Town of Topsfield, Massachusetts, and the Town of Manchester By The Sea, Massachusetts, or (iii) any other Cities or Towns in which the Bank may locate during the term of this Agreement, with the business of the Company or any of its subsidiaries, as such business are constituted at any time during the term of this Agreement. For purposes of this Section 4, the Employee's ownership of or employment by an institution doing business in Beverly, Massachusetts, Hamilton, Massachusetts, Topsfield, Massachusetts and Manchester By The Sea, Massachusetts, in municipalities contiguous to Beverly, Hamilton, Topsfield, or Manchester By The Sea, or in such other Cities or Towns, but having its principal place of business elsewhere, shall not constitute competition hereunder so long as the Employee does not solicit business in Beverly, Hamilton, Topsfield, or Manchester By The Sea, in such contiguous municipalities, or in such other Cities or Towns, as the case may be.

     5.      No Solicitation of Employees.  At all times during which the
             ----------------------------
Employee is employed under this Agreement and for a period of one (1) year thereafter, the Employee shall not, directly or indirectly, employ, attempt to employ, recruit or otherwise solicit, induce or influence to leave his employment any employee of the Bank.

     6.      No Disclosure of Information.  The Employee shall not at any time
             ----------------------------
divulge, use, furnish, disclose or make accessible to anyone other than the Bank or any of its subsidiaries any knowledge or information with respect to confidential or secret data, procedures or techniques of the Bank, provided, however, that nothing in this Section 6 shall prevent the disclosure by the Employee of any such information which at any time comes into the public domain other than as a result of the violation of the terms of this Section 6 by the Employee.

     7.      Termination of Employment.  The employment of the Employee shall
             -------------------------
terminate on the earliest to occur of the following dates:

     (a)     The expiration of the term hereof, as from time to time extended;

     (b) The Employee's resignation from the Bank or the death or disability of the Employee (the Employee being deemed to be disabled if he has been unable for one hundred eighty (180) consecutive days to render services required to be rendered by him during the term hereof);

     (c) At the election of the Bank, for Cause, as hereinafter defined, after ten (10) days prior written notice of the basis thereof to the Employee if during such period the Employee shall not have cured the basis therefor. For purposes of this Agreement, the Bank shall be deemed to have "Cause" to terminate the employment of the Employee under this Agreement only if:

  	  (i) The Employee refuses or fails to substantially perform or discharge the duties or responsibilities reasonably assigned by the President of the Bank (other than any such refusal or failure resulting from the Employee's incapacity due to physical or mental illness), provided the assigned responsibilities are not illegal, unethical or inconsistent with the Employee's responsibilities after a demand for substantial performance is delivered to Employee by the President which specifically identifies the manner in which such officer believes that Employee has not substantially performed such duties, making reference to this provision of the Agreement;

  	  (ii) The Employee is grossly negligent in the performance of his duties;

  	  (iii) The Employee breaches his fiduciary duty to the Bank or any affiliate of the Bank, or breaches the terms of this Agreement or any other agreements with the Bank or any affiliates of the Bank;

  	  (iv) The Employee is convicted by a court of competent jurisdiction of a felony or of any criminal offense involving dishonesty or breach of trust;

  	  (v) The Employee commits an act of fraud materially evidencing bad faith toward the Bank;

  	  (vi) The Employee engages in misconduct which is materially injurious to the Bank. Such misconduct may include sexual harassment, domestic violence, public intoxication or being under the influence of controlled substances. Misconduct materially injurious to the Bank shall mean misconduct which materially and adversely affects the Bank's business, reputation, or standing in the community. Such material adverse affect may result from non-monetary injury as well as from monetary injury, such as from adverse publicity towards the Bank.

     8.      Payments Upon Termination of Employment.
             ---------------------------------------

     (a)     Payments Upon Death.  If at any time while he is employed
             -------------------
hereunder the Employee shall die, in addition to all other benefits to which he or his personal representatives may be entitled, the Bank shall pay to his designated beneficiary or, if no such beneficiary exists, to his estate, for a period of three (3) months following the Employee's death, such amounts of base annual salary as the Employee would have been entitled to receive during said period (and at the times he would have been entitled to receive them) had he remained alive.

     (b)     Payments Upon Disability.  If at any time during the term of this
             ------------------------
Agreement, in the opinion of a physician mutually agreeable to the Bank and the Employee, the Employee shall be determined to be unable to render services hereunder due to physical or mental illness or accident, in addition to all other benefits to which he or his personal representatives may be entitled, the Employee shall be entitled to receive all benefits payable to him under the Bank's long-term disability income plan.

     (c)     Payments Upon Expiration of Term Without Renewal.  In the event
             ------------------------------------------------
that the term of this Agreement shall expire without renewal, the Employee shall be entitled to receive compensation through the date of expiration. This Agreement does not limit Employee's right to benefits under all plans and programs of the Bank in which he participates, including, without limitation, pension, profit sharing, 401(k), and employee stock option plans.

     (d)     Payment Upon Other Involuntary Termination.  If at any time during
             ------------------------------------------
the term of this Agreement the employment of the Employee is terminated involuntarily for any reason without Cause, as heretofore defined, then in such case:

     (i) Within five days after such termination, the Bank shall pay to the Employee (or to his personal representative in case of death), in addition to all accrued and unpaid compensation through the date of such termination, a lump sum amount equal to twelve months' base annual salary as in effect as of the date of such termination.

     (ii) The Bank shall maintain or cause to be maintained in effect for the Employee for a period of twelve months following such termination, at the Bank's sole expense, all group insurance (including life, health, accident and disability insurance) and all other employee benefit plans, programs or arrangements (other than the Bank's retirement plan, the Bank's profit-sharing plan, the Bank's 401K plan, and the Beverly National Corporation Employee Stock Ownership Plan), in which the Employee was participating at any time during the twelve (12) months preceding such termination.

     (iii) The Employee shall not be required to mitigate the amount of any payment provided for in this Section 8(d) by seeking employment or otherwise.

     In the event that the Employee's participation in any of the foregoing group insurance plans, programs or arrangements contemplated by Subsection (d) hereof is barred by law or otherwise, or in the event that any such insurance plan, program or arrangement is discontinued or the benefits thereunder are materially reduced during such period, the Bank shall provide the Employee with benefits substantially similar to those to which the Employee was entitled immediately prior to the date of his termination of employment. Upon expiration of the period coverage provided hereunder, the Employee shall be provided with the opportunity to have assigned to him at no cost and with no apportionment of prepaid premiums any assignable insurance owned by the Bank and relating specifically to the Employee.

     9.      Notices.  Notices under this Agreement shall be in writing and
             -------
shall be mailed by registered or certified mail, effective upon receipt, addressed as follows:

     (a)     To the Company:

             Beverly National Bank
             240 Cabot Street
             Beverly, Massachusetts 01915
             Attention:  Lawrence M. Smith, President

     (b)     To the Employee:

             Mr. Peter E. Simonsen
             24 Dartmouth Street
             Beverly, MA 01915

     Either party may by notice in writing change the address to which notices to it or him are to be addressed hereunder.

     10.     Arbitration.  Any dispute or controversy, arising under or in
             -----------
connection with this Agreement shall be settled exclusively by arbitration in Boston, Massachusetts, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.


     11.     Miscellaneous.
             -------------

     (a)     Indemnification.  During the period of his employment hereunder,
             ---------------
the Bank agrees to indemnify, and to cause its subsidiaries to indemnify, the Employee in his capacity as an officer of the Bank and each subsidiary, all to the maximum extent permitted under the laws of the Commonwealth of Massachusetts and applicable banking laws and regulations. The provisions of this Section 11(a) shall survive expiration or termination of the Agreement for any reason whatsoever.

     (b)     Legal Fees.  The Bank shall pay to the Employee all reasonable
             ----------
legal fees and expenses incurred by him in contesting or disputing any termination of this Agreement or in seeking to obtain or enforce any right or benefit provided by this Agreement, provided that the final resolution of such matter principally is in Employee's favor.

     (c)     Entire Agreement.  This Agreement constitutes the entire Agreement
             ----------------
between the parties and may not be changed except by a writing duly executed and delivered by the Bank and the Employee in the same manner as the Agreement.

     (d)     Governing Law.  This Agreement is governed by and shall be
             -------------
construed in accordance with the laws of the Commonwealth of Massachusetts. Employee agrees that it supersedes in all respects any prior agreement between the Bank and the Employee.

     (e)     Binding Effect; Non-Assignability.  This Agreement shall be
             ---------------------------------
binding upon the Bank and inure to the benefit of the Bank and its successors. Neither this Agreement nor any rights arising hereunder may be assigned or pledged by the Employee during his lifetime. This Agreement shall inure to the benefit of and be enforceable by the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

     (f)     Amendment.  This Agreement may be amended or modified only by a
             ---------
written instrument signed by the Employee and by a duly authorized representative of the Bank.

     (g)     Enforceability.  If any portion or provision of this Agreement
             --------------
shall to any extent be unenforceable as a result of either a declaration by a court of competent jurisdiction or the operation of applicable banking laws and regulations, then the remainder of the Agreement, or the application of such portion or provisions in circumstances other than those as to which it is so declared illegal or unenforceable, shall not be affected thereby, and each portion and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

     IN WITNESS WHEREOF, the parties hereto have executed the within instrument as a sealed document as of the date first above written.

                                         	BEVERLY NATIONAL BANK


                                         	By:     Lawrence M. Smith
                                               ------------------------------
                                                   	Its President



Agreed:


/s/
Peter E. Simonsen

                                  Exhibit A
                            to Employment Agreement
                      By and Between Beverly National Bank
                             and Peter E. Simonsen
                            dated February 23, 2000


      1. Vacation - The Employee shall be entitled to paid vacation in each calendar year during the term of the Agreement in accordance with the Bank's policy. The Employee shall also be entitled to all paid holidays recognized by the Bank. Unused accrued vacation time is paid on termination.

      2. Pension Plan - The Employee shall be entitled to participate in the Bank's retirement plan, if and to the extent from time to time in effect.

      3. Profit Sharing Plan - The Employee shall be entitled to participate in the Bank's profit sharing plan and its 401(k) plan, if and to the extent from time to time in effect.

      4. Incentive Stock Option Plan - The Employee shall be entitled to participate in any incentive stock option plan of the Company, if and to the extent from time to time in effect.

      5. Employee Stock Ownership Plan - The Employee shall be entitled to participate in the Company's employee stock ownership plan, if and to the extent from time to time in effect.

      6. Insurance - The Employee shall be entitled to participate in all insurance programs and benefits maintained by the Company or the Bank, if and to the extent from time to time in effect, including without limitation life, health, accident, and disability.

4








                          BEVERLY NATIONAL CORPORATION
                               240 Cabot Street
                              Beverly, MA  01915



                                                  February 23, 2000


Mr. James E. Rich, Jr.
1 Hickory Hill Road
Manchester By The Sea, MA 01944

Dear Mr. Rich:

     Beverly National Corporation, a Massachusetts corporation ("Corporation"), recognizes that during your tenure as an officer of Beverly National Bank, a wholly-owned subsidiary of the Corporation (the "Bank"), you have contributed to the growth and success of the Bank in significant ways, and that you have developed an intimate knowledge of the business and affairs of the Bank and of its policies, methods and personnel. The Corporation also recognizes that such contributions and knowledge are expected to be of significant benefit to the future growth and success of the Bank and the Corporation.

     The Board of Directors of the Corporation (the "Board") recognizes that a change in control of the Corporation may occur and that the threat of such a change in control may result in the departure of management personnel to the detriment of the Corporation and its stockholders. The Board has determined that appropriate steps should be taken to reinforce and encourage the continued dedication of members of the Bank's and the Corporation's management, including yourself, to their assigned duties in the face of the potentially disturbing circumstances arising from the possibility of such a change in control. The continued performance of your duties as an officer of the Bank may require your strenuous opposition to such a threatened change in control which, in the judgment of the Board, may not be in the best interests of the Corporation and its stockholders, and your opposition to such a threatened change in control of the Corporation could prevent or inhibit you from effectively continuing your duties as an officer of the Bank should such a change in control occur.

     In order to induce you to remain in the employ of the Bank and to continue to perform your duties as an officer of the Bank in a manner which is, in your judgment, in the best interests of the Bank, the Corporation hereby agrees to provide you with certain severance benefits in the event your employment with the Bank is terminated subsequent to a change in control (as defined in Section 1 hereof) under the circumstances described below.

     1.      Change in Control.  No benefits shall be payable hereunder
             -----------------
unless there shall have been a change in control as set forth below, and your employment by the Bank shall thereafter have been terminated in accordance with Section 2 below. For purposes of this Agreement, a "Change in Control" of the Corporation shall mean any of the following:

     (a) The acquisition of "control" (within the meaning of Section 2(a)(2) of the Bank Holding Company Act of 1956, as amended, or Section 602 of the Change in Bank Control Act of 1978) of the Corporation by any person, company or other entity;

     (b) Any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the "beneficial owner" (as defined in Rule 13d-3 thereunder), directly or indirectly, of securities of the Corporation representing 20% or more of the combined voting power of the Corporation's then-outstanding securities.

     (c) Any such person becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing less than 20% of the Corporation's then-outstanding securities, but is determined by a court or regulatory agency with jurisdiction over the matter to possess or to have exercised control over the Corporation;

     (d) During any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election or the nomination for election by the Corporation's stockholders of each new director was approved by a vote of at least three-fourths of the directors of the Corporation then still in office who were directors at the beginning of the period; or

     (e) The Corporation sells a majority of its assets, or enters into any transaction in which another entity (other than an insurer of the deposit liabilities of a subsidiary of the Corporation) assumes a majority of the deposit liabilities of any subsidiary of the Corporation.


     2.      Termination Following Change in Control.  You shall be entitled
             ---------------------------------------
to the benefits provided for in Section 3(b) hereof upon the involuntary termination of your employment as an officer of the Bank within twenty-four
(24) months after a Change in Control, unless your employment is terminated
(a) because of your death, retirement, or disability or (b) by the Bank for Cause (as hereinafter defined). In the event your employment with the Bank shall be terminated and you shall be entitled to the benefits provided in
Section 3 hereof, you may thereafter terminate your employment with the Corporation and continue to be entitled to the benefits provided in Section 3 hereof.

     (a)     Retirement; Disability.
             -----------------------

         (i) Termination by the Bank or you of your employment based on retirement shall mean the mandatory termination of your employment in accordance with the Bank's retirement policy including (at your sole election and as set forth in writing) early retirement, generally applicable to its salaried employees or in accordance with any retirement arrangement established with your consent with respect to you.

         (ii) Termination by the Bank of your employment based on disability shall mean termination because of your inability, as a result of your incapacity due to physical or mental illness, to perform the services required of you as an employee for a period aggregating six months or more within any 12-month period.

     (b)     Cause.  Termination by the Bank of your employment for "Cause"
             -----
shall mean termination upon:

         (i) the willful and continued failure by you to substantially perform your duties (other than any such failure resulting from your incapacity due to physical or mental illness) after a demand for substantial performance is delivered to you by the Board of Directors of the Bank which specifically identifies the manner in which such board believes that you have not substantially performed your duties, or

         (ii) a conviction for criminal misconduct by you which is materially injurious to the Bank monetarily or otherwise.

     For purposes of this paragraph (b), no act, or failure to act, on your part shall be considered "willful" unless done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interests of the Bank.

     Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board of Directors of the Bank at a meeting of such board called and held (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before such board), for the purpose of finding that in the good faith opinion of such board you were guilty of conduct set forth above in clauses (i) or (ii) of the first sentence of this paragraph and specifying the particulars thereof in detail.

     (c)     Notice of Termination.  The Corporation agrees that it will cause
             ---------------------
the Bank to promptly furnish you with a written Notice of Termination. Any purported termination by you shall be communicated by written Notice of Termination to the Bank, with a copy to the Corporation. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

     (d)     Date of Termination.  "Date of Termination" shall mean:
             -------------------

         (i) if your employment is terminated for disability, thirty (30) days after Notice of Termination is given,

         (ii) if your employment is terminated by the Bank for Cause, the date specified in the Notice of Termination, and

         (iii) if your employment is terminated for any other reason, the date on which a Notice of Termination is given; provided that if within five
(5) days after any Notice of Termination is given the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding and final arbitration award or by a final judgment, order or decree of court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).

     3.      Compensation During Disability or Upon Termination.
             --------------------------------------------------

     (a) During any period that you fail to perform your duties as a result of incapacity due to physical or mental illness, the Corporation shall pay you, to the extent it is not paid by Bank, an amount equal to your full base salary at the rate then in effect until the Date of Termination. Thereafter, your benefits shall be determined in accordance with the Bank's long-term disability plan then in effect.

     (b) If, within twenty-four (24) months after a Change in Control shall have occurred, your employment by the Bank shall be involuntarily terminated other than for Cause, your death, disability or retirement, then the Corporation shall pay you within five days after the Date of Termination an amount equal to the sum of:

         (i) An amount equal to your full base salary through the Date of Termination at the rate in effect at the time Notice of Termination was given, to the extent Bank does not promptly pay such amount; plus

         (ii) A lump sum amount equal to the product of (A) the average sum of your annual base compensation (salary plus bonus) paid to you by the Bank and includible in your taxable income for the five years preceding a Change in Control multiplied by (B) the number two (2), less one hundred ($100) dollars; plus

         (iii) All legal fees and expenses incurred by you as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided for by this Agreement).

     (c) If your employment shall be terminated for Cause, or for any reason other than as specified in Sections 3(a) and (b) above, the Corporation shall pay you, to the extent it is not paid by Bank, an amount equal to your full base salary through the Date of Termination at the rate in effect at the time Notice of Termination was given and the Corporation shall have no further obligations to you under this Agreement.

     (d) You shall not be required to mitigate the amount of any payment provided for in this Section 3 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Section 3 be reduced by any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

     (e) It is the intention of the parties to this Agreement that no payments by the Corporation to you or for your benefit under this Agreement shall be non-deductible to the Corporation by reason of the operation of
Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, notwithstanding any other provision hereof, if by reason of the operation of said Section 280G, any such payments exceed the amount which can be deducted by the Corporation, the amount of such payments shall be reduced to the maximum which can be deducted by the Corporation. To the extent that payments in excess of the amount which can be deducted by the Corporation have been made to you or for your benefit, they shall be refunded with interest at the applicable rate provided under Section 1274(d) of the Code, or at such other rate as may be required in order that no such payment to you or for your benefit shall be non-deductible pursuant to Section 280G of the Code. Any payments made hereunder which are not deductible by the Corporation as a result of losses which have been carried forward by the Corporation for Federal tax purposes shall not be deemed a non-deductible amount of purposes of this Section 4(c).

     (f) Notwithstanding any provision hereof to the contrary, no payment hereunder shall be made if it would violate any applicable law, rule or regulation, including without limitation, 12 C.F.R. Part 359, as promulgated by the Federal Deposit Insurance Corporation.

     4.      Successors; Binding Agreement.
             -----------------------------

     (a) The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation, by agreement in form and substance satisfactory to you, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place. Failure of the Corporation to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation from the Corporation in the same amount and on the same terms as you would be entitled to hereunder if you had been involuntarily terminated other than for Cause, or disability within twenty-four
(24) months after a Change in Control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "Corporation" shall mean the Corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 4 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.


     (b) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees, and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if there be no such designee, to your estate.

     5.      Notices.  All notices and other communications provided for in
             -------
this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, provided that all notices to the Corporation shall be directed to the attention of the Board with a copy to the Chairman of the Board, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

     6.      Miscellaneous.  No provision of this Agreement may be modified,
             -------------
waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other or failure to comply with any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the Commonwealth of Massachusetts. This Agreement is made under seal.

     7.      Validity.  The invalidity or unenforceability of any provision
             --------
of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     8.      Counterparts.  This Agreement may be executed in several
             ------------
counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     9.      Arbitration.  Any dispute or controversy arising under or in
             -----------
connection with this Agreement shall be settled exclusively by arbitration in Boston, Massachusetts, in accordance with the rules of the American Arbitration Association then in effect. Notwithstanding the pendency of any such dispute or controversy, the Corporation will pay you promptly an amount equal to your full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary) and provide you with all compensation, benefits and insurance plans in which you were participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with Section 2(d) hereof, to the extent Bank does not make such payments or continue such benefits. Amounts paid under this Section 9 are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     10.     Election of Benefits.  An election by you to resign after a
             --------------------
Change in Control will not constitute a breach by you of any employment agreement between the Corporation (or the Bank or any subsidiary thereof) and you and will not be deemed a voluntary termination of employment by you for the purpose of interpreting the provisions of any benefit plans, programs or policies. Nothing in this Agreement will be construed to limit your rights under any employment agreement you may then have with the Corporation (or the Bank or any subsidiary thereof), provided, however, that if you become entitled to compensation under Section 3 hereof following a Change in Control, you may elect either to receive the severance payment provided in Section 3 or such termination benefits as you may have under any such employment agreement, but may not elect to receive both.

     If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign and return to the Corporation the enclosed copy of this letter which will then constitute our agreement on this subject.


                                          BEVERLY NATIONA CORPORATION



                                          By:     Lawrence M. Smith
                                               ----------------------
                                                  Its: President


Agreed:


/s/
James E. Rich, Jr.











                            EMPLOYMENT AGREEMENT
                            --------------------

     AGREEMENT made and entered into as of the 23rd day of February, 2000 by and between Beverly National Bank, a national banking association having its principal place of business in Beverly, Massachusetts ("Bank"), and James E. Rich, Jr. (the "Employee").

                        W I T N E S S E T H  T H A T:

     WHEREAS the Employee is currently employed by the Bank and has been employed by the Bank since May 3, 1982; and

     WHEREAS the Bank desires to employ the Employee in an executive capacity in the conduct of its business; and

     WHEREAS the Employee desires to be so employed.

     NOW, THEREFORE, in consideration of the mutual promises and covenants herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1.      Term.  The Bank hereby employs the Employee and the Employee
             -----
hereby accepts employment by the Bank for a period of two (2) years beginning January 1, 2000 (the "Effective Date"), subject to the provisions of Section 7 hereof. As of each anniversary (an "Extension Date") of the Effective Date or any previous Extension Date hereof, this Agreement shall be deemed automatically to be extended, unless either party by written notice to the other given at least one (1) month prior to the Extension Date notifies the other party of its intention not to extend the same. As extended the term of the Agreement shall be for a period of two (2) years beginning on the Extension Date and expiring two (2) years thereafter. In the event that notice not to extend is given by either party, this Agreement shall terminate on the last day of the year beginning on the Extension Date. Notwithstanding the foregoing provisions of this Section 1, this Agreement shall terminate in any event upon the Employee's attainment of age sixty-five (65).

     2.      Capacity.
             ---------
     (a) At all times during the term hereof, the Bank shall employ the Employee as its Senior Vice President and Senior Trust Officer. In such capacity, the Employee shall be assigned only such duties and tasks as are appropriate for a person in such position and he shall be subject to the supervision of the President of the Bank. The Bank shall employ the Employee on a full-time basis, and (subject to the last sentence of this paragraph) the Employee shall devote his full time and professional efforts to the performance of his duties. It is the intention of the Bank and the Employee that the Employee shall have full discretionary authority of a Senior Vice President and Senior Trust Officer of the Bank. The Bank encourages participation by the Employee on community boards and committees and in activities generally considered to be in the public interest, but the Bank shall have the right to approve the Employee's participation on such other boards and committees as may conflict with the Bank's own business or demands upon the Employee's time.

     (b) During the period of his employment by the Bank hereunder, the Employee agrees to serve as Vice President of Beverly National Corporation (the "Company") without additional compensation, except for reimbursement for all reasonable out-of-pocket expenses.

      3.      Compensation and Benefits.
              --------------------------

      (a)     Base Compensation.  The Bank shall pay to the Employee in equal
              -----------------
monthly installments a base annual salary in the amount of $107,500.00. The base annual salary of the Employee shall be adjusted upward from time to time in the sole discretion of the Bank, in which case such increased amount shall thereafter constitute the Employee's base annual salary. It is the intention of the Bank to compensate the Employee at a level at least comparable to the compensation of persons employed in the position of Senior Vice President and Senior Trust Officer of banks engaged in New England in activities substantially similar to those of the Bank and having approximately the same assets as the Bank.

     (b)     Fringe Benefits.  At all times during the term of this Agreement,
             ---------------
the Bank shall provide or cause to be provided to the Employee the fringe benefits as set forth on Exhibit A to this Agreement. The Employee shall maintain adequate records of all reimbursable expenses necessary to satisfy reporting requirements of the Internal Revenue Code and applicable Treasury regulations.

     4.      Non-Competition.  At all times during which the Employee is
             ---------------
employed by the Bank under this Agreement and for a period of one (1) year thereafter, the Employee shall not, directly or indirectly, as an employee of any person or entity (whether or not engaged in business for profit), individual proprietor, partner, stockholder, director, officer, joint venturer, investor, lender or in any other capacity whatever (otherwise than as holder of less than ten (10) percent of any securities publicly traded in the market) compete within (i) the City of Beverly, Massachusetts, the Town of Hamilton, Massachusetts, the Town of Topsfield, Massachusetts, and the Town of Manchester By The Sea, Massachusetts, or (ii) municipalities contiguous to the City of Beverly, Massachusetts, the Town of Hamilton, Massachusetts, the Town of Topsfield, Massachusetts, and the Town of Manchester By The Sea, Massachusetts, or (iii) any other Cities or Towns in which the Bank may locate during the term of this Agreement, with the business of the Company or any of its subsidiaries, as such business are constituted at any time during the term of this Agreement. For purposes of this Section 4, the Employee's ownership of or employment by an institution doing business in Beverly, Massachusetts, Hamilton, Massachusetts, Topsfield, Massachusetts and Manchester By The Sea, Massachusetts, in municipalities contiguous to Beverly, Hamilton, Topsfield, or Manchester By The Sea, or in such other Cities or Towns, but having its principal place of business elsewhere, shall not constitute competition hereunder so long as the Employee does not solicit business in Beverly, Hamilton, Topsfield, or Manchester By The Sea, in such contiguous municipalities, or in such other Cities or Towns, as the case may be.

     5.      No Solicitation of Employees.  At all times during which the
             ----------------------------
Employee is employed under this Agreement and for a period of one (1) year thereafter, the Employee shall not, directly or indirectly, employ, attempt to employ, recruit or otherwise solicit, induce or influence to leave his employment any employee of the Bank.

     6.      No Disclosure of Information.  The Employee shall not at any time
             ----------------------------
divulge, use, furnish, disclose or make accessible to anyone other than the Bank or any of its subsidiaries any knowledge or information with respect to confidential or secret data, procedures or techniques of the Bank, provided, however, that nothing in this Section 6 shall prevent the disclosure by the Employee of any such information which at any time comes into the public domain other than as a result of the violation of the terms of this Section 6 by the Employee.

     7.      Termination of Employment.  The employment of the Employee shall
             -------------------------
terminate on the earliest to occur of the following dates:

    (a)     The expiration of the term hereof, as from time to time extended;

    (b) The Employee's resignation from the Bank or the death or disability of the Employee (the Employee being deemed to be disabled if he has been unable for one hundred eighty (180) consecutive days to render services required to be rendered by him during the term hereof);

    (c) At the election of the Bank, for Cause, as hereinafter defined, after ten (10) days prior written notice of the basis thereof to the Employee if during such period the Employee shall not have cured the basis therefor. For purposes of this Agreement, the Bank shall be deemed to have "Cause" to terminate the employment of the Employee under this Agreement only if:

        (i) The Employee refuses or fails to substantially perform or discharge the duties or responsibilities reasonably assigned by the President of the Bank (other than any such refusal or failure resulting from the Employee's incapacity due to physical or mental illness), provided the assigned responsibilities are not illegal, unethical or inconsistent with the Employee's responsibilities after a demand for substantial performance is delivered to Employee by the President which specifically identifies the manner in which such officer believes that Employee has not substantially performed such duties, making reference to this provision of the Agreement;

        (ii) The Employee is grossly negligent in the performance of his duties;

        (iii) The Employee breaches his fiduciary duty to the Bank or any affiliate of the Bank, or breaches the terms of this Agreement or any other agreements with the Bank or any affiliates of the Bank;

        (iv) The Employee is convicted by a court of competent jurisdiction of a felony or of any criminal offense involving dishonesty or breach of trust;

        (v) The Employee commits an act of fraud materially evidencing bad faith toward the Bank;

        (vi) The Employee engages in misconduct which is materially injurious to the Bank. Such misconduct may include sexual harassment, domestic violence, public intoxication or being under the influence of controlled substances. Misconduct materially injurious to the Bank shall mean misconduct which materially and adversely affects the Bank's business, reputation, or standing in the community. Such material adverse affect may result from non-monetary injury as well as from monetary injury, such as from adverse publicity towards the Bank.

     8.      Payments Upon Termination of Employment.
             ----------------------------------------

     (a)     Payments Upon Death.  If at any time while he is employed
             -------------------
hereunder the Employee shall die, in addition to all other benefits to which he or his personal representatives may be entitled, the Bank shall pay to his designated beneficiary or, if no such beneficiary exists, to his estate, for a period of three (3) months following the Employee's death, such amounts of base annual salary as the Employee would have been entitled to receive during said period (and at the times he would have been entitled to receive them) had he remained alive.

     (b)     Payments Upon Disability.  If at any time during the term of this
             ------------------------
Agreement, in the opinion of a physician mutually agreeable to the Bank and the Employee, the Employee shall be determined to be unable to render services hereunder due to physical or mental illness or accident, in addition to all other benefits to which he or his personal representatives may be entitled, the Employee shall be entitled to receive all benefits payable to him under the Bank's long-term disability income plan.

     (c)     Payments Upon Expiration of Term Without Renewal.  In the event
             ------------------------------------------------
that the term of this Agreement shall expire without renewal, the Employee shall be entitled to receive compensation through the date of expiration.
This Agreement does not limit Employee's right to benefits under all plans and programs of the Bank in which he participates, including, without limitation, pension, profit sharing, 401(k), and employee stock option plans.

     (d)     Payment Upon Other Involuntary Termination.  If at any time during
             ------------------------------------------
the term of this Agreement the employment of the Employee is terminated involuntarily for any reason without Cause, as heretofore defined, then in such case:

        (i) Within five days after such termination, the Bank shall pay to the Employee (or to his personal representative in case of death), in addition to all accrued and unpaid compensation through the date of such termination, a lump sum amount equal to twelve months' base annual salary as in effect as of the date of such termination.

        (ii) The Bank shall maintain or cause to be maintained in effect for the Employee for a period of twelve months following such termination, at the Bank's sole expense, all group insurance (including life, health, accident and disability insurance) and all other employee benefit plans, programs or arrangements (other than the Bank's retirement plan, the Bank's profit-sharing plan, the Bank's 401K plan, and the Beverly National Corporation Employee Stock Ownership Plan), in which the Employee was participating at any time during the twelve (12) months preceding such termination.

        (iii) The Employee shall not be required to mitigate the amount of any payment provided for in this Section 8(d) by seeking employment or otherwise.

     In the event that the Employee's participation in any of the foregoing group insurance plans, programs or arrangements contemplated by Subsection (d) hereof is barred by law or otherwise, or in the event that any such insurance plan, program or arrangement is discontinued or the benefits thereunder are materially reduced during such period, the Bank shall provide the Employee with benefits substantially similar to those to which the Employee was entitled immediately prior to the date of his termination of employment. Upon expiration of the period of coverage provided hereunder, the Employee shall be provided with the opportunity to have assigned to him at no cost and with no apportionment of prepaid premiums any assignable insurance owned by the Bank and relating specifically to the Employee.

     9.      Notices.  Notices under this Agreement shall be in writing and
             -------
shall be mailed by registered or certified mail, effective upon receipt, addressed as follows:

     (a)      To the Company:

              Beverly National Bank
              240 Cabot Street
              Beverly, Massachusetts 01915
              Attention:  Lawrence M. Smith, President

     (b)      To the Employee:

              Mr. James E. Rich, Jr.
              1 Hickory Hill Road
              Manchester By The Sea, MA  01944

     Either party may by notice in writing change the address to which notices to it or him are to be addressed hereunder.

     10.     Arbitration.  Any dispute or controversy, arising under or in
             -----------
connection with this Agreement shall be settled exclusively by arbitration in Boston, Massachusetts, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.


     11.     Miscellaneous.
             --------------

     (a)     Indemnification.  During the period of his employment
             ---------------
hereunder, the Bank agrees to indemnify, and to cause its subsidiaries to indemnify, the Employee in his capacity as an officer of the Bank and each subsidiary, all to the maximum extent permitted under the laws of the Commonwealth of Massachusetts and applicable banking laws and regulations. The provisions of this Section 11(a) shall survive expiration or termination of the Agreement for any reason whatsoever.

     (b)     Legal Fees.  The Bnak shall pay to the Employee all reasonable
             ----------
legal fees and expenses incurred by him in contesting or disputing any termination of this Agreement or in seeking to obtain or enforce any right or benefit provided by this Agreement, provided that the final resolution of such matter principally is in Employee's favor.

     (c)     Entire Agreement.  This Agreement constitutes the entire
             ----------------
Agreement between the parties and may not be changed except by a writing duly executed and delivered by the Bank and the Employee in the same manner as the Agreement.

     (d)     Governing Law.  This Agreement is governed by and shall be
             -------------
construed in accordance with the laws of the Commonwealth of Massachusetts. Employee agrees that it supersedes in all respects any prior agreement between the Bank and the Employee.

     (e)     Binding Effect; Non-Assignability.  This Agreement shall be
             ---------------------------------
binding upon the Bank and inure to the benefit of the Bank and its successors. Neither this Agreement nor any rights arising hereunder may be assigned or pledged by the Employee during his lifetime. This Agreement shall inure to the benefit of and be enforceable by the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

     (f)     Amendment.  This Agreement may be amended or modified only by
             ---------
a written instrument signed by the Employee and by a duly authorized representative of the Bank.

     (g)     Enforceability.  If any poriton or provision of this Agreement
             --------------
shall to any extent be unenforceable as a result of either a declaration by a court of competent jurisdiction or the operation of applicable banking laws and regulations, then the remainder of the Agreement, or the application of such portion or provisions in circumstances other than those as to which it is so declared illegal or unenforceable, shall not be affected thereby, and each portion and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

     IN WITNESS WHEREOF, the parties hereto have executed the within instrument as a sealed document as of the date first above written.

                                          BEVERLY NATIONAL BANK


                                          By:     Lawrence M. Smith
                                               ----------------------
                                                   Its President


Agreed:


/s/
James E. Rich, Jr.

                                 Exhibit A
                         to Employment Agreement
                  By and Between Beverly National Bank
                         and James E. Rich, Jr.
                        dated February 23, 2000


     1. Vacation - The Employee shall be entitled to paid vacation in each calendar year during the term of the Agreement in accordance with the Bank's policy. The Employee shall also be entitled to all paid holidays recognized by the Bank. Unused accrued vacation time is paid on termination.

     2. Pension Plan - The Employee shall be entitled to participate in the Bank's retirement plan, if and to the extent from time to time in effect.

     3. Profit Sharing Plan - The Employee shall be entitiled to participate in the Bank's profit sharing plan and its 401(k) plan if and to the extent from time to time in effect.

     4. Incentive Stock Option Plan - The Employee shall be entitled to participate in any incentice stock option plan of the Company, if and to the extent from time to time in effect.

     5. Employee Stock Ownership Plan - The Employee shall be entitled to participate in the Company's employee stock ownership plan, if and to the extent from time to time in effect.

     6. Insurance - The Employee shall be entitled to participate in all insurance programs and benefits maintained by the Company or the Bank, if and to the extent from time to time in effect, including without limitation life, health, accident, and disability.










                      BEVERLY NATIONAL CORPORATION
                            240 Cabot Street
                           Beverly, MA  01915



                                                 February 23, 2000


Ms. Deborah Rosser
12 Wedgemere Road
Beverly, MA 01915

Dear Ms. Rosser:

    	Beverly National Corporation, a Massachusetts corporation ("Corporation"), recognizes that during your tenure as an officer of Beverly National Bank, a wholly-owned subsidiary of the Corporation (the "Bank"), you have contributed to the growth and success of the Bank in significant ways, and that you have developed an intimate knowledge of the business and affairs of the Bank and of its policies, methods and personnel. The Corporation also recognizes that such contributions and knowledge are expected to be of significant benefit to the future growth and success of the Bank and the Corporation.


    	The Board of Directors of the Corporation (the "Board") recognizes that a change in control of the Corporation may occur and that the threat of such a change in control may result in the departure of management personnel to the detriment of the Corporation and its stockholders. The Board has determined that appropriate steps should be taken to reinforce and encourage the continued dedication of members of the Bank's and the Corporation's management, including yourself, to their assigned duties in the face of the potentially disturbing circumstances arising from the possibility of such a change in control. The continued performance of your duties as an officer of the Bank may require your strenuous opposition to such a threatened change in control which, in the judgment of the Board, may not be in the best interests of the Corporation and its stockholders, and your opposition to such a threatened change in control of the Corporation could prevent or inhibit you from effectively continuing your duties as an officer of the Bank should such a change in control occur.


    	In order to induce you to remain in the employ of the Bank and to continue to perform your duties as an officer of the Bank in a manner which is, in your judgment, in the best interests of the Bank, the Corporation hereby agrees to provide you with certain severance benefits in the event your employment with the Bank is terminated subsequent to a change in control (as defined in Section 1 hereof) under the circumstances described below.

     1.      Change in Control.  No benefits shall be payable hereunder
             -----------------
unless there shall have been a change in control as set forth below, and your employment by the Bank shall thereafter have been terminated in accordance with
Section 2 below. For purposes of this Agreement, a "Change in Control" of the Corporation shall mean any of the following:

   		(a) The acquisition of "control" (within the meaning of Section 2(a)(2) of the Bank Holding Company Act of 1956, as amended, or Section 602 of the Change in Bank Control Act of 1978) of the Corporation by any person, company or other entity;

   		(b) Any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the "beneficial owner" (as defined in Rule 13d-3 thereunder), directly or indirectly, of securities of the Corporation representing 20% or more of the combined voting power of the Corporation's then-outstanding securities.

   		(c) Any such person becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing less than 20% of the Corporation's then-outstanding securities, but is determined by a court or regulatory agency with jurisdiction over the matter to possess or to have exercised control over the Corporation;

   		(d) During any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election or the nomination for election by the Corporation's stockholders of each new director was approved by a vote of at least three-fourths of the directors of the Corporation then still in office who were directors at the beginning of the period; or

   		(e) The Corporation sells a majority of its assets, or enters into any transaction in which another entity (other than an insurer of the deposit liabilities of a subsidiary of the Corporation) assumes a majority of the deposit liabilities of any subsidiary of the Corporation.


     2.      Termination Following Change in Control.  You shall be entitled
             ---------------------------------------
to the benefits provided for in Section 3(b) hereof upon the involuntary termination of your employment as an officer of the Bank within twenty-four
(24) months after a Change in Control, unless your employment is terminated (a) because of your death, retirement, or disability or (b) by the Bank for Cause (as hereinafter defined). In the event your employment with the Bank shall be terminated and you shall be entitled to the benefits provided in Section 3 hereof, you may thereafter terminate your employment with the Corporation and continue to be entitled to the benefits provided in Section 3 hereof.

     (a)     Retirement; Disability.
             ----------------------

  			(i)     Termination by the Bank or you of your employment based on retirement shall mean the mandatory termination of your employment in accordance with the Bank's retirement policy including (at your sole election and as set forth in writing) early retirement, generally applicable to its salaried employees or in accordance with any retirement arrangement established with your consent with respect to you.

  			(ii)    Termination by the Bank of your employment based on disability shall mean termination because of your inability, as a result of your incapacity due to physical or mental illness, to perform the services required of you as an employee for a period aggregating six months or more within any
12-month period.

     (b)     Cause.  Termination by the Bank of your employment for "Cause"
             -----
shall mean termination upon:

  			(i)     the willful and continued failure by you to substantially perform your duties (other than any such failure resulting from your incapacity due to physical or mental illness) after a demand for substantial performance is delivered to you by the Board of Directors of the Bank which specifically identifies the manner in which such board believes that you have not substantially performed your duties, or

  			(ii)    a conviction for criminal misconduct by you which is materially injurious to the Bank monetarily or otherwise.


    	For purposes of this paragraph (b), no act, or failure to act, on your part shall be considered "willful" unless done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interests of the Bank.

    	Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board of Directors of the Bank at a meeting of such board called and held (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before such board), for the purpose of finding that in the good faith opinion of such board you were guilty of conduct set forth above in clauses (i) or (ii) of the first sentence of this paragraph and specifying the particulars thereof in detail.

     (c)     Notice of Termination.  The Corporation agrees that it will cause
             ---------------------
the Bank to promptly furnish you with a written Notice of Termination. Any purported termination by you shall be communicated by written Notice of Termination to the Bank, with a copy to the Corporation. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

     (d)     Date of Termination.  "Date of Termination" shall mean:
             -------------------

  			(i)     if your employment is terminated for disability, thirty (30) days after Notice of Termination is given,

  			(ii)    if your employment is terminated by the Bank for Cause, the date specified in the Notice of Termination, and

  			(iii)   if your employment is terminated for any other reason, the date on which a Notice of Termination is given;  provided that if within five (5) days after any Notice of Termination is given the party receiving such Notice of
Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding and final arbitration award or by a final judgment, order or decree of court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).


     3.      Compensation During Disability or Upon Termination.
             --------------------------------------------------

   		(a)     During any period that you fail to perform your duties as a result of incapacity due to physical or mental illness, the Corporation shall pay you, to the extent it is not paid by Bank, an amount equal to your full base salary at the rate then in effect until the Date of Termination.  Thereafter, your benefits shall be determined in accordance with the Bank's long-term disability plan then in effect.

   		(b)     If, within twenty-four (24) months after a Change in Control shall have occurred, your employment by the Bank shall be involuntarily terminated other than for Cause, your death, disability or retirement, then the
Corporation shall pay you within five days after the Date of Termination an amount equal to the sum of:

  			(i)     An amount equal to your full base salary through the Date of
Termination at the rate in effect at the time Notice of Termination was given, to the extent Bank does not promptly pay such amount; plus

  			(ii)    A lump sum amount equal to the product of (A) the average sum of your annual base compensation (salary plus bonus) paid to you by the Bank and includible in your taxable income for the five years preceding a Change in
Control multiplied by (B) the number two (2), less one hundred ($100) dollars;
plus

  			(iii)   All legal fees and expenses incurred by you as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided for by this Agreement).

   		(c)     If your employment shall be terminated for Cause, or for any reason other than as specified in Sections 3(a) and (b) above, the Corporation shall pay you, to the extent it is not paid by Bank, an amount equal to your full base salary through the Date of Termination at the rate in effect at the time Notice of Termination was given and the Corporation shall have no further obligations to you under this Agreement.

   		(d)     You shall not be required to mitigate the amount of any payment provided for in this Section 3 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Section 3 be reduced by any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

   		(e)     It is the intention of the parties to this Agreement that no payments by the Corporation to you or for your benefit under this Agreement shall be non-deductible to the Corporation by reason of the operation of
Section 280G of the Internal Revenue Code of 1986, as amended (the "Code").
Accordingly, notwithstanding any other provision hereof, if by reason of the operation of said Section 280G, any such payments exceed the amount which can be deducted by the Corporation, the amount of such payments shall be reduced to the maximum which can be deducted by the Corporation.  To the extent that payments in excess of the amount which can be deducted by the Corporation have been made to you or for your benefit, they shall be refunded with interest at the applicable rate provided under Section 1274(d) of the Code, or at such other rate as may be required in order that no such payment to you or for your benefit shall be non-deductible pursuant to Section 280G of the Code.  Any payments made hereunder which are not deductible by the Corporation as a result of losses which have been carried forward by the Corporation for Federal tax purposes shall not be deemed a non-deductible amount of purposes of this
Section 4(c).

   		(f)     Notwithstanding any provision hereof to the contrary, no payment hereunder shall be made if it would violate any applicable law, rule or regulation, including without limitation, 12 C.F.R. Part 359, as promulgated by the Federal Deposit Insurance Corporation.

     4.      Successors; Binding Agreement.
             -----------------------------

   		(a)     The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation, by agreement in form and substance satisfactory to you, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place.  Failure of the Corporation to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation from the Corporation in the same amount and on the same terms as you would be entitled to hereunder if you had been involuntarily terminated other than for Cause, or disability within twenty-four
(24) months after a Change in Control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.  As used in this Agreement, "Corporation" shall mean the Corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 4 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.


    	(b) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees, and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if there be no such designee, to your estate.

     5.      Notices.  All notices and other communications provided for in
             -------
this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, provided that all notices to the Corporation shall be directed to the attention of the Board with a copy to the Chairman of the Board, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

     6.      Miscellaneous.  No provision of this Agreement may be modified,
             -------------
waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other or failure to comply with any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the Commonwealth of Massachusetts. This Agreement is made under seal.

     7.      Validity.  The invalidity or unenforceability of any provision
             --------
of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     8.      Counterparts.  This Agreement may be executed in several
             ------------
counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     9.      Arbitration.  Any dispute or controversy arising under or in
             -----------
connection with this Agreement shall be settled exclusively by arbitration in Boston, Massachusetts, in accordance with the rules of the American
Arbitration Association then in effect. Notwithstanding the pendency of any such dispute or controversy, the Corporation will pay you promptly an amount equal to your full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary) and provide you with all compensation, benefits and insurance plans in which you were participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with Section 2(d) hereof, to the extent Bank does not make such payments or continue such benefits. Amounts paid under this Section 9 are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     10.     Election of Benefits.  An election by you to resign after a
             --------------------
Change in Control will not constitute a breach by you of any employment agreement between the Corporation (or the Bank or any subsidiary thereof) and you and will not be deemed a voluntary termination of employment by you for the purpose of interpreting the provisions of any benefit plans, programs or policies. Nothing in this Agreement will be construed to limit your rights under any employment agreement you may then have with the Corporation (or the Bank or any subsidiary thereof), provided, however, that if you become entitled to compensation under Section 3 hereof following a Change in Control, you may elect either to receive the severance payment provided in Section 3 or such termination benefits as you may have under any such employment agreement, but may not elect to receive both.

    	If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign and return to the Corporation the enclosed copy of this letter which will then constitute our agreement on this subject.

                                          BEVERLY NATIONAL CORPORATION


                                          By:     Lawrence M. Smith
                                                  -----------------
                                                   Its: President

Agreed:


/s/
Deborah Rosser




7







                             EMPLOYMENT AGREEMENT
                             --------------------

    	AGREEMENT made and entered into as of the 23rd day of February, 2000 by and between Beverly National Bank, a national banking association having its principal place of business in Beverly, Massachusetts ("Bank"), and Deborah
A. Rosser (the "Employee").

                         W I T N E S S E T H  T H A T:

    	WHEREAS the Employee is currently employed by the Bank and has been employed by the Bank since July 19, 1993; and

    	WHEREAS the Bank desires to employ the Employee in an executive capacity in the conduct of its business; and

    	WHEREAS the Employee desires to be so employed.

    	NOW, THEREFORE, in consideration of the mutual promises and covenants herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1.      Term.  The Bank hereby employs the Employee and the Employee
             ----
hereby accepts employment by the Bank for a period of two (2) years beginning January 1, 2000 (the "Effective Date"), subject to the provisions of Section 7 hereof. As of each anniversary (an "Extension Date") of the Effective Date or any previous Extension Date hereof, this Agreement shall be deemed automatically to be extended, unless either party by written notice to the other given at least one (1) month prior to the Extension Date notifies the other party of its intention not to extend the same. As extended the term of the Agreement shall be for a period of two (2) years beginning on the Extension Date and expiring two (2) years thereafter. In the event that notice not to extend is given by either party, this Agreement shall terminate on the last day of the year beginning on the Extension Date. Notwithstanding the foregoing provisions of this Section 1, this Agreement shall terminate in any event upon the Employee's attainment of age sixty-five (65).

     2.      Capacity.
             --------

    	(a) At all times during the term hereof, the Bank shall employ the Employee as its Vice President and Senior Loan Officer. In such capacity, the Employee shall be assigned only such duties and tasks as are appropriate for a person in such position and she shall be subject to the supervision of the President of the Bank. The Bank shall employ the Employee on a full-time basis, and (subject to the last sentence of this paragraph) the Employee shall devote her full time and professional efforts to the performance of her duties. It is the intention of the Bank and the Employee that the Employee shall have full discretionary authority of a Senior Loan Officer of the Bank. The Bank encourages participation by the Employee on community boards and committees and in activities generally considered to be in the public interest, but the Bank shall have the right to approve the Employee's participation on such other boards and committees as may conflict with the Bank's own business or demands upon the Employee's time.

    	(b) During the period of her employment by the Bank hereunder, the Employee agrees to serve as Vice President of Beverly National Corporation (the "Company") without additional compensation, except for reimbursement for all reasonable out-of-pocket expenses.

     3.      Compensation and Benefits.
             -------------------------

     (a)     Base Compensation.  The Bank shall pay to the Employee in equal
             -----------------
monthly installments a base annual salary in the amount of $97,100.00. The base annual salary of the Employee shall be adjusted upward from time to time in the sole discretion of the Bank, in which case such increased amount shall thereafter constitute the Employee's base annual salary. It is the intention of the Bank to compensate the Employee at a level at least comparable to the compensation of persons employed in the position of Vice President and Senior Loan Officer of banks engaged in New England in activities substantially similar to those of the Bank and having approximately the same assets as the Bank.

     (b)     Fringe Benefits.  At all times during the term of this Agreement,
             ---------------
the Bank shall provide or cause to be provided to the Employee the fringe benefits as set forth on Exhibit A to this Agreement. The Employee shall maintain adequate records of all reimbursable expenses necessary to satisfy reporting requirements of the Internal Revenue Code and applicable Treasury regulations.

     4.      Competition.  At all times during which the Employee is employed
             -----------
by the Bank under this Agreement and for a period of one (1) year thereafter, the Employee shall not, directly or indirectly, as an employee of any person or entity (whether or not engaged in business for profit), individual proprietor, partner, stockholder, director, officer, joint venturer, investor, lender or in any other capacity whatever (otherwise than as holder of less than ten (10) percent of any securities publicly traded in the market) compete within (i) the City of Beverly, Massachusetts, the Town of Hamilton, Massachusetts, the Town of Topsfield, Massachusetts, and the Town of Manchester By The Sea, Massachusetts, or (ii) municipalities contiguous to the City of Beverly, Massachusetts, the Town of Hamilton, Massachusetts, the Town of Topsfield, Massachusetts, and the Town of Manchester By The Sea, Massachusetts, or (iii) any other Cities or Towns in which the Bank may locate during the term of this Agreement, with the business of the Company or any of its subsidiaries, as such business are constituted at any time during the term of this Agreement. For purposes of this Section 4, the Employee's ownership of or employment by an institution doing business in Beverly, Massachusetts, Hamilton, Massachusetts, Topsfield, Massachusetts and Manchester By The Sea, Massachusetts, in municipalities contiguous to Beverly, Hamilton, Topsfield, or Manchester By The Sea, or in such other Cities or Towns, but having its principal place of business elsewhere, shall not constitute competition hereunder so long as the Employee does not solicit business in Beverly, Hamilton, Topsfield, or Manchester By The Sea, in such contiguous municipalities, or in such other Cities or Towns, as the case may be.

     5.      No Solicitation of Employees.  At all times during which the
             ----------------------------
Employee is employed under this Agreement and for a period of one (1) year thereafter, the Employee shall not, directly or indirectly, employ, attempt to employ, recruit or otherwise solicit, induce or influence to leave his employment any employee of the Bank.

     6.      No Disclosure of Information.  The Employee shall not at any
             ----------------------------
time divulge, use, furnish, disclose or make accessible to anyone other than the Bank or any of its subsidiaries any knowledge or information with respect to confidential or secret data, procedures or techniques of the Bank, provided, however, that nothing in this Section 6 shall prevent the disclosure by the Employee of any such information which at any time comes into the public domain other than as a result of the violation of the terms of this Section 6 by the Employee.

     7.      Termination of Employment.  The employment of the Employee shall
             -------------------------
terminate on the earliest to occur of the following dates:

    	(a) The expiration of the term hereof, as from time to time extended;

    	(b) The Employee's resignation from the Bank or the death or disability of the Employee (the Employee being deemed to be disabled if she has been unable for one hundred eighty (180) consecutive days to render services required to be rendered by her during the term hereof);

    	(c) At the election of the Bank, for Cause, as hereinafter defined, after ten (10) days prior written notice of the basis thereof to the Employee if during such period the Employee shall not have cured the basis therefor.
For purposes of this Agreement, the Bank shall be deemed to have "Cause" to terminate the employment of the Employee under this Agreement only if:

         (i) The Employee refuses or fails to substantially perform or discharge the duties or responsibilities reasonably assigned by the President of the Bank (other than any such refusal or failure resulting from the Employee's incapacity due to physical or mental illness), provided the assigned responsibilities are not illegal, unethical or inconsistent with the Employee's responsibilities after a demand for substantial performance is delivered to Employee by the President which specifically identifies the manner in which such officer believes that Employee has not substantially performed such duties, making reference to this provision of the Agreement;

         (ii) The Employee is grossly negligent in the performance of her duties;

         (iii) The Employee breaches her fiduciary duty to the Bank or any affiliate of the Bank, or breaches the terms of this Agreement or any other agreements with the Bank or any affiliates of the Bank;

         (iv) The Employee is convicted by a court of competent jurisdiction of a felony or of any criminal offense involving dishonesty or breach of trust;


         (v) The Employee commits an act of fraud materially evidencing bad faith toward the Bank;

         (vi) The Employee engages in misconduct which is materially injurious to the Bank. Such misconduct may include sexual harassment, domestic violence, public intoxication or being under the influence of controlled substances. Misconduct materially injurious to the Bank shall mean misconduct which materially and adversely affects the Bank's business, reputation, or standing in the community. Such material adverse affect may result from non-monetary injury as well as from monetary injury, such as from adverse publicity towards the Bank.

     8.      Payments Upon Termination of Employemnt.
             ---------------------------------------

     (a)     Payments Upon Death.  If at any time while she is employed
             -------------------
hereunder the Employee shall die, in addition to all other benefits to which she or her personal representatives may be entitled, the Bank shall pay to her designated beneficiary or, if no such beneficiary exists, to her estate, for a period of three (3) months following the Employee's death, such amounts of base annual salary as the Employee would have been entitled to receive during said period (and at the times she would have been entitled to receive them) had she remained alive.

     (b)     Payments Upon Disability.  If at any time during the term of
             ------------------------
this Agreement, in the opinion of a physician mutually agreeable to the Bank and the Employee, the Employee shall be determined to be unable to render services hereunder due to physical or mental illness or accident, in addition to all other benefits to which she or her personal representatives may be entitled, the Employee shall be entitled to receive all benefits payable to her under the Bank's long-term disability income plan.

     (c)     Payments Upon Expiration of Term Without Renewal.  In the event
             ------------------------------------------------
that the term of this Agreement shall expire without renewal, the Employee shall be entitled to receive compensation through the date of expiration. This Agreement does not limit Employee's right to benefits under all plans and programs of the Bank in which she participates, including, without limitation, pension, profit sharing, 401(k), and employee stock option plans.

     (d)     Payment Upon Other Involuntary Termination.  If at any time
             ------------------------------------------
during the term of this Agreement the employment of the Employee is terminated involuntarily for any reason without Cause, as heretofore defined, then in such case:

         (i) Within five days after such termination, the Bank shall pay to the Employee (or to her personal representative in case of death), in addition to all accrued and unpaid compensation through the date of such termination, a lump sum amount equal to twelve months' base annual salary as in effect as of the date of such termination.

         (ii) The Bank shall maintain or cause to be maintained in effect for the Employee for a period of twelve months following such termination, at the Bank's sole expense, all group insurance (including life, health, accident and disability insurance) and all other employee benefit plans, programs or arrangements (other than the Bank's retirement plan, the Bank's profit-sharing plan, the Bank's 401K plan, and the Beverly National Corporation Employee Stock Ownership Plan), in which the Employee was participating at any time during the twelve (12) months preceding such termination.

         (iii) The Employee shall not be required to mitigate the amount of any payment provided for in this Section 8(d) by seeking employment or otherwise.

    	In the event that the Employee's participation in any of the foregoing group insurance plans, programs or arrangements contemplated by Subsection (d) hereof is barred by law or otherwise, or in the event that any such insurance plan, program or arrangement is discontinued or the benefits thereunder are materially reduced during such period, the Bank shall provide the Employee with benefits substantially similar to those to which the Employee was entitled immediately prior to the date of her termination of employment. Upon expiration of the period of coverage provided hereunder, the Employee shall be provided with the opportunity to have assigned to her at no cost and with no apportionment of prepaid premiums any assignable insurance owned by the Bank and relating specifically to the Employee.

     9.      Notices.  Notices under this Agreement shall be in writing and
             -------
shall be mailed by registered or certified mail, effective upon receipt, addressed as follows:

    	(a)     To the Company:

           		Beverly National Bank
           		240 Cabot Street
           		Beverly, Massachusetts 01915
           		Attention:  Lawrence M. Smith, President

    	(b)     To the Employee:

           		Ms. Deborah Rosser
           		12 Wedgemere Road
           		Beverly, MA 01915

    	Either party may by notice in writing change the address to which notices to it or her are to be addressed hereunder.

     10.     Arbitration.  Any dispute or controversy, arising under or in
             -----------
connection with this Agreement shall be settled exclusively by arbitration in Boston, Massachusetts, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.

     11.     Miscellaneous.
             -------------

     (a)     Indemnification.  During the period of her employment hereunder,
             ---------------
the Bank agrees to indemnify, and to cause its subsidiaries to indemnify, the Employee in her capacity as an officer of the Bank and each subsidiary, all to the maximum extent permitted under the laws of the Commonwealth of Massachusetts and applicable banking laws and regulations. The provisions of this Section 11(a) shall survive expiration or termination of the Agreement for any reason whatsoever.

     (b)     legal Fees.  The Bank shall pay to the Employee all reasonable
             ----------
legal fees and expenses incurred by her in contesting or disputing any termination of this Agreement or in seeking to obtain or enforce any right or benefit provided by this Agreement, provided that the final resolution of such matter principally is in Employee's favor.

     (c)     Entire Agreement.  This Agreement constitutes the entire
             ----------------
Agreement between the parties and may not be changed except by a writing duly executed and delivered by the Bank and the Employee in the same manner as the Agreement.

     (d)     Governing Law.  This Agreement is governed by and shall be
             -------------
construed in accordance with the laws of the Commonwealth of Massachusetts. Employee agrees that it supersedes in all respects any prior agreement between the Bank and the Employee.

     (e)     Binding Effect; Non-Assignability.  This Agreement shall be
             ---------------------------------
binding upon the Bank and inure to the benefit of the Bank and its successors. Neither this Agreement nor any rights arising hereunder may be assigned or pledged by the Employee during her lifetime. This Agreement shall inure to the benefit of and be enforceable by the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

     (f)     Amendment.  This Agreement may be amended or modified only by
             ---------
a written instrument signed by the Employee and by a duly authorized representative of the Bank.

     (g)     Enforceability.  If any portion or porvision of this Agreement
             --------------
shall to any extent be unenforceable as a result of either a declaration by a court of competent jurisdiction or the operation of applicable banking laws and regulations, then the remainder of the Agreement, or the application of such portion or provisions in circumstances other than those as to which it is so declared illegal or unenforceable, shall not be affected thereby, and each portion and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.


    	IN WITNESS WHEREOF, the parties hereto have executed the within instrument as a sealed document as of the date first above written.

                                         BEVERLY NATIONAL BANK


                                         By:     Lawrence M. Smith
                                                 ------------------
                                                 Its President


Agreed:


/s/
Deborah A. Rosser

                                Exhibit A
                        to Employment Agreement
                  By and Between Beverly National Bank
                         and Deborah A. Rosser
                       dated February 23, 2000


     1. Vacation - The Employee shall be entitled to paid vacation in each calendar year during the term of the Agreement in accordance with the Bank's policy. The Employee shall also be entitled to all paid holidays recognized by the Bank. Unused accrued vacation time is paid on termination.

     2. Pension Plan - The Employee shall be entitled to participate in the Bank's retirement plan, if and to the extent from time to time in effect.

     3. Profit Sharing Plan - The Employee shall be entitled to participate in the Bank's profit sharing plan and its 401(k) plan, if and to the extent from time to time in effect.

     4. Incentive Stock Option Plan - The Employee shall be entitled to participate in any incentive stock option plan of the Company, if and to the extent from time to time in effect.

     5. Employee Stock Ownership Plan - The Employee shall be entitled to participate in the Company's employee stock ownership plan, if and to the extent from time to time in effect.

     6. Insurance - The Employee shall be entitled to participate in all insurance programs and benefits maintained by the Company or the Bank, if and to the extent from time to time in effect, including without limitation life, health, accident, and disability.

9






                        BEVERLY NATIONAL CORPORATION
                              240 Cabot Street
                             Beverly, MA 01915


                                                  February 23, 2000

Mr. Paul J. Germano
10 King George Drive
Londonderry, NH 03053

Dear Mr. Germano:

    	Beverly National Corporation, a Massachusetts corporation ("Corporation"), recognizes that during your tenure as an officer of Beverly National Bank, a wholly-owned subsidiary of the Corporation (the "Bank"), you have contributed to the growth and success of the Bank in significant ways, and that you have developed an intimate knowledge of the business and affairs of the Bank and of its policies, methods and personnel. The Corporation also recognizes that such contributions and knowledge are expected to be of significant benefit to the future growth and success of the Bank and the Corporation.

    	The Board of Directors of the Corporation (the "Board") recognizes that a change in control of the Corporation may occur and that the threat of such a change in control may result in the departure of management personnel to the detriment of the Corporation and its stockholders. The Board has determined that appropriate steps should be taken to reinforce and encourage the continued dedication of members of the Bank's and the Corporation's management, including yourself, to their assigned duties in the face of the potentially disturbing circumstances arising from the possibility of such a change in control. The continued performance of your duties as an officer of the Bank may require your strenuous opposition to such a threatened change in control which, in the judgment of the Board, may not be in the best interests of the Corporation and its stockholders, and your opposition to such a threatened change in control of the Corporation could prevent or inhibit you from effectively continuing your duties as an officer of the Bank should such a change in control occur.


    	In order to induce you to remain in the employ of the Bank and to continue to perform your duties as an officer of the Bank in a manner which is, in your judgment, in the best interests of the Bank, the Corporation hereby agrees to provide you with certain severance benefits in the event your employment with the Bank is terminated subsequent to a change in control (as defined in Section
1 hereof) under the circumstances described below.

     1.      Change in Control.  No benefits shall be payable hereunder
             -----------------
unless there shall have been a change in control as set forth below, and your employment by the Bank shall thereafter have been terminated in accordance with
Section 2 below. For purposes of this Agreement, a "Change in Control" of the Corporation shall mean any of the following:

   		(a) The acquisition of "control" (within the meaning of Section 2(a)(2) of the Bank Holding Company Act of 1956, as amended, or Section 602 of the Change in Bank Control Act of 1978) of the Corporation by any person, company or other entity;

   		(b)     Any "person" (as such term is used in Sections 13(d) and 14(d)(2)
of the Securities Exchange Act of 1934) is or becomes the "beneficial owner"
(as defined in Rule 13d-3 thereunder), directly or indirectly, of securities of the Corporation representing 20% or more of the combined voting power of the
Corporation's then-outstanding securities.

   		(c) Any such person becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing less than 20% of the Corporation's then-outstanding securities, but is determined by a court or regulatory agency with jurisdiction over the matter to possess or to have exercised control over the Corporation;

   		(d)     During any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election or the nomination for election by the Corporation's stockholders of each new director was approved by a vote of at least three-fourths of the directors of the
Corporation then still in office who were directors at the beginning of the period; or

   		(e)     The Corporation sells a majority of its assets, or enters into any transaction in which another entity (other than an insurer of the deposit liabilities of a subsidiary of the Corporation) assumes a majority of the deposit liabilities of any subsidiary of the Corporation.


      2.     Termination Following Change in Control.  You shall be entitled
             ---------------------------------------
to the benefits provided for in Section 3(b) hereof upon the involuntary termination of your employment as an officer of the Bank within twenty-four
(24) months after a Change in Control, unless your employment is terminated (a) because of your death, retirement, or disability or (b) by the Bank for Cause (as hereinafter defined). In the event your employment with the Bank shall be terminated and you shall be entitled to the benefits provided in Section 3 hereof, you may thereafter terminate your employment with the Corporation and continue to be entitled to the benefits provided in Section 3 hereof.

     (a)     Retirement; Disability.
             ----------------------
         (i) Termination by the Bank or you of your employment based on retirement shall mean the mandatory termination of your employment in accordance with the Bank's retirement policy including (at your sole election and as set forth in writing) early retirement, generally applicable to its salaried employees or in accordance with any retirement arrangement established with your consent with respect to you.

         (ii) Termination by the Bank of your employment based on disability shall mean termination because of your inability, as a result of your incapacity due to physical or mental illness, to perform the services required of you as an employee for a period aggregating six months or more within any 12-month period.

     (b)     Cause.  Termination by the Bank of your employment for "Cause"
             -----
shall mean termination upon:

         (i) the willful and continued failure by you to substantially perform your duties (other than any such failure resulting from your incapacity due to physical or mental illness) after a demand for substantial performance is delivered to you by the Board of Directors of the Bank which specifically identifies the manner in which such board believes that you have not substantially performed your duties, or

         (ii) a conviction for criminal misconduct by you which is materially injurious to the Bank monetarily or otherwise.


    	For purposes of this paragraph (b), no act, or failure to act, on your part shall be considered "willful" unless done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interests of the Bank.

    	Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board of Directors of the Bank at a meeting of such board called and held (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before such board), for the purpose of finding that in the good faith opinion of such board you were guilty of conduct set forth above in clauses (i) or (ii) of the first sentence of this paragraph and specifying the particulars thereof in detail.

     (c)     Notice of Termination.  The Corporation agrees that it will cause
             ----------------------
the Bank to promptly furnish you with a written Notice of Termination. Any purported termination by you shall be communicated by written Notice of Termination to the Bank, with a copy to the Corporation. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

     (d)     Date of Termination.  "Date of Termination" shall mean:
             -------------------

         (i) if your employment is terminated for disability, thirty (30) days after Notice of Termination is given,

         (ii) if your employment is terminated by the Bank for Cause, the date specified in the Notice of Termination, and

         (iii) if your employment is terminated for any other reason, the date on which a Notice of Termination is given; provided that if within five (5) days after any Notice of Termination is given the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding and final arbitration award or by a final judgment, order or decree of court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).


     3.      Compensation During Disability or Upon Termination.
             ---------------------------------------------------

     (a) During any period that you fail to perform your duties as a result of incapacity due to physical or mental illness, the Corporation shall pay you, to the extent it is not paid by Bank, an amount equal to your full base salary at the rate then in effect until the Date of Termination. Thereafter, your benefits shall be determined in accordance with the Bank's long-term disability plan then in effect.

     (b) If, within twenty-four (24) months after a Change in Control shall have occurred, your employment by the Bank shall be involuntarily terminated other than for Cause, your death, disability or retirement, then the Corporation shall pay you within five days after the Date of Termination an amount equal to the sum of:

         (i) An amount equal to your full base salary through the Date of Termination at the rate in effect at the time Notice of Termination was given, to the extent Bank does not promptly pay such amount; plus

         (ii) A lump sum amount equal to the product of (A) the average sum of your annual base compensation (salary plus bonus) paid to you by the Bank and includible in your taxable income for the five years preceding a Change in Control multiplied by (B) the number two (2), less one hundred ($100) dollars; plus

         (iii) All legal fees and expenses incurred by you as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided for by this Agreement).

     (c) If your employment shall be terminated for Cause, or for any reason other than as specified in Sections 3(a) and (b) above, the Corporation shall pay you, to the extent it is not paid by Bank, an amount equal to your full base salary through the Date of Termination at the rate in effect at the time Notice of Termination was given and the Corporation shall have no further obligations to you under this Agreement.

     (d) You shall not be required to mitigate the amount of any payment provided for in this Section 3 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Section 3 be reduced by any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

     (e) It is the intention of the parties to this Agreement that no payments by the Corporation to you or for your benefit under this Agreement shall be non-deductible to the Corporation by reason of the operation of
Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, notwithstanding any other provision hereof, if by reason of the operation of said Section 280G, any such payments exceed the amount which can be deducted by the Corporation, the amount of such payments shall be reduced to the maximum which can be deducted by the Corporation. To the extent that payments in excess of the amount which can be deducted by the Corporation have been made to you or for your benefit, they shall be refunded with interest at the applicable rate provided under Section 1274(d) of the Code, or at such other rate as may be required in order that no such payment to you or for your benefit shall be non-deductible pursuant to Section 280G of the Code. Any payments made hereunder which are not deductible by the Corporation as a result of losses which have been carried forward by the Corporation for Federal tax purposes shall not be deemed a non-deductible amount of purposes of this
Section 4(c).

     (f) Notwithstanding any provision hereof to the contrary, no payment hereunder shall be made if it would violate any applicable law, rule or regulation, including without limitation, 12 C.F.R. Part 359, as promulgated by the Federal Deposit Insurance Corporation.

     4.      Successors; Binding Agreement.
             -----------------------------

   		(a)     The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation, by agreement in form and substance satisfactory to you, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place.  Failure of the Corporation to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation from the Corporation in the same amount and on the same terms as you would be entitled to hereunder if you had been involuntarily terminated other than for Cause, or disability within twenty-four (24) months after a Change in Control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.  As used in this Agreement,
"Corporation" shall mean the Corporation as hereinbefore defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 4 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.


    	(b) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees, and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if there be no such designee, to your estate.

     5.      Notices.  All notices and other communications provided for in
             -------
this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, provided that all notices to the Corporation shall be directed to the attention of the Board with a copy to the Chairman of the Board, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

     6.      Miscellaneous.  No provision of this Agreement may be modified,
             -------------
waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other or failure to comply with any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the Commonwealth of Massachusetts. This Agreement is made under seal.

     7.      Validity.  The invalidity or unenforceability of any provision
             --------
of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     8.      Counterparts.  This Agreement may be executed in several
             ------------
counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     9.      Arbitration.  Any dispute or controversy arising under or in
             -----------
connection with this Agreement shall be settled exclusively by arbitration in Boston, Massachusetts, in accordance with the rules of the American Arbitration Association then in effect. Notwithstanding the pendency of any such dispute or controversy, the Corporation will pay you promptly an amount equal to your full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary) and provide you with all compensation, benefits and insurance plans in which you were participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with Section 2(d) hereof, to the extent Bank does not make such payments or continue such benefits. Amounts paid under this Section 9 are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     10.     Election of Benefits.  An election by you to resign after a
             --------------------
Change in Control will not constitute a breach by you of any employment agreement between the Corporation (or the Bank or any subsidiary thereof) and you and will not be deemed a voluntary termination of employment by you for the purpose of interpreting the provisions of any benefit plans, programs or policies. Nothing in this Agreement will be construed to limit your rights under any employment agreement you may then have with the Corporation (or the Bank or any subsidiary thereof), provided, however, that if you become entitled to compensation under Section 3 hereof following a Change in Control, you may elect either to receive the severance payment provided in Section 3 or such termination benefits as you may have under any such employment agreement, but may not elect to receive both.

   	If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign and return to the Corporation the enclosed copy of this letter which will then constitute our agreement on this subject.


                                          BEVERLY NATIONAL CORPORATION


                                          By:  Lawrence M. Smith
                                               -----------------
                                               Its:  President

Agreed:


/s/
Paul J. Germano




8









                            EMPLOYMENT AGREEMENT
                            --------------------

     	AGREEMENT made and entered into as of the 23rd day of February, 2000 by and between Beverly National Bank, a national banking association having its principal place of business in Beverly, Massachusetts ("Bank"), and Paul J. Germano (the "Employee").

                       W I T N E S S E T H  T H A T:

    	WHEREAS the Employee is currently employed by the Bank and has been employed by the Bank since June 9, 1980; and

    	WHEREAS the Bank desires to employ the Employee in an executive capacity in the conduct of its business; and

    	WHEREAS the Employee desires to be so employed.

    	NOW, THEREFORE, in consideration of the mutual promises and covenants herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1.      Term.  The Bank hereby employs the Employee and the Employee
             ----
hereby accepts employment by the Bank for a period of two (2) years beginning January 1, 2000 (the "Effective Date"), subject to the provisions of Section 7 hereof. As of each anniversary (an "Extension Date") of the Effective Date or any previous Extension Date hereof, this Agreement shall be deemed automatically to be extended, unless either party by written notice to the other given at least one (1) month prior to the Extension Date notifies the other party of its intention not to extend the same. As extended the term of the Agreement shall be for a period of two (2) years beginning on the Extension Date and expiring two (2) years thereafter. In the event that notice not to extend is given by either party, this Agreement shall terminate on the last day of the year beginning on the Extension Date. Notwithstanding the foregoing provisions of this Section 1, this Agreement shall terminate in any event upon the Employee's attainment of age sixty-five (65).

     2.      Capacity.
             --------

     (a) At all times during the term hereof, the Bank shall employ the Employee as its Vice President and Cashier. In such capacity, the Employee shall be assigned only such duties and tasks as are appropriate for a person in such position and he shall be subject to the supervision of the President of the Bank. The Bank shall employ the Employee on a full-time basis, and (subject to the last sentence of this paragraph) the Employee shall devote his full time and professional efforts to the performance of his duties. It is the intention of the Bank and the Employee that the Employee shall have full discretionary authority of a Vice President and Cashier of the Bank. The Bank encourages participation by the Employee on community boards and committees and in activities generally considered to be in the public interest, but the Bank shall have the right to approve the Employee's participation on such other boards and committees as may conflict with the Bank's own business or demands upon the Employee's time.

     (b) During the period of his employment by the Bank hereunder, the Employee agrees to serve as Clerk of Beverly National Corporation (the "Company") without additional compensation, except for reimbursement for all reasonable out-of-pocket expenses.

     3.      Compensation and Benefits.
             -------------------------

     (a)     Base Compensation.  The Bank shall pay to the Employee in equal
             -----------------
monthly installments a base annual salary in the amount of $93,300.00. The base annual salary of the Employee shall be adjusted upward from time to time in the sole discretion of the Bank, in which case such increased amount shall thereafter constitute the Employee's base annual salary. It is the intention of the Bank to compensate the Employee at a level at least comparable to the compensation of persons employed in the position of Vice President and Cashier of banks engaged in New England in activities substantially similar to those of the Bank and having approximately the same assets as the Bank.

     (b)     Fringe Benefits.  At all times during the term of this
             ---------------
Agreement, the Bank shall provide or cause to be provided to the Employee the fringe benefits as set forth on Exhibit A to this Agreement. The Employee shall maintain adequate records of all reimbursable expenses necessary to satisfy reporting requirements of the Internal Revenue Code and applicable Treasury regulations.

     4.      Non-Competition.  At all times during which the Employee is
             ---------------
employed by the Bank under this Agreement and for a period of one (1) year thereafter, the Employee shall not, directly or indirectly, as an employee of any person or entity (whether or not engaged in business for profit), individual proprietor, partner, stockholder, director, officer, joint venturer, investor, lender or in any other capacity whatever (otherwise than as holder of less than ten (10) percent of any securities publicly traded in the market) compete within (i) the City of Beverly, Massachusetts, the Town of Hamilton, Massachusetts, the Town of Topsfield, Massachusetts, and the Town of Manchester By The Sea, Massachusetts, or (ii) municipalities contiguous to the City of Beverly, Massachusetts, the Town of Hamilton, Massachusetts, the Town of Topsfield, Massachusetts, and the Town of Manchester By The Sea, Massachusetts, or (iii) any other Cities or Towns in which the Bank may locate during the term of this Agreement, with the business of the Company or any of its subsidiaries, as such business are constituted at any time during the term of this Agreement. For purposes of this Section 4, the Employee's ownership of or employment by an institution doing business in Beverly, Massachusetts, Hamilton, Massachusetts, Topsfield, Massachusetts and Manchester By The Sea, Massachusetts, in municipalities contiguous to Beverly, Hamilton, Topsfield, or Manchester By The Sea, or in such other Cities or Towns, but having its principal place of business elsewhere, shall not constitute competition hereunder so long as the Employee does not solicit business in Beverly, Hamilton, Topsfield, or Manchester By The Sea, in such contiguous municipalities, or in such other Cities or Towns, as the case may be.

     5.      No Solicitation of Employees.  At all times during which the
             ----------------------------
Employee is employed under this Agreement and for a period of one (1) year thereafter, the Employee shall not, directly or indirectly, employ, attempt to employ, recruit or otherwise solicit, induce or influence to leave his employment any employee of the Bank.

     6.      No Disclosure of Information.  The Employee shall not at any
             ----------------------------
time divulge, use, furnish, disclose or make accessible to anyone other than the Bank or any of its subsidiaries any knowledge or information with respect to confidential or secret data, procedures or techniques of the Bank, provided, however, that nothing in this Section 6 shall prevent the disclosure by the Employee of any such information which at any time comes into the public domain other than as a result of the violation of the terms of this Section 6 by the Employee.

     7.      Termination of Employment.  The employment of the Employee shall
             -------------------------
terminate on the earliest to occur of the following dates:

     (a)     The expiration of the term hereof, as from time to time extended;

     (b) The Employee's resignation from the Bank or the death or disability of the Employee (the Employee being deemed to be disabled if he has been unable for one hundred eighty (180) consecutive days to render services required to be rendered by him during the term hereof);

     (c) At the election of the Bank, for Cause, as hereinafter defined, after ten (10) days prior written notice of the basis thereof to the Employee if during such period the Employee shall not have cured the basis therefor. For purposes of this Agreement, the Bank shall be deemed to have "Cause" to terminate the employment of the Employee under this Agreement only if:

          (i) The Employee refuses or fails to substantially perform or discharge the duties or responsibilities reasonably assigned by the President of the Bank (other than any such refusal or failure resulting from the Employee's incapacity due to physical or mental illness), provided the assigned responsibilities are not illegal, unethical or inconsistent with the Employee's responsibilities after a demand for substantial performance is delivered to Employee by the President which specifically identifies the manner in which such officer believes that Employee has not substantially performed such duties, making reference to this provision of the Agreement;

          (ii) The Employee is grossly negligent in the performance of his duties;

          (iii) The Employee breaches his fiduciary duty to the Bank or any affiliate of the Bank, or breaches the terms of this Agreement or any other agreements with the Bank or any affiliates of the Bank;

          (iv) The Employee is convicted by a court of competent jurisdiction of a felony or of any criminal offense involving dishonesty or breach of trust;

          (v) The Employee commits an act of fraud materially evidencing bad faith toward the Bank;

          (vi) The Employee engages in misconduct which is materially injurious to the Bank. Such misconduct may include sexual harassment, domestic violence, public intoxication or being under the influence of controlled substances. Misconduct materially injurious to the Bank shall mean misconduct which materially and adversely affects the Bank's business, reputation, or standing in the community. Such material adverse affect may result from non-monetary injury as well as from monetary injury, such as from adverse publicity towards the Bank.

     8.      Payments Upon Termination of Employment.
             ---------------------------------------

     (a)     Payments Upon Death.  If at any time while he is employed
             -------------------
hereunder the Employee shall die, in addition to all other benefits to which he or his personal representatives may be entitled, the Bank shall pay to his designated beneficiary or, if no such beneficiary exists, to his estate, for a period of three (3) months following the Employee's death, such amounts of base annual salary as the Employee would have been entitled to receive during said period (and at the times he would have been entitled to receive them) had he remained alive.

     (b)     Payments Upon Disability.  If at any time during the term of
             ------------------------
this Agreement, in the opinion of a physician mutually agreeable to the Bank and the Employee, the Employee shall be determined to be unable to render services hereunder due to physical or mental illness or accident, in addition to all other benefits to which he or his personal representatives may be entitled, the Employee shall be entitled to receive all benefits payable to him under the Bank's long-term disability income plan.

     (c)     Payments Upon Expiration of Term Without Renewal.  In the event
             ------------------------------------------------
that the term of this Agreement shall expire without renewal, the Employee shall be entitled to receive compensation through the date of expiration. This Agreement does not limit Employee's right to benefits under all plans and programs of the Bank in which he participates, including, without limitation, pension, profit sharing, 401(k), and employee stock option plans.

     (d)     Payment Upon Other Involuntary Termination.  If at any time
             ------------------------------------------
during the term of this Agreement the employment of the Employee is terminated involuntarily for any reason without Cause, as heretofore defined, then in such case:

          (i) Within five days after such termination, the Bank shall pay to the Employee (or to his personal representative in case of death), in addition to all accrued and unpaid compensation through the date of such termination, a lump sum amount equal to twelve months' base annual salary as in effect as of the date of such termination.

          (ii) The Bank shall maintain or cause to be maintained in effect for the Employee for a period of twelve months following such termination, at the Bank's sole expense, all group insurance (including life, health, accident and disability insurance) and all other employee benefit plans, programs or arrangements (other than the Bank's retirement plan, the Bank's profit-sharing plan, the Bank's 401K plan, and the Beverly National Corporation Employee Stock Ownership Plan), in which the Employee was participating at any time during the twelve (12) months preceding such termination.

          (iii) The Employee shall not be required to mitigate the amount of any payment provided for in this Section 8(d) by seeking employment or otherwise.

    	In the event that the Employee's participation in any of the foregoing group insurance plans, programs or arrangements contemplated by Subsection (d) hereof is barred by law or otherwise, or in the event that any such insurance plan, program or arrangement is discontinued or the benefits thereunder are materially reduced during such period, the Bank shall provide the Employee with benefits substantially similar to those to which the Employee was entitled immediately prior to the date of his termination of employment. Upon expiration of the period of coverage provided hereunder, the Employee shall be provided with the opportunity to have assigned to him at no cost and with no apportionment of prepaid premiums any assignable insurance owned by the Bank and relating specifically to the Employee.

     9.      Notices.  Notices under this Agreement shall be in writing and
             -------
shall be mailed by registered or certified mail, effective upon receipt, addressed as follows:

     (a)     To the Company:

             Beverly National Bank
             240 Cabot Street
             Beverly, Massachusetts 01915
             Attention:  Lawrence M. Smith, President

     (b)     To the Employee:

             Mr. Paul J. Germano
             10 King George Drive
             Londonderry, NH 03053

     Either party may by notice in writing change the address to which notices to it or him are to be addressed hereunder.

     10.     Arbitration.  Any dispute or controversy, arising under or in
             -----------
connection with this Agreement shall be settled exclusively by arbitration in Boston, Massachusetts, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.

     11.     Miscellaneous.
             -------------

     (a)     Indemnification.  During the period of his employment hereunder,
             ---------------
the Bank agrees to indemnify, and to cause its subsidiaries to indemnify, the Employee in his capacity as an officer of the Bank and each subsidiary, all to the maximum extent permitted under the laws of the Commonwealth of Massachusetts and applicable banking laws and regulations. The provisions of this Section 11(a) shall survive expiration or termination of the Agreement for any reason whatsoever.

     (b)     Legal Fees.  The Bank shall pay to the Employee all reasonable
             ----------
legal fees and expenses incurred by him in contesting or disputing any termination of this Agreement or in seeking to obtain or enforce any right or benefit provided by this Agreement, provided that the final resolution of such matter principally is in Employee's favor.

     (c)     Entire Agreement.  This Agreement constitutes the entire Agreement
             ----------------
between the parties and may not be changed except by a writing duly executed and delivered by the Bank and the Employee in the same manner as the Agreement.

     (d)     Governing Law.  This Agreement is governed by and shall be
             -------------
construed in accordance with the laws of the Commonwealth of Massachusetts. Employee agrees that it supersedes in all respects any prior agreement between the Bank and the Employee.

     (e)     Binding Effect; Non-Assignability.  This Agreement shall be
             ---------------------------------
binding upon the Bank and inure to the benefit of the Bank and its successors. Neither this Agreement nor any rights arising hereunder may be assigned or pledged by the Employee during his lifetime. This Agreement shall inure to the benefit of and be enforceable by the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

     (f)     Amendment.  This Agreement may be amended or modified only by a
             ---------
written instrument signed by the Employee and by a duly authorized representative of the Bank.

     (g)     Enforceability.  If any portion or provision of this Agreement
             --------------
shall to any extent be unenforceable as a result of either a declaration by a court of competent jurisdiction or the operation of applicable banking laws and regulations, then the remainder of the Agreement, or the application of such portion or provisions in circumstances other than those as to which it is so declared illegal or unenforceable, shall not be affected thereby, and each portion and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.


    	IN WITNESS WHEREOF, the parties hereto have executed the within instrument as a sealed document as of the date first above written.

                                         BEVERLY NATIONAL BANK


                                         By:  Lawrence M. SMith
                                             -------------------
                                              Its President


Agreed:


/s/
Paul J. Germano

                                 Exhibit A
                         to Employment Agreement
                   By and Between Beverly National Bank
                           and Paul J. Germano
                         dated February 23, 2000


     1. Vacation - The Employee shall be entitled to paid vacation in each calendar year during the term of the Agreement in accordance with the Bank's policy. The Employee shall also be entitled to all paid holidays recognized by the Bank. Unused accrued vacation time is paid on termination.

     2. Pension Plan - The Employee shall be entitled to participate in the Bank's retirement plan, if and to the extent from time to time in effect.

     3. Profit Sharing Plan - The Employee shall be entitled to participate in the Bank's profit sharing plan and its 401(k) plan, if and to the extent from time to time in effect.

     4. Incentive Stock Option Plan - The Employee shall be entitled to participate in any incentive stock option plan of the Company, if and to the extent from time to time in effect.

     5. Employee Stock Ownership Plan - The Employee shall be entitled to participate in the Company's employee stock ownership plan, if and to the extent from time to time in effect.

     6. Insurance - The Employee shall be entitled to participate in all insurance programs and benefits maintained by the Company or the Bank, if and to the extent from time to time in effect, including without limitation life, health, accident, and disability.

	9






                        BEVERLY NATIONAL CORPORATION

                                 NOTICE OF
                       ANNUAL MEETING OF SHAREHOLDERS

                              MARCH 28, 2000
                       ------------------------------

     NOTICE IS HEREBY GIVEN that the 2000 Annual Meeting of Shareholders of Beverly National Corporation ("Corporation") will be held at the main office of the Corporation at 240 Cabot Street, Beverly, Massachusetts, on March 28, 2000 at 3 o'clock P.M., for the purpose of considering and voting upon the following matters:

     (1) Fixing the number of directors who shall constitued the full Board of Directors at ten.

     (2) Election as director of the individuals listed as nominees in the Proxy Statement accompanying this notice of meeting, who, together with the directors whose terms of office do not expire at this meeting, will constitute the full Board of Directors.

     (3) Such other matters as may properly be brought before the meeting and any adjournment thereof.

     The record date and hour for the determining shareholders entitled to notice of, and to vote at, this meeting has been fixed at 5 o'clock P.M., Feburary 23, 2000.


                                          By Order of the Board of Directors.



                                          Paul J. Germano, Clerk

February 23, 2000

-------------------------------------------------------------------------------
         PLEASE SIGN THE ENCLOSED FORM OF PROXY AND RETURN IT PROMPTLY
IN THE ENVELOPE PROVIDED FOR THAT PURPOSE.  YOU MAY NEVERTHELESS VOTE IN PERSON
                          IF YOU DO ATTEND THE MEETING.
-------------------------------------------------------------------------------

                        BEVERLY NATIONAL CORPORATION

                              PROXY STATEMENT

                    2000 ANNUAL MEETING OF SHAREHOLDERS

                              MARCH 28, 2000



   	 The following information is furnished in connection with the solicitation of proxies by the management of Beverly National Corporation ("Corporation"), whose principal executive office is located at 240 Cabot Street, Beverly, Massachusetts (telephone: 978-922-2100) for use at the 2000 Annual Meeting of Shareholders of the Corporation to be held on March 28, 2000.

    	As of February 23, 2000, 1,581,294 shares of common stock, $2.50 par value ("Common Stock"), of the Corporation were outstanding and entitled to be voted.

    	The record date and hour for determining shareholders entitled to vote has been fixed at 5 o'clock P.M., February 23, 2000. Only shareholders of record at such time will be entitled to notice of, and to vote at the meeting. Shareholders are urged to sign the enclosed form of proxy solicited on behalf of the management of the Corporation and return it at once in the envelope enclosed for that purpose. Proxies will be voted in accordance with the shareholder's directions. If no directions are given, proxies will be voted to fix the number of directors at ten, and to elect the nominees listed below.

    	The affirmative vote of the holders of a majority of the Common Stock of the Corporation present or represented and voting at the meeting is required to fix the number of directors at ten. The affirmative vote of a plurality of the votes cast by shareholders is required to elect directors.

    	The 1999 Annual Report of the Corporation containing financial statements for 1999 is being mailed to shareholders with the mailing of this Notice and Proxy Statement.

    	The cost of the solicitation of proxies is being paid by the Corporation. The Proxy Statement will be mailed to shareholders of the Corporation on or about February 25, 2000.


                   DETERMINATION OF NUMBER OF DIRECTORS
                         AND ELECTION OF DIRECTORS
                         -------------------------

    	The persons named as proxies intend to vote to fix the number of directors for the ensuing year at ten and vote for the election of the individuals named below as nominees for election as director, to hold office until the 2003 annual meeting as described below. If any nominee should not be available for election at the time of the meeting, the persons named as proxies may vote for another person in their discretion or may vote to fix the number of directors at less than ten. The management does not anticipate that any nominee will be unavailable.

    	The By-Laws of the Corporation provide in substance that the Board of Directors shall be divided into three classes as nearly equal in number as possible, and that the term of office of one class shall expire and a successor class be elected at each annual meeting of the shareholders.

    	The present number of directors is ten. It is proposed by the Board that at the meeting, the number of directors who shall constitute the full Board of Directors until the next annual meeting be fixed at ten, and the four nominees, Mr. Fisher, Mrs. Griffin, Mr. Luscinski and Mr. Wiltshire be elected to serve until 2003, as listed below.

    	Opposite the name of the nominees for election at this meeting and each director continuing in office in the following tables are shown: (1) the number of shares of stock of the Corporation owned beneficially by the individual, including exercisable stock options; (2) the date on which the individual's term of office as director began; (3) the term of office for which the individual will serve; and (4) the individual's current principal occupation or employment.


                       Nominees For Election at This Meeting
                       -------------------------------------

                     Shares of           On Board of
                     Stock Owned         Directors of
                     Beneficially        the Corporation
                     as of               or Its           Term
                     February 23, 2000   Predecessor      of       Principal
Name                 (1)(2)              Since            Office   Occupation
----                 -----------------   ---------------  ------   ----------

John N. Fisher           17,510               1989         2003     President,
                                                                    Fisher &
                                                                    George
                                                                    Electrical
                                                                    Co., Inc.

Alice B. Griffin         12,854               1992         2003     Consultant

Robert W. Luscinski         600               1999         2003     Certified
                                                                    Public
                                                                    Accountant

James D. Wiltshire       11,480               1993         2003     Consultant




                            Directors Continuing in Office
                            ------------------------------

                    Shares of           On Board of
                    Stock Owned         Directors of
                    Beneficially        the Corporation
                    As of               or Its          Term
                    February 23, 2000   Predecessor     of       Principal
Name                (1)(2)              Since           Office   Occupation
----                ------------------  --------------- ------   ----------

Richard H. Booth        11,680               1993        2001   Stockbroker
                                                                - Retired

Neiland J. Douglas, Jr. 18,952               1977        2002    President,
                                                                 Morgan &
                                                                 Douglas
                                                                 Planning and
                                                                 Research

Mark B. Glovsky, Esq.   3,380                1996        2002    Attorney,
                                                                 Partner of
                                                                 the Law Firm
                                                                 of Glovsky &
                                                                 Glovsky

John L. Good, III      15,892                1987        2001    Vice President
                                                                 Community
                                                                 Relations
                                                                 Development -
                                                                 NE Health
                                                                 Systems, Inc.

Clark R. Smith         8,866                 1994        2001    Attorney,
                                                                 Family
                                                                 Foundation

Lawrence M. Smith     87,210                 1981        2002    President &
                                                                 Chief Execu-
                                                                 tive Officer
                                                                 Beverly
                                                                 National Cor-
                                                                 poration and
                                                                 Beverly
                                                                 National Bank

NOTE
----

(1) Beneficial ownership of stock for the purpose of this statement includes securities owned by the spouse and minor children and any relative with the same address. Certain directors may disclaim beneficial ownership of certain of the shares listed beside their names.

(2) Includes stock options to purchase shares which were exercisable as of February 23, 2000 or within 60 days thereafter, as listed: Richard H. Booth, 4,080; Neiland J. Douglas, Jr., 14,760; John N. Fisher, 10,380; Mark B. Glovsky, 2,880; John L. Good, III, 14,760; Alice B. Griffin, 3,180; Clark R. Smith; 2,880; Lawrence M. Smith, 80,000; and James D. Wiltshire, 9,480.


                               OTHER MATTERS
                               -------------

    	The management knows of no business which will be presented for consideration at the meeting other than that set forth in this Proxy Statement. However, if any such business comes before the meeting, the persons named as proxies will vote thereon according to their best judgment.

                                          By Order of the Board of Directors.


                                          Lawrence M. Smith
                                          President


Beverly, Massachusetts
February 23, 2000

                       BEVERLY NATIONAL CORPORATION
               PROXY FOR ANNUAL MEETING OF SHAREHOLDERES

                              MARCH 28, 2000

     KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned shareholder of BEVERLY NATIONAL CORPORATION hereby nominates, constituted and appoints Richard
F. Mooney and Kevin M. Dalton, Esq. and each of them (with full power to act alone), true and lawful attorneys, agents and proxies, with power of substitution to each, to attend the 2000 Annual Meeting of the Shareholders of said Corporation to be held at the main office of the Corporation, 240 Cabot Street, Beverly, Massachusetts, on March 28, 2000 at 3 o'clock P.M., and any adjournments thereof, and thereat to vote or otherwise act in respect of all the shares of capital stock of said Corporation that the undersigned shall be entitled to vote, with all powers the undersigned would possess if personally present, upon the following matters:


                                                   FOR    AGAINST  ABSTAIN

A.   1.  Fixing the number of directors who
         shall consituted the full Board of
         Directors at ten.                        (   )    (   )    (   )

     2.  Election as directors of the individuals
         listed as nominees in the Proxy Statement
         accompanying this Proxy, who, together
         with the directors whose terms of office
         do not expire at this meeting, will
         constitute the full Board of Directors.  (   )    (   )    (   )

     3.  Whatever other business may be brought
         before said meeting or any adjournment
         thereof.                                 (   )    (   )    (   )

B. IF ANY OF THE INDIVIDUALS LISTED AS A NOMINEE FOR DIRECTOR IN THE PROXY STATEMENT DATED FEBRUARY 23, 2000 AND THE ACCOMPANYING NOTICE OF SAID MEETING IS UNAVAILABLE AS A CANDIDATE OR ANY OTHER NOMINATION IS MADE OR IF ANY OTHER BUSINESS IS PRESENTED AT SAID MEETING, THIS PROXY SHALL BE VOTED IN ACCORDANCE WITH THE JUDEMENT OF THE PERSON OR PERSONS ACTING HEREUNDER UNLESS EITHER "AGAINST" OR "ABSTAIN" IS INDICATED IN RESPONSE TO ITEM A.3 ABOVE.

     THIS PROXY IS SOLICITED ON BEHALF OF MANAGEMENT.


     Dated:  February 23, 2000

                                                   ----------------------------
                                                    (Signature of Shareholder)


                                                   ----------------------------
                                                    (Signature of Shareholder)

When acting as attorney, executor,
administrator, trustee or guardian,
please give full title.  If more than              No. of Shares:
one trustee, all should sign.                                      ----------