Form 10QSB
period 2000-03-31
BEVERLY NATIONAL CORP
filed 2000-05-12
CIK 742275

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended       March 31, 2000
                              ----------------------------
                               OR

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

             		    Yes      X                No
             		       -------------            --------------


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2000. 1,628,774 shares
                                 -------------------

Transitional small business disclosure format           Yes
                                                           -------
                                                        No    X
                                                           -------

                   	   BEVERLY NATIONAL CORPORATION

                                 INDEX


PART I. FINANCIAL INFORMATION                                    PAGE

Item 1.

      Financial Statements (Unaudited)

      Consolidated Balance Sheets at
      March 31, 2000 and December 31, 1999 . . . . . . . . . . . . 3-4

      Consolidated Statements of Income for the Three Months
      Ended March 31, 2000 and 1999  . . . . . . . . . . . . . . . 5-6

      Consolidated Statements of Cash Flow for the
      Three Months Ended March 31, 2000 and 1999 . . . . . . . . . 7-9

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

Item 6.
      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 18

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . 17

              BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                                           March 31,    December 31,
                                             2000          1999
                                         ------------   ------------
                    ASSETS
Cash and due from banks                  $ 11,924,759   $ 11,978,530

Federal funds sold                          8,100,000      4,400,000

Investments in available-for-sale
  securities (at fair value)               31,888,862     30,017,299
Investments in held-to-maturity
  securities                               17,077,993     17,078,037
Federal Reserve Bank stock, at cost            97,500         97,500
Federal Home Loan Bank stock, at cost         636,200        636,200

Loans:
  Commercial                               26,808,703     25,018,277
  Real estate-construction and land
     development                            7,980,630      6,278,275
  Real estate-residential                  57,882,420     56,478,166
  Real estate-commercial                   49,574,088     48,546,154
  Consumer                                  6,793,074      8,238,379
  Municpal                                  3,460,135      3,476,578
  Other                                       279,672        741,139
  Allowence for loan losses                (2,115,813)    (2,132,386)
  Deferred loan costs, net                    221,390        208,996
  Unearned income                                   0              0
                                         ------------   ------------
     Net loans                            150,884,299    146,853,578

Mortgages held for sale                       251,699      1,349,314
Premises and equipment,net                  5,240,807      5,135,817
Accrued interest receivable                 1,623,139      1,268,741
Other assets                                2,552,549      2,622,638
                                         ------------   ------------
                                         $230,277,807   $221,437,654
                                         ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing                    $ 44,090,717   $ 44,806,770
  Interest bearing
    Regular savings                        49,455,017     48,681,293
    NOW accounts                           38,348,545     36,109,984
    Money market accounts                  19,711,702     19,833,062
    Time deposits                          56,322,773     49,797,604
                                         ------------   ------------
                                          207,928,754    199,228,713

Other liabilities                           1,895,056      1,990,662
                                         ------------   ------------
     Total liabilities                    209,823,810    201,219,375
                                         ------------   ------------

Stockholders' equity:
Preferred stock, $2.50 par value per
  share; 300,000 shares authorized;
  issued and outstanding none
Common stock, $2.50 par value per share;
  2,500,000 shares authorized issued
  1,627,718 as of March 31, 2000 and
  1,622,018 as of December 31, 1999;
  outstanding 1,581,594 shares as of
  March 31, 2000 and 1,575,894 shares
  as of December 31, 1999.                  4,069,295      4,055,045
Paid-in capital                             2,594,850      2,572,740
Retained earnings                          14,606,164     14,349,652
Treasury stock, at cost (46,124 shares
  as of March 31, 2000 and December 31,
  1999)                                      (427,467)      (427,467)
Accumulated other comprehensive loss         (388,845)      (331,691)
                                         ------------   ------------
     Total stockholders' equity            20,453,997     20,218,279
                                         ------------   ------------
                                         $230,277,807   $221,437,654
                                         ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

               BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                         Three Months Ended March 31,
                                             2000            1999
                                         ------------   ------------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans             $  3,215,009   $  2,908,702
  Interest and dividends on Investment
    Securities:
      Taxable                                 721,778        675,905
      Tax-exempt                                7,477          8,717
      Dividends on marketable equity
        securities                                  0              0
  Other interest                               65,889        126,015
                                         ------------   ------------
      Total interest and dividend income    4,010,153      3,719,339
                                         ------------   ------------
INTEREST EXPENSE:
  Interest on deposits                      1,305,008      1,317,222
  Interest on borrowings                        2,699         12,604
                                         ------------   ------------
      Total interest expense                1,307,707      1,329,826
                                         ------------   ------------
Net interest and dividend income            2,702,446      2,389,513
Provision for loan losses                           0              0
                                         ------------   ------------
Net interest and dividend income after
  provision for loan losses                 2,702,446      2,389,513
                                         ------------   ------------
NONINTEREST INCOME:
  Income from fiduciary activities            374,640        322,347
  Service charges on deposit accounts          88,688         91,137
  Other deposit fees                           56,110         47,847
  Other income                                122,755        105,983
                                         ------------   ------------
      Total noninterest income                642,193        567,314
                                         ------------   ------------

NONINTEREST EXPENSE:
  Salaries and employee benefits            1,413,048      1,332,180
  Occupancy expense                           255,766        218,137
  Equipment expense                           153,576        108,494
  Data processing fees                        101,226         93,339
  Professional fees                            76,864        109,482
  Stationery and supplies                      62,748         57,164
  Other expense                               475,109        445,960
                                         ------------   ------------
      Total noninterest expense             2,538,337      2,364,756
                                         ------------   ------------
      Income before income taxes              806,302        592,071
Income taxes                                  313,000        230,500
                                         ------------   ------------
      Net income                         $    493,302   $    361,571
                                         ============   ============

Earnings per share;
Primary shares outstanding                  1,579,751      1,555,400
                                         ============   ============
Diluted shares outstanding                  1,722,842      1,742,771
                                         ============   ============
Net income per share-Primary             $        .31   $        .23
Net income per share-Diluted             $        .29   $        .21
Dividends per share                      $        .15   $        .14

The accompanying notes are an integral part of these consolidated financial statements.

                BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months ended March 31, 2000 and 1999
                                  (Unaudited)

                                              2000          1999
                                            -----------   -----------
Cash flows from operating activities:
  Interest received                         $ 4,032,247   $ 3,440,770
  Service charges and other income              642,193       558,594
  Interest Paid                              (1,607,143)   (1,331,638)
  Cash paid to suppliers and employees       (2,382,770)   (2,524,484)
  Income taxes paid                            (337,955)     (111,351)
                                            -----------   -----------
  Net cash provided by operating activities     346,572        31,891
                                            -----------   -----------
Cash flows from investing activities:
  Proceeds from maturities of investment
    securities held-to-maturity                   2,753     3,042,000
  Proceeds from maturities of investment
    securities available-for-sale             1,030,683     6,387,721
  Purchases of investment securities
    held-to-maturity                                  0             0
  Puschases of investment securities
    available-for-sale                       (2,953,601)   (7,953,993)
  Net (increase) decrease in loans           (2,576,968)      516,862
  Net (increase) decrease in mortgages
    held-for-sale                              (374,800)   (1,582,210)
  Capital expenditures                         (284,387)     (313,016)
  Recoveries of previously charged off loans     18,662        21,902
  (Increase) decrease in other assets           (90,744)     (283,268)
  Increase (decrease) in other liabilities       28,448      (406,734)
                                            -----------   -----------
  Net cash provided by (used in) investing
    activities                               (5,199,954)     (570,736)
                                            -----------   -----------

Cash flows from financing activities:
  Net increase (decrease) in demand
    deposits, NOW, Money market &
    savings accounts                          2,174,872    (1,797,434)
  Net increase (decrease) in time deposits    6,525,169       361,999
  Issued common stock                            36,360        11,684
  Dividends paid                               (236,790)     (218,914)
                                            -----------   -----------
  Net cash provided by (used in) financing
    activities                                8,499,611    (1,642,665)
                                            -----------   -----------
  Net increase (decrease) in cash and
    cash equivalents                          3,646,229    (2,181,510)
  Cash & cash equivalents beginning of year  16,378,530    25,471,822
                                            -----------   -----------
  Cash & cash equivalents at March 31:      $20,024,759   $23,290,312
                                            ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 2000 and 1999
                                 (Unaudited)
                                 (Continued)

Reconciliation of net income to net cash provided by operating activities:
                                               2000           1999
                                            -----------   ------------
  Net income                                $   493,302   $    361,571
                                            -----------   ------------
  Depreciation expense                          179,397        116,750
  Amortization expense of investment
    securities                                      366          6,276
  Accretion income of investment securities      (8,874)        (5,013)
  Change in prepaid interest                          0          5,572
  Provision for loan losses                           0              0
  Increase (decrease) in taxes payable          (24,955)       119,149
  (Increase) decrease in interest receivable   (354,398)      (295,255)
  Increase (decrease) in interest payable        54,963         (7,384)
  Increase (decrease) in accrued expenses      (154,062)      (231,893)
  Net (gain) loss on sale of mortgages                0         (8,720)
  Change in deferred loan fees                   30,601         15,423
  Change in prepaid expenses                    130,232        (44,585)
                                            -----------   ------------
  Total adjustments                            (146,730)      (329,680)
                                            -----------   ------------
  Net cash provided by operating activities $   346,572   $     31,891
                                            ===========   ============
Non-cash investing activities:

  Mortgages held-for-sale transferred
    to loans                                $ 1,472,415   $          0

                          BEVERLY NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                 (Unaudited)

1.   BASIS OF PRESENTATION

    	The interim consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments
	    which are necessary, to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results
	    of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 2000.


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


Summary
-------

The Corporation's net income for the three months ended March 31, 2000, was $493,302 as compared to $361,571 for the three month period ended March 31, 1999. This represents an increase of $131,731 or 36.4%. Primary earnings per share totaled $.31 for the three months ended March 31, 2000, as compared to earnings per share of $.23 for the three months ended March 31, 1999.
On a fully diluted basis, earnings per share for the first quarter of 2000 amounted to $.29 as compared with $.21 for the same period in 1999. As a result of the increase in earnings during first quarter of 2000, the Corporation declared and paid a quarterly dividend of $.15 per share as compared with $.14 per share during the first quarter of 1999.

During the first calendar quarter of 2000, the Bank's total assets grew by $8,840,153 or nearly 4.0% and amounted to $230,277,807 at March 31, 2000.
Most of the growth was in the loan portfolio and in federal funds sold. Net loans grew $4,030,721 or 2.7% and federal funds sold grew $3,700,000 or 84.1% during the first quarter of 2000. Deposits also grew by $8,700,041 or 4.4% during the first calendar quarter of 2000. As a result, total deposits increased from $199,228,713 at December 31,1999 to $207,928,754 at March 31,
2000. While interest bearing deposits grew, non-interest bearing deposits contracted slightly from $44,806,770 at December 31, 1999 to $44,090,717 at March 31, 2000.

                       THREE MONTHS ENDED MARCH 31, 2000
                AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net Interest Income
-------------------

Net interest and dividend income for the three months ended March 31, 2000, totaled $2,702,446 as compared to $2,389,513 for the time period in 1999.
This increase was $312,933 or 13.1%. Total interest and dividend income equaled $4,010,153 for the three months ended March 31, 2000 as compared to $3,719,339 for the same time period in 1999, an increase of $290,814 or 7.8%. Loan income for the three months ended March 31, 2000, totaled $3,215,009 as compared to $2,908,702 for the same time period in 1999. This increase of $306,307 or 10.5% represents the increased level of loan production. Interest and Dividends on Taxable Securities for the three months ended March 31, 2000 totaled $721,778 as compared to $675,905 for the same period in 1999. This increase of $45,873 or 6.8% is attributable to a higher volume of investments. The taxable securities portfolio increased $3,126,936 during the past twelve months. The interest and dividends on tax exempt securities decreased slightly for the first quarter of 2000 as compared with the same quarter of 1999. The interest earned from Federal funds sold decreased $60,126 or 47.7% for the three months ended March 31, 2000 when compared to the same time period in 1999, primarily as a result of a 35.2% decrease in the volume of Federal funds sold as of March 31, 2000 as compared to March 31, 1999 decreased volume created this situation.

Deposit interest expense equaled $1,305,008 for the three months ended March 31, 2000, as compared to $1,317,222 for the same period in 1999. This decrease of $12,214 or .9% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market. A premium rate certificate of deposit program matured and rolled off during the fourth quarter 1999.


Short-term borrowings interest expense equaled $2,699 for the three months ended March 31, 2000 as compared to none for the same period in 1999. This expense reflects the cost of short-term borrowings at the Federal Home Loan Bank of Boston. Notes payable interest expense for the three months ended March 31, 2000 totaled -0- in comparison $12,604 for the corresponding time period in 1999. This reflects the acceleration of loan fees relating to the pay-down of the CSRT bond in March 1999.

Non-interest Income
-------------------

Non-interest income totaled $642,193 for the three months ended March 31, 2000 as compared to $567,314 for three months ended March 31, 1999. This is an increase of $74,869 or 13.2%. Income from fiduciary activities totaled $374,640 for the three months ended March 31, 2000 as compared to $322,347 for the three months ended March 31, 1999. This $52,293 or 16.2% increase can be primarily attributed to increased trust business. Service charges on deposit accounts totaled $88,688 for the three months ended March 31, 2000, as compared to $91,137 for the same time period in 1999. This decrease is due to the promotion of deposit products that do not have a service charge.

Other deposit fees increased $8,263 or 17.3% for the three months ended March 31, 2000 as compared to the same time period in 1999. Other income for the three month period ended March 31, 2000 totaled $122,755 as compared to $105,983 for the three month period ended March 31, 1999, an increase of $16,772 or 15.8%. This increase of income is the result of higher rents collected.

Non-interest Expense
--------------------

Non-interest expense totaled $2,538,337 for the three months ended March 31, 2000, as compared to $2,364,756 for the same time period in 1999. This increase totaled $173,581 or 7.3%. This increase is primarily attributed to additional personnel, the establishment of the Manchester Branch and new delivery systems. Salaries and benefits totaled $1,413,048 for the three months ended March 31, 2000 and $1,332,180 for the same time period in 1999. This $80,868 or 6.1% increase is primarily due to increased staffing in lending and retail. Occupancy expense totaled $255,766 for the three months ended March 31, 2000 as compared to $218,137 for the same period in 1999 which is an increase of $37,629 or 17.3%. This increase is due to the establishment of Manchester along with higher expenses of repairs and maintenance of facilities. The costs of equipment totaled $153,576 for the three months ended March 31, 2000 as compared to $108,494 for the same period in 1999. The Manchester Branch and new data processing equipment created this increase. Data processing fees totaled $101,226 for the three months ended March 31, 2000 as compared to $93,339 for the corresponding time in 1999. This is an increase of $7,887 or 8.5%. The increase is attributed to additional products and delivery systems. Professional fees decreased $32,618 or 29.8% due to lower legal and benefit consulting expenses. Other expenses totaled $475,109 for the three months ended March 31, 2000 as compared to $445,960 for the same period in 1999. This reflects an increase of $29,149 or 6.5% which can be attributed to an expense increase in advertising, public relations, communications and courier services.

Income Taxes
------------

The income tax provision for the three months ended March 31, 2000 totaled $313,000 in comparison to an income tax provision of $230,500 for the same time period in 1999. This increase reflects an increase of taxable income.


Net Income
----------

Net income amounted to $493,302 for the three months ended March 31, 2000 as compared to net income of $361,571 for the same period in 1999, which is an increase of $131,731 or 36.4%. The earnings increase is due to a stronger net interest margin and higher income from fiduciary activities in 2000 as compared to 1999.

Allowance for Loan Loss
-----------------------

At March 31, 2000, the Corporation's allowance for loan losses was $2,115,813 representing 1.4% of gross loans as compared to $2,132,386 and a ratio of 1.4% of gross loans at December 31, 1999. No provisions to the allowance for loan losses were made during the first calendar quarters of 2000 or 1999, respectively.

The Corporation's non-accrual loans were $264,334 at March 31, 2000 as compared to $362,870 at December 31, 1999.

The ratio of non-performing assets to total loans and mortgages held for sale was 0.18% for March 31, 2000 as compared to 0.38% as of December 31, 1999. This decrease can be attributed to fewer loans that were temporarily overdue 90 days or more and a lower non-accrual balance. The ratio of non-performing assets to allowance for loan losses equaled 13.1% at March 31, 2000 as compared to 26.4% at December 31, 1999.

A total of $18,662 loans were charged off by the Corporation during the quarter ended March 31, 2000 as compared to $386 charged off during the corresponding period in 1999. These charged off loans consisted primarily of loans to small businesses and individuals. A total of $2,088 was recovered of previously charged off notes by the Corporation during the quarter ended March 31, 2000, as compared to $21,902 recovered during the corresponding period in 1999. In the opinion of Management, the increased level of charge offs and decreased level of recoveries experienced by the Corporation during the first calendar quarter of 2000 reflects the specific circumstances of isolated loans and are not considered to be indicative of any trends.

Capital Resources
-----------------

As of March 31, 2000, the Corporation had total capital in the amount of $20,453,997 as compared with $20,218,279 at December 31, 1999, which represents an increase of $235,718 or 1.2%.

The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of March 31, 2000, the Bank's Tier 1 capital amounted to 8.21% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At March 31, 1999, the Bank's ratio of risk-based capital to risk weighted assets amounted to 13.57%, which satisfies the applicable risk based capital requirements. As of December 31, 1999, the Bank's Tier 1 capital amounted to 8.21% of total assets and risk based capital amounted to 13.81% of total risk based assets. The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's adjusted total assets. As of March 31, 2000, the Corporation's Tier 1 capital amounted to 9.21% of total assets. In addition, banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At March 31, 2000, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 14.61%, which satisfies the applicable risk based capital requirements. As of December 31, 1999, the Corporation's Tier 1 capital amounted to 9.44% of total assets and risk based capital amounted to 15.43% of total risk based assets.

The capital ratios of the Corporation and the Bank exceed all regulatory requirements and both institutions are considered to be "well capitalized" by their respective federal bank supervisory agencies.

Liquidity
---------

The primary function of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation's interest rate sensitivity management practices seek to provide consistency in the maintanence of net interest margins and to foster the sustainable growth of net interest income despite changing interest rates.

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $4,638,879 or 9.3% at March 31, 2000 of the investment securities portfolio, and $3,203,783 at December 31, 1999, representing 6.9% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goal and general practice is to be interest rate sensitive neutral, and maintain a net cumulative gap at one year or less than 10% of Total Earning Assets, so that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently. The Corporation's current practices are consistent with these objectives.

Forward Looking Statements
--------------------------

Certain statements contained in this report, including those contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, may be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such statements. Such factors include, but are not limited to changes in interest rates, regulation, competition and the local and regional economy.

                               SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BEVERLY NATIONAL CORPORATION
                                               (Registrant)

Date: May 11, 2000                      By:  /s/ Lawrence M. Smith
     -------------                         -----------------------
                                           Lawrence M. Smith
                                           President, Chief Executive Officer

Date: May 11, 2000                      By:  /s/ Peter E. Simonsen
     -------------                         -----------------------
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

Item 1.    Legal Proceedings                                             None

Item 2.    Changes in Securities and Use of Proceeds                     None

Item 3.    Defaults Upon Senior Securities                               None

Item 4.    Submission of Matters to a Vote of Security Holders

		(a) On March 28, 2000 the Corporation had its Annual Meeting.

		(b) The following Directors were elected to serve a three year term until their successors are elected and qualified, and who, along with the existing directors whose terms did not expire at this Annual Meeting, comprise the full Board of Directors of the Corporation.
                            Term
                           Expires      For         Withheld
                           ---------------------------------
	   John N. Fisher          2003      1,284,968      25,984
	   Alice B. Griffin        2003      1,284,968      25,984
	   Robert W. Luscinski     2003      1,284,968      25,984
	   James D. Wiltshire      2003      1,284,968      25,984

		The following other Directors' terms continued after the	meeting:

                       Richard H. Booth
                       Neiland J. Douglas, Jr.
                       Mark B Glovsky, Esq.
                       John L. Good III
                       Clark R. Smith
                       Lawrence M. Smith


Item 5.    Other Information                                             None

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits

               27. Financial Data Schedule

           b. Reports on Form 8-K

               The Corporation did not file a Form 8-K during the quarter ended March 31, 2000.