Form 10QSB
period 2000-06-30
BEVERLY NATIONAL CORP
filed 2000-08-10
CIK 742275

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended       June 30, 2000
                               OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_______________

Commission file number   33-22224-B
                      ----------------

                  Beverly National Corporation
   -----------------------------------------------------------
   (Name of small business issuer as specified in its charter)


Massachusetts                    04-2832201
-----------------------------    -------------------------------
incorporation or organization)   (State or other jurisdiction of
Identification No.)              (I.R.S. Employer


240 Cabot Street  Beverly, Massachusetts            01915
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

  Issuer's telephone number, including area code   (978) 922-2100

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X                No
                       ------------             -------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2000. 1,628,874 shares

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

Item 1.
        Financial Statements (Unaudited)
        Consolidated Balance Sheets at June 30, 2000 and
        December 31, 1999                                        3-4

        Consolidated Statements of Income for the Six and        5-6
        Three Months Ended June 30, 2000 and 1999

        Consolidated Statements of Cash Flow for the Six
        Months Ended June 30, 2000 and 1999                      7-9

        Notes to Consolidated Financial Statements               10
Item 2.
        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      11

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings                                        21

Item 2. Changes in Securities and Use of Proceeds                21

Item 3. Defaults Upon Senior Securities                          21

Item 4. Submission of Matters to a Vote of Security
        Holders                                                  21

Item 5. Other Information                                        21

Item 6. Exhibits and Reports on Form 8-K.                        21

        Signatures                                               22

             BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

                                                    June 30,   December 31,
                                                      2000         1999
                                                 ------------  ------------
ASSETS

Cash and due from banks                          $ 16,289,832  $ 11,978,530

Federal funds sold                                 15,500,000     4,400,000
Investments in available-for-sale securities       34,208,419    30,017,299
Investments in held-to-maturity securities         17,769,302    17,078,037
Federal Reserve Bank stock,at cost                     97,500        97,500
Federal Home Loan Bank stock, at cost                 636,200       636,200

Loans:
  Commercial                                       27,987,963    25,018,277
  Real estate-construction and land development     6,855,312     6,278,275
  Real estate-residential                          60,312,298    56,478,166
  Real estate-commercial                           49,446,775    48,546,154
  Consumer                                          6,449,703     8,238,379
  Municipal                                         5,937,130     3,476,578
  Other                                               620,157       741,139
  Allowence for possible loan losses               (2,130,920)   (2,132,386)
  Deferred loan fees, net                             258,825       208,996
                                                 ------------  ------------
  Net loans                                       155,737,243   146,853,578

Mortgages held for sale                               493,963     1,349,314
Premises and equipment, net                         5,257,652     5,135,817
Accrued interest receivable                         1,626,736     1,268,741
Other assets                                        2,782,677     2,622,638
                                                 ------------  ------------
Total assets                                     $250,399,524  $221,437,654
                                                 ============  ============

LIABILITES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                            $ 54,447,960  $ 44,806,770
  Interest bearing
    Regular savings                                48,753,074    48,681,293
    NOW accounts                                   41,022,385    36,109,984
    Money market accounts                          25,998,095    19,833,062
    Time deposits                                  56,845,585    49,797,604
                                                 ------------  ------------
      Total deposits                              227,067,099   199,228,713

Other liabilities                                   2,083,931     1,990,662
                                                 ------------  ------------
Total liabilities                                 229,151,030   201,219,375

Stockholders' equity:

Preferred stock, $2.50 par value per share;
  300,000 shares authorized'issued and
  outstanding none
Common stock, $2.50 par value per share;
  2,500,000 shares authorized;issued 1,674,898
  shares as of June 30,2000 and 1,622,018 shares
  as of December 31, 1999; Outstanding, 1,628,774
  shares as of June 30, 2000 and 1,575,894 shares
  as of December 31, 1999.                          4,187,245     4,055,045
Paid in capital                                     2,814,077     2,572,740
Retained earnings                                  15,032,743    14,349,652
Treasury Stock, at cost (46,124 shares)              (427,467)     (427,467)
Accumulated Other Comprehensive Income (Loss)        (358,104)     (331,691)
                                                 ------------  ------------
Total Stockholders' equity                         21,248,494    20,218,279
                                                 ------------  ------------
Total liabilities and stockholders' equity       $250,399,524  $221,437,654
                                                 ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                     Six Months Ended     Three Months Ended
                                         June 30,             June 30,
                                      2000       1999       2000      1999
                                   ---------- ---------- ---------- ----------
INTEREST INCOME:
  Interest and fees on loans       $6,550,865 $5,818,429 $3,335,856 $2,909,727
  Interest and dividends on
    investment securitites:
    Taxable                         1,472,185  1,359,518    750,407    683,613
    Tax-Exempt                         15,647     17,138      8,170      8,421
  Dividends on marketable equity
    securities                              0          0          0          0
  Other interest                      271,650    282,072    205,761    156,057
                                   ---------- ---------- ---------- ----------
    Total interest and dividend
      income                        8,310,347  7,477,157  4,300,194  3,757,818
                                   ---------- ---------- ---------- ----------
INTEREST EXPENSE:
  Interest on deposits              2,746,362  2,644,404  1,441,354  1,327,182
  Interest on borrowings                2,699          0          0          0
  Interest on notes payable                 0     12,604          0          0
                                   ---------- ---------- ---------- ----------
    Total interest expense          2,749,061  2,657,008  1,441,354  1,327,182
                                   ---------- ---------- ---------- ----------
Net interest and dividend income    5,561,286  4,820,149  2,858,840  2,430,636
Provision for loan losses                   0          0          0          0
                                   ---------- ---------- ---------- ----------
Net interest and dividend income
  after provision for loan losses   5,561,286  4,820,149  2,858,840  2,430,636
                                   ---------- ---------- ---------- ----------
NONINTEREST INCOME:
  Income from fiduciary activities 804,269 695,743 429,629 373,396 Service charges on deposit
    accounts                          193,026    187,508    104,338     96,371
  Other deposit fees                  111,594    103,981     55,484     56,134
  Other income                        238,539    208,304    103,649    102,321
  Mortgage servicing income(loss)     (15,247)   199,913     (3,111)   199,913
                                   ---------- ---------- ---------- ----------
    Total noninterest income        1,332,181  1,395,449    689,989    828,135
                                   ---------- ---------- ---------- ----------

NONINTEREST EXPENSE:
  Salaries and employee benefits    2,822,244  2,587,921  1,409,196  1,255,741
  Occupancy expense                   507,733    429,891    251,967    211,754
  Equipment expense                   288,279    219,445    134,703    110,951
  Data processing fees                189,874    189,541     88,648     96,202
  Professional fees                   116,092    173,187     39,228     63,705
  Stationery and supplies             124,566    105,973     61,818     48,809
  Postage expense                      76,521    109,171     36,208     67,082
  Other expense                       872,562    750,606    437,767    346,736
                                   ---------- ---------- ---------- ----------
     Total noninterest expense      4,997,871  4,565,735  2,459,535  2,200,980
                                   ---------- ---------- ---------- ----------
     Income before income taxes     1,895,596  1,649,863  1,089,294  1,057,791

Income taxes                          731,400    646,900    418,400    416,400
                                   ---------- ---------- ---------- ----------
  Net Income                       $1,164,196 $1,002,963 $  670,894 $  641,391
                                   ========== ========== ========== ==========

Comprehensive Income               $1,137,783 $  802,313 $  701,636 $  519,574
                                   ========== ========== ========== ==========

Earnings per share:

Primary shares outstanding          1,601,483  1,555,615  1,623,216  1,555,830
                                   ========== ========== ========== ==========

Diluted shares outstanding          1,732,071  1,735,098  1,741,300  1,727,425
                                   ========== ========== ========== ==========

Net income per share-Primary       $     0.73 $     0.64 $     0.41 $     0.41

Net income per share-Diluted       $     0.67 $     0.58 $     0.39 $     0.37

Dividends per share                $     0.30 $     0.28 $     0.15 $     0.14


The accompanying notes are an integral part of these consolidated financial statements.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months ended June 30, 2000 and 1999
                                 (Unaudited)

                                                         2000         1999
                                                     -----------  -----------
Cash flows from operating activities:
Interest received                                    $ 7,885,123  $ 7,394,381
Service charges and other income                       1,327,951    1,348,424
Interest paid                                         (2,692,203)  (2,651,436)
Cash paid to suppliers and employees                  (4,770,530)  (4,444,477)
Income taxes paid                                       (535,937)    (646,092)
                                                     -----------  -----------
Net cash provided by operating activities              1,214,404    1,000,800
                                                     -----------  -----------
Cash flows from investing activities:
Proceeds from maturities of investment securities
  held-to-maturity                                       110,000    4,054,000
Proceeds from maturities of investment securities
  available-for-sale                                   1,000,000    9,986,559
Purchases of investment securities held-to-maturity     (801,351)  (4,980,156)
Purchases of investment securities available-for
  -sale                                               (5,197,188) (11,204,657)
Net increase in loans                                 (8,893,121)  (5,472,324)
Proceeds from sale of mortgages                          859,581    1,380,841
Capital expenditures                                    (448,782)    (417,435)
Recoveries of Previously charged off loans                56,601       34,282
(Increase) decrease in other assets                     (104,484)    (570,157)
Increase) decrease in other liabilites                  (115,176)      57,587
                                                     -----------  -----------
Net cash provided by (used in) investing activities  (13,533,920)  (7,431,460)
                                                     -----------  -----------

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW,
  money market, and savings accounts                  20,790,405    5,174,462
Net increase (decrease) in time deposits               7,047,981      (54,527)
Decrease in borrowings                                         0     (385,627)
Issued common stock                                      373,537       34,754
Issued treasury stock                                          0            0
Dividends paid                                          (481,105)    (437,969)
                                                     -----------  -----------
Net cash used in financing activities                 27,730,818    4,331,093
                                                     -----------  -----------
Net increase(decrease) in cash and cash equivalents   15,411,302   (2,099,567)
Cash and cash equivalents beginning of year           16,378,530   25,471,822
                                                     -----------  -----------
Cash and cash equivalents at June 30:                $31,789,832  $23,372,255
                                                     ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)
                                 (Continued)

Reconciliation of net income to net cash provided by operating activities:

                                                         2000         1999
                                                     -----------  -----------
Net Income                                           $ 1,164,196  $ 1,002,963
                                                     -----------  -----------
Depreciation expense                                     326,947      232,167
Amortization expense of investment securities              2,752       11,493
Accretion income of investment securities                (23,011)      (9,367)
Change in prepaid interest                                     0        5,572
Provision for loan losses                                      0            0
Increase (decrease) in taxes payable                     195,463          808
(Increase) decrease in interest receivable              (357,820)     (97,176)
Increase (decrease) in interest payable                   56,858      (35,509)
Increase (decrease) in accrued expenses                  (43,876)    (113,369)
Net (gain)loss on sale of mortgages                       (4.230)     (11,516)
Change in deferred loan fees                             (47,145)      12,274
Change in prepaid expenses                               (55,730)       2,460
                                                     -----------  -----------
Total adjustments                                         50,208       (2,163)
                                                     -----------  -----------
Net Cash provided by operating activities            $ 1,214,404  $ 1,000,800
                                                     ===========  ===========


Non-cash investing activities:

Loans Transferred from conforming mortgages          $         0  $ 7,273,841

                        BEVERLY NATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                 (Unaudited)


1.   BASIS OF PRESENTATION

          The interim consolidated financial statements contained herein are unaudited but, in the opinion of management,include all adjustments which are necessary to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 2000.


2.   EARNINGS PER SHARE

Earnings per share calculations are based on the weighted average number of common shares outstanding during the period.


3.   RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

IMPACT OF NEW ACCOUNTING STANDARD

In June 1998, the FASB issued SFAS no. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133 when adopted will not have a material effect on the corporation's consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The following discussion includes Beverly National Corporation (the "Corporation") and its subsidiaries, Beverly National Bank (the "Bank"), and Cabot Street Realty Trust (the "Realty Trust"). The Bank includes its wholly owned subsidiary, Beverly Community Development Corporation.


Summary
-------

The Corporation's net income for the six months ended June 30, 2000, was $1,164,196 as compared to $1,002,963 for the six month period ended June 30, 1999. This represents an increase of $161,233 or 16.1%. Primary earnings per share totaled $.73 for the six months ended June 30, 2000, as compared to earnings per share of $.64 for the six months ended June 30, 1999. On a fully diluted basis, earnings per share for the first six months of 2000 amounted to $.67 as compared with $.58 for the same period in 1999. As a result of the increase in earnings during the six months of 2000, the Corporation declared and paid a quarterly dividend of $.15 per share as compared with $.14 per share during the same period in 1999.

During the first six months of 2000, the Bank's total assets grew by $28,961,870 or nearly 13.1% and amounted to $250,399,524 at
June 30, 2000. Growth in assets was represented in increases in federal funds sold, available for sale securities and the loan portfolio. Growth for the six months were as follows: federal funds sold grew $11,100,000 or 252.3%, available for sale securities grew $4,191,120 and Net loans grew $8,883,665 or 6.5%. Deposits also grew by $27,838,386 or 14.0% during the first six months of 2000. As a result, total deposits increased from $199,228,713 at December 31,1999 to $227,067,099 at June 30,
2000. Both interest bearing deposits and non-interest bearing deposits grew. Non-interest bearing deposits grew from $44,806,770 at December 31, 1999 to $54,447,960 at June 30, 2000.

                    SIX MONTHS ENDED JUNE 30, 2000
              AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net Interest Income
-------------------

Net interest and dividend income for the six months ended June 30, 2000, totaled $5,561,286 as compared to $4,820,149 for the time period in 1999. This increase was $741,137 or 15.4%. Total interest and dividend income equaled $8,310,347 for the six months ended June 30, 2000 as compared to $7,477,157 for the same time period in 1999, an increase of $833,190 or 11.1%. Loan income for the six months ended June 30, 2000 totaled $6,550,865 as compared to $5,818,429 for the same time period in 1999. This increase of $732,436 or 12.5% represents the increased level of loan production and a higher rate environment. Interest and Dividends on Taxable Securities for the six months ended June 30, 2000 totaled $1,472,185 as compared to $1,359,518 for the same period in 1999. This increase of $112,667 or 8.3% is attributable to a higher volume of investments and a higher rate environment. The taxable securities portfolio increased $1,649,147 during the past twelve months. The interest and dividends on tax exempt securities decreased slightly for the first six months of 2000 as compared with the same quarter of 1999. The interest earned from Federal funds sold decreased $10,422 or 3.7% for the six months ended June 30, 2000 when compared to the same time period in 1999. This is primarily as a result of a decrease in the volume of federal funds sold during the first quarter 2000 as compared to first quarter 1999.

Deposit interest expense equaled $2,746,362 for the six months ended June 30, 2000, as compared to $2,644,404 for the same period in 1999. This is an increase of $101,958 or 3.9% reflecting higher cost of funds of the Bank due to the rate environment and a higher level of deposits. The Bank generally pays competitive rates for its deposit base in the local market.

Short-term borrowings interest expense equaled $2,699 for the six months ended June 30, 2000 as compared to none for the same period in 1999. This expense reflects the cost of short-term borrowings at the Federal Home Loan Bank of Boston. There was no notes payable interest expense for the six months ended June 30, 2000 in comparison to $12,604 for the corresponding time period in 1999. The elimination of such expense reflects the acceleration of loan fees relating to the pay-down of the CSRT bond in March 1999.

Non-interest Income
-------------------

Non-interest income totaled $1,332,181 for the six months ended June 30, 2000 as compared to $1,395,449 for six months ended June 30, 1999. This is a decrease of $63,268 or 4.5%. Income from fiduciary activities totaled $804,269 for the six months ended June 30, 2000 as compared to $695,743 for the six months ended June 30, 1999. This $108,526 or 15.6% increase can be primarily attributed to increased trust business. Service charges on deposit accounts totaled $193,026 for the six months ended June 30, 2000, as compared to $187,508 for the same time period in 1999.

Other deposit fees increased $7,613 or 7.3% for the six months ended June 30, 2000 as compared to the same time period in 1999. Other income for the six month period ended June 30, 2000 totaled $238,539 as compared to $208,304 for the six month period ended June 30, 1999, an increase of $30,235 or 14.5%. This increase of income is the result of higher rents collected.

Mortgage servicing income totaled $15,247 as an expense to earnings for the six months ended June 30, 2000 as compared to $199,913 posted as income for the six months ended June 30, 1999, when mortgage servicing rights were established. The expense noted for the first six months in 2000 is the result of amortization expense exceeding income relating to the establishment of new mortgage servicing rights during the period.

Non-interest Expense
--------------------

Non-interest expense totaled $4,997,871 for the six months ended June 30, 2000, as compared to $4,565,735 for the same time period in 1999. This increase totaled of $432,136 or 9.5%. This increase is primarily attributed to additional personnel, the establishment of the Manchester Branch and new product delivery systems. Salaries and benefits totaled $2,822,244 for the six months ended June 30, 2000 and $2,587,921 for the same time period in 1999. This $234,323 or 9.1% increase is primarily due to increased staffing in lending and retail divisions. Occupancy expense totaled $507,733 for the six months ended June 30, 2000 as compared to $429,891 for the same period in 1999 which is an increase of $77,842 or 18.1%. This increase is due to the establishment of the Manchester branch along with higher expenses of repairs and maintenance of facilities. The costs of equipment totaled $288,279 for the six months ended June 30, 2000 as compared to $219,445 for the same period in 1999. The Manchester Branch and new data processing equipment created this increase. Data processing fees totaled $189,874 for the six months ended June 30, 2000 as compared to $189,541 for the corresponding time in 1999. Professional fees decreased $57,095 or 33.0% due to lower legal and benefit consulting expenses. Other expenses totaled $872,562 for the six months ended June 30, 2000 as compared to $750,606 for the same period in 1999. This reflects an increase of $121,956 or 16.3% which can be attributed to an expense increase in advertising, public relations, communications and courier services.

Income Taxes
------------

The income tax provision for the six months ended June 30, 2000 totaled $731,400 in comparison to an income tax provision of $646,900 for the same time period in 1999. This increase reflects an increase of taxable income.

Net Income
----------

Net income amounted to $1,164,196 for the six months ended June 30, 2000 as compared to net income of $1,002,963 for the same period in 1999, which is an increase of $161,233 or 16.1%. The earnings increase is due to a stronger net interest margin and higher income from fiduciary activities in 2000 as compared to 1999.


                         THREE MONTHS ENDED JUNE 30, 2000
                 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net Interest Income
-------------------

Net interest and dividend income for the three months ended June 30, 2000, totaled $2,858,840 as compared to $2,430,636 for the time period in 1999. This increase was $428,204 or 17.6%. Total interest and dividend income equaled $4,300,194 for the three months ended June 30, 2000 as compared to $3,757,818 for the same time period in 1999, an increase of $542,376 or 14.4%. Loan income for the three months ended June 30, 2000, totaled $3,335,856 as compared to $2,909,727 for the same time period in 1999. This increase of $426,129 or 14.6% represents the increased level of loan production and a higher rate environment. Interest and Dividends on Taxable Securities for the three months ended June 30, 2000 totaled $750,407 as compared to $683,613 for the same period in 1999. This increase of $66,794 or 9.8% is attributable to a higher volume of investments and a higher rate environment. The taxable securities portfolio increased $1,649,147 during the past twelve months. The interest and dividends on tax exempt securities decreased slightly for the second quarter of 2000 as compared with the same quarter of 1999. The interest earned from Federal funds sold increased $49,704 or 31.8% for the three months ended June 30, 2000 when compared to the same time period in 1999.

Deposit interest expense equaled $1,441,354 for the three months ended
June 30, 2000, as compared to $1,327,182 for the same period in 1999. This increase of $114,172 or 8.6% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

Non-interest Income
-------------------

Non-interest income totaled $689,989 for the three months ended June 30, 2000 as compared to $828,135 for three months ended June 30, 1999. This is a decrease of $138,146 or 16.7%. Income from fiduciary activities totaled $429,629 for the three months ended June 30, 2000 as compared to $373,396 for the three months ended June 30, 1999. This $56,233 or 15.1% increase can be primarily attributed to increased trust business. Service charges on deposit accounts totaled $104,338 for the three months ended June 30, 2000, as compared to $96,371 for the same time period in 1999. This increase is due to the promotion of deposit products that have service charges.

While other deposit fees were stable for the three months ended June 30, 2000 as compared to the same time period in 1999. Other income for the three month period ended June 30, 2000 totaled $103,649 as compared to $102,321 for the three month period ended June 30, 1999, an increase of $1,328 or 1.3%. This increase of income is the result of higher rents collected. Mortgage servicing income totaled $3,111 as an expense to earnings for the three months ended June 30, 2000 as compared to $199,913 posted as income for the three months ended June 30, 1999, when mortgage servicing rights were established. The expense noted for the second quarter 2000 is the result of amortization expense exceeding income relating to the establishment of new mortgage servicing rights during the period.

Non-interest Expense
--------------------

Non-interest expense totaled $2,459,534 for the three months ended June 30, 2000, as compared to $2,200,980 for the same time period in 1999. This increase totaled $258,554 or 11.7%. This increase is primarily attributed to additional personnel, the establishment of the Manchester Branch and new delivery systems. Salaries and benefits totaled $1,409,196 for the three months ended June 30, 2000 and $1,255,741 for the same time period in 1999. This $153,455 or 12.2% increase is primarily due to increased staffing in lending and retail divisions. Occupancy expense totaled $251,967 for the three months ended June 30, 2000 as compared to $211,754 for the same period in 1999 which is an increase of $40,213 or 19.0%. This increase is due to the establishment of a branch in Manchester along with higher expenses of repairs and maintenance of facilities. The costs of equipment totaled $134,703 for the three months ended June 30, 2000 as compared to $110,951 for the same period in 1999. The Manchester Branch and new data processing equipment created this increase. Data processing fees totaled $88,648 for the three months ended June 30, 2000 as compared to $96,202 for the corresponding time in 1999. This is a decrease of $7,554 or 7.9%. Professional fees decreased $24,477 or 38.4% due to lower legal and benefit consulting expenses. Other expenses totaled $437,766 for the three months ended June 30, 2000 as compared to $346,736 for the same period in 1999. This reflects an increase of $91,030 or 26.2% which can be attributed to an expense increase in advertising, public relations, communications and courier services.

Income Taxes
------------

The income tax provision for the three months ended June 30, 2000 totaled $418,400 in comparison to an income tax provision of $416,400 for the same time period in 1999. This increase reflects an increase of taxable income.

Net Income
----------

Net income amounted to $670,895 for the three months ended June 30, 2000 as compared to net income of $641,391 for the same period in 1999, which is an increase of $29,504 or 4.6%. The earnings increase is due to a stronger net interest margin and higher income from fiduciary activities in 2000 as compared to 1999.

Allowance for Loan Losses
-------------------------

At June 30, 2000, the Corporation's allowance for loan losses was $2,130,920 representing 1.4% of gross loans as compared to $2,132,386 and a ratio of 1.4% of gross loans at December 31, 1999. No provisions to the allowance for loan losses were made during the first six months of 2000 or 1999, respectively.

The Corporation's non-accrual loans were $255,569 at June 30,
2000 as compared to $362,870 at December 31, 1999.

The ratio of non-performing assets to total loans and mortgages held for sale was 0.17% for June 30, 2000 as compared to 0.24% as of December 31, 1999. This decrease can be attributed to fewer loans that were temporarily overdue 90 days or more and a lower non-accrual balance. The ratio of non-performing assets to allowance for loan losses equaled 12.0% at June 30, 2000 as compared to 17.0% at December 31, 1999.

A total of $58,067 loans were charged off by the Corporation during the six months ended June 30, 2000 as compared to $3,182 charged off during the corresponding period in 1999. These charged off loans consisted primarily of loans to small businesses and individuals. A total of $56,601 was recovered of previously charged off notes by the Corporation during the six months ended June 30, 2000, as compared to $34,282 recovered during the corresponding period in 1999.

Capital Resources
-----------------

As of June 30, 2000, the Corporation had total capital in the amount of $21,248,494 as compared with $20,218,279 at December
31, 1999, which represents an increase of $1,030,215 or 5.1%.

The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's total assets. As of June 30, 2000, the Bank's Tier 1 capital amounted to 7.80% of total assets. At June 30, 2000, the Bank's ratio of risk-based capital to risk weighted assets amounted to 13.58%, which satisfies the applicable risk based capital requirements. As of December 31, 1999, the Bank's Tier 1 capital amounted to 8.21% of total assets and risk based capital amounted to 13.81% of total risk based assets.

The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Corporation's total assets. As of June 30, 2000, the Corporation's Tier 1 capital amounted to 9.71% of total assets. At June 30, 2000, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 15.30%, which satisfies the applicable risk based capital requirements.

The capital ratios of the Corporation and the Bank exceed all regulatory requirements and both institutions are considered to be "well capitalized" by their respective federal bank supervisory agencies.

Liquidity
---------

The primary function of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation's interest rate sensitivity management practices seek to provide consistency in the maintenance of net interest margins and to foster the sustainable growth of net interest income despite changing interest rates.

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $5,968,831 or 11.3% at June 30, 2000 of the investment securities portfolio, and $3,203,783 at December 31, 1999, representing 6.9% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goals and general practices are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 10% of total earning assets. So that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently. The Corporation's current practices are consistent with these objectives.

Forward Looking Statements
--------------------------

Certain statements contained in this report, including those contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, may be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such statements. Such factors include, but are not limited to changes in interest rates, regulation, competition and the local and regional economy. In such statements, the Forward Looking Statements contained in the Private Securities Litigation Reform Act of 1995.

                    PART II - Other Information
Item 1.   Legal Proceedings                                        None

Item 2.   Changes in Securities and Use of Proceeds                None

Item 3.   Defaults Upon Senior Securities                          None

Item 4.   Submission of Matters to a Vote of Security Holders      None

Item 5.   Other Information                                        None

Item 6.   Exhibits and Reports on Form 8-K
          a.  Exhibits
                27. Financial Data Schedule
          b.       Reports on Form 8-K
                  The Corporation did not file any Forms 8-K during the quarter ended June 30, 2000.

                           SIGNATURES


In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BEVERLY NATIONAL CORPORATION
                                       (Registrant)


Date: August 10, 2000                By:  /s/ Lawrence M. Smith
                                        -----------------------
                                        Lawrence M. Smith
                                        President, Chief
                                        Executive Officer



Date: August 10, 2000                By:  /s/ Peter E. Simonsen
                                        -----------------------
                                       Peter E. Simonsen
                                       Treasurer, Principal
                                       Financial Officer