Form 10QSB
period 2000-09-30
BEVERLY NATIONAL CORP
filed 2000-11-08
CIK 742275

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended       September 30, 2000
                              -----------------------------
                               OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_______________

Commission file number   33-22224-B
                      ---------------

                Beverly National Corporation
                ----------------------------
 (Name of small business issuer as specified in its charter)

         Massachusetts                      04-2832201
-------------------------------  -------------------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

  240 Cabot Street  Beverly,
         Massachusetts                        01915
-------------------------------             ----------
(Address of principal executive             (Zip Code)
           offices)


  Issuer's telephone number, including area code   (978) 922-2100
                                                ------------------

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes      X                No _______
                       -------------


State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2000.  1,632,774 shares
                                                 ------------------

Transitional small business disclosure format         Yes
                                                         -------
                                                       No    X
                                                         -------

                     BEVERLY NATIONAL CORPORATION
                                 INDEX
PART I.    FINANCIAL INFORMATION                               PAGE
Item 1.    Financial Statements (Unaudited)
           Consolidated Balance Sheets at September 30, 2000    3-4
           and December 31, 1999
           Consolidated Statements of Income for the Nine       5-6
           and Three Months Ended September 30, 2000 and
           1999
           Consolidated Statements of Cash Flows for the        7-9
           Nine Months Ended September 30, 2000 and 1999
           Notes to Consolidated Financial Statements           8
Item 2.    Management's Discussion and Analysis or Plan of      9
           Operations
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings                                    23
Item 2.    Changes in Securities and Use of Proceeds            23
Item 3.    Defaults Upon Senior Securities                      23
Item 4.    Submission of Matters to a Vote of Security          23
           Holders
Item 5.    Other Information                                    23
Item 6.    Exhibits and Reports on Form 8-K                     23
           Signatures                                           24

               BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)


                                      September 30,   December31,
                                          2000           1999
ASSETS                                ------------    ------------

Cash and due from banks               $ 14,150,629    $ 11,978,530

Federal funds sold                       3,000,000       4,400,000

Investments in available-for-sale
  securities                            36,601,566      30,017,299
Investments in held-to-maturity
  securities                            18,130,400      17,078,037
Federal Home Loan Bank stock, at cost      636,200         636,200
Federal Reserve Bank Stock, at cost         97,500          97,500

Loans:
  Commercial                            28,544,837      25,018,277
  Real estate-Construction and land
    development                          7,276,891       6,278,275
  Real estate-residential               65,663,697      56,478,166
  Real estate-commercial                49,601,486      48,546,154
  Consumer                               7,688,487       8,238,379
  Municipal                              6,148,926       3,476,578
  Other                                    801,290         741,139
  Allowance for possible loan losses    (2,180,852)     (2,132,386)
  Deferred loan fees, net                  275,882         208,996
                                      ------------    ------------
    Net Loans                          163,820,644     146,853,578

Mortgages held for sale                     66,142       1,349,314
Premises and equipment, net              5,169,494       5,135,817
Accrued interest receivable              1,824,854       1,268,741
Other assets                             2,889,285       2,622,638
                                      ------------    ------------
                                      $246,386,714    $221,437,654
                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                 $ 50,907,334    $ 44,806,770
  Interest bearing
    Regular savings                     50,857,825      48,681,293
    NOW accounts                        40,083,283      36,109,984
    Money market accounts               23,385,598      19,833,062
    Time deposits                       56,811,342      49,797,604
                                      ------------    ------------
      Total deposits                   222,045,382     199,228,713

Other liabilities                        2,281,901       1,990,662
                                      ------------    ------------
      Total liabilities                224,327,283     201,219,375
                                      ------------    ------------

Stockholders' equity:

Preferred stock, $2.50 par value
  per share; 300,000 shares
  authorized; issued and outstanding
  none.
Common stock, $2.50 par value per
  share; 2,500,000 shares authorized;
  issued 1,674,898 shares as of
  September 30, 2000 and 1,622,018
  shares as of December 31, 1999;
  outstanding 1,628,774 shares as of
  September 30, 2000 and 1,575,894
  shares as of December 31, 1999.        4,188,245       4,055,045
Paid in Capital                          2,816,677       2,572,740
Retained earnings                       15,607,373      14,349,652
Treasury Stock, at cost, 46,124
  shares as of September 30, 2000 and
  December 31, 1999.                      (427,467)       (427,467)
Accumulated other comprehensive loss      (125,397)       (331,691)
                                      ------------    ------------
                                      $246,386,714    $221,437,654
                                      ============    ============

The accompanying notes are an integral part of these consolidated financial statments.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                 Nine Months Ended        Three Months Ended
                                   September 30,             September 30,
                                  2000         1999         2000       1999
                              ----------- -----------  ----------- -----------

INTEREST INCOME:
  Interest and fees on loans  $10,038,890 $ 8,946,223  $ 3,488,025 $ 3,127,794
  Interest and dividends on
    investment securities:
      Taxable                   2,291,151   2,083,599      818,966     724,081
      Tax-exempt                   34,187      24,524       18,540       7,386
  Other interest                  427,734     377,853      156,084      95,781
                              ----------- -----------  ----------- -----------
    Total interest and
      dividend income          12,791,962  11,432,199    4,481,615   3,955,042
                              ----------- -----------  ----------- -----------
INTEREST EXPENSE:
  Interest on deposits          4,263,016   3,953,164    1,516,654   1,308,760
  Interest on Federal Home
    Loan Bank borrowings            2,699           0            0           0
  Interest on notes payable             0      12,603            0           0
                              ----------- -----------  ----------- -----------
    Total interest expense      4,265,715   3,965,767    1,516,654   1,308,760
                              ----------- -----------  ----------- -----------
  Net interest and dividend
    income                      8,526,247   7,466,432    2,964,961   2,646,282

Provision for loan losses               0           0            0           0
                              ----------- -----------  ----------- -----------
Net interest and dividend
  income after provision for
  loan losses                   8,526,247   7,466,432    2,964,961   2,646,282
                              ----------- -----------  ----------- -----------
NONINTEREST INCOME:
  Income from fiduciary
    activities                  1,212,518   1,037,280      408,249     341,537
  Service charges on deposit
    accounts                      298,130     285,543      105,104      98,035
  Other deposit fees              170,293     159,423       58,699      55,442
  Mortgage servicing income/
    (loss)                        (16,969)    192,848       (1,788)     (7,065)
  Other income                    363,594     307,645      125,055      99,341
                              ----------- -----------  ----------- -----------
    Total noninterest income    2,027,566   1,982,739      695,385     587,290
                              ----------- -----------  ----------- -----------

NONINTEREST EXPENSE:
  Salaries and employee
    benefits                    4,052,715   3,908,250    1,230,471   1,320,329
  Occupancy expense               779,643     641,643      271,910     211,752
  Equipment expense               442,713     328,158      154,434     108,713
  Data processing fees            329,441     285,444      139,567      95,903
  Professional fees               163,587     247,679       47,495      74,492
  Stationary and supplies         142,935     154,963       18,369      48,990
  Postage expense                 101,917     139,473       25,396      30,302
  Other expense                 1,319,838   1,104,062      447,276     353,457
                              ----------- -----------  ----------- -----------
    Total noninterest
      expense                   7,332,789   6,809,672    2,334,918   2,243,938
                              ----------- -----------  ----------- -----------
    Income before income
      taxes                     3,221,024   2,639,499    1,325,428     989,634

Income taxes                    1,189,000   1,031,900      457,600     385,000
                              ----------- -----------  ----------- -----------
Net income                    $ 2,032,024 $ 1,607,599  $   867,828 $   604,634
                              =========== ===========  =========== ===========

Comprehensive income          $ 2,238,318 $ 1,354,349  $ 1,100,535 $   556,034
                              =========== ===========  =========== ===========

Earnings per share:

Basic shares outstanding        1,610,683   1,556,817    1,629,057   1,559,221
                              =========== ===========  =========== ===========

Diluted shares outstanding      1,735,148   1,731,381    1,744,129   1,723,948
                              =========== ===========  =========== ===========

Net income per share-Basic    $      1.26 $      1.03  $      0.53 $      0.39
Net income per share-Diluted  $      1.17 $      0.93  $      0.50 $      0.35
Dividends per share           $      0.48 $      0.42  $      0.18 $      0.15


The accompanying notes are an integral part of these consolidated financial statements.

                BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months ended September 30, 2000 and 1999
                                (Unaudited)

                                                       2000          1999
                                                   ------------  ------------
Cash flows from operating activities:

 Interest received                                 $ 12,123,178  $ 11,001,081
 Service charges and other income                     2,027,566     1,970,467
 Interest paid                                       (4,178,261)   (4,036,880)
 Cash paid to suppliers and employees                (7,148,805)   (6,519,304)
 Income taxes paid                                     (990,237)   (1,018,029)
                                                   ------------  ------------
 Net cash provided by operating activities            1,833,441     1,397,335
                                                   ------------  ------------
Cash flows from investing activities:

 Proceeds from maturities of investment securities
   held-to-maturity                                     110,000     4,154,000
 Proceeds from maturities of investment securities
   available-for-sale                                 1,577,884    11,722,046
 Purchases of investment securities held-to-
   maturity                                          (1,161,351)   (5,080,156)
 Purchases of investment securities available-for-
   sale                                              (7,918,413)  (12,256,787)
 Net increase in loans                              (17,002,975)  (10,794,190)
 Proceeds from sale of mortgages                      1,290,817       564,657
 Capital expenditures                                  (550,444)     (494,199)
 Recoveries of previously charged off loans             110,124       218,195
 (Increase) in other assets                            (166,032)     (662,058)
 Increase (decrease) in other liabilites                229,545      (255,470)
                                                   ------------  ------------
 Net cash used in investing activities              (23,480,845)  (12,883,962)
                                                   ------------  ------------

Cash flows from financing activities:
 Net increase in demand deposits, Now, money market
   and savings accounts                              15,622,601     5,474,304
 Net increase (decrease) in time deposits             7,194,068    (5,684,380)
 Proceeds from exercised stock options                  377,137        34,754
 Dividends paid                                        (774,303)     (657,460)
                                                   ------------  ------------
 Net cash provided by (used in) financing
   activities                                        22,419,503      (832,782)
                                                   ------------  ------------
Net increase (decrease) in cash and cash
   equivalents                                          772,099   (12,319,409)
Cash and cash equivalents beginning of year          16,378,530    25,471,822
                                                   ------------  ------------
Cash and cash equivalents at September 30:         $ 17,150,629  $ 13,152,413
                                                   ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATMENTS OF CASH FLOWS
                 Nine Months Ended September 30,2000 and 1999
                                 (Unaudited)
                                 (Continued)


Reconciliation of net income to net cash provided by operating activities:

                                                       2000           1999
                                                   ------------  ------------
Net income                                         $  2,032,024  $  1,607,599
                                                   ------------  ------------

Depreciation expense                                    516,767       350,095
Amortization expense of investment securities             1,397        16,242
Accretion income of investment securities               (39,853)      (15,098)
Change in prepaid interest                                    0        (5,572)
Provision for loan losses                                     0             0
Increase in taxes payable                               198,763        13,871
Increase in interest receivable                        (556,113)     (415,131)
Increase (decrease) in interest payable                  87,454       (65,541)
Increase (decrease) in accrued expenses                 (25,760)       14,084
Net (gain) on sale of mortgages                          (7,645)      (12,272)
Change in deferred loan fees                            (74,215)      (17,131)
Increase in prepaid expenses                           (299,378)      (73,811)
                                                   ------------  ------------
Total adjustments                                      (198,583)     (210,264)
                                                   ------------  ------------
Net cash provided by operating activities          $  1,833,441  $  1,397,335
                                                   ============  ============

Non-cash investing activities:

Loans transferred from conforming mortgages        $  1,721,764  $          0

                  BEVERLY NATIONAL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                           (Unaudited)

1.   BASIS OF PRESENTATION

          The interim consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments which are necessary to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 2000.


2.   EARNINGS PER SHARE

     Earnings per share calculations are based on the weighted-average number of common shares outstanding during the period.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

3.   RECLASSIFICATION

     Certain amounts for prior periods have been reclassified to be consistent with the current statement presentation.


4.   IMPACT OF NEW ACCOUNTING STANDARD

    In June 1998, the FASB issued SFAS no. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133, as amended by SFAS 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133 does not have a material effect on the corporation's consolidated financial statements.

                 PART I - FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

Introduction
------------

The following discussion includes Beverly National Corporation (the "Corporation") and its subsidiaries, Beverly National Bank (the "Bank"), and Cabot Street Realty Trust (the "Realty Trust"). The Bank includes its wholly owned subsidiary, Beverly Community Development Corporation.


Summary
-------

The Corporation's net income for the nine months ended September 30, 2000, was $2,032,024 as compared to $1,607,599 for the nine month period ended September 30, 1999. This represents an increase of $424,425 or 26.4%. Basic earnings per share totaled $1.26 for the nine months ended September 30, 2000, as compared to Basic earnings per share of $1.03 for the nine months ended September 30, 1999. On a fully diluted basis, earnings per share for the first nine months of 2000 amounted to $1.17 as compared with $.93 for the same period in 1999. As a result of the increase in earnings during the first nine months of 2000, the Corporation declared and paid quarterly dividends of $.48 per share as compared with $.42 per share during the same period in 1999.

During the first nine months of 2000, the Bank's total assets grew by $24,949,060 or nearly 11.3% and amounted to $246,386,714 at September 30, 2000. Growth in assets was represented in increases in the securities and the loan portfolios. Growth for the nine months were as follows: available for sale securities grew $6,584,267 or 21.9%, held to maturity securities grew $1,052,363 or 6.2%, and Net loans grew $16,967,066 or 11.6%.
Deposits also grew by $22,816,669 or 11.5% during the first nine months of 2000. As a result, total deposits increased from $199,228,713 at December 31,1999 to $222,045,382 at September 30,
2000. Both interest bearing deposits and non-interest bearing deposits grew. Non-interest bearing deposits grew from $44,806,770 at December 31, 1999 to $50,907,334 at September 30,
2000.

              NINE MONTHS ENDED SEPTEMBER 30, 2000
       AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Interest Income
-------------------

Net interest and dividend income for the nine months ended September 30, 2000, totaled $8,526,247 as compared to $7,466,432 for the time period in 1999. This increase was $1,059,815 or 14.2%. Total interest and dividend income equaled $12,791,962 for the nine months ended September 30, 2000 as compared to $11,432,199 for the same time period in 1999, an increase of $1,359,763 or 11.9%. Loan income for the nine months ended September 30, 2000 totaled $10,038,890 as compared to $8,946,223 for the same time period in 1999. This increase of $1,092,667 or 12.2% represents the increased level of loan production and a higher rate environment. Interest and Dividends on Taxable Securities for the nine months ended September 30, 2000 totaled $2,291,151 as compared to $2,083,599 for the same period in 1999. This increase of $207,552 or 10.0% is attributable to a higher volume of investments and a higher rate environment. The interest and dividends on tax exempt securities increased $9,663 or 39.4% for the first nine months of 2000 as compared with the same period of 1999. The interest earned from Federal funds sold increased $49,881 or 13.2% for the nine months ended September 30, 2000 when compared to the same time period in 1999. This is primarily as a result of an increase in the volume of federal funds sold and a higher interest rate environment.

Deposit interest expense equaled $4,263,016 for the nine months ended September 30, 2000, as compared to $3,953,164 for the same period in 1999. This is an increase of $309,852 or 7.8% reflecting higher cost of funds of the Bank due to the rate environment and a higher level of deposits. The Bank generally pays competitive rates for its deposit base in the local market.

Short-term borrowings interest expense equaled $2,699 for the nine months ended September 30, 2000 as compared to none for the same period in 1999. This expense reflects the cost of short-term borrowings at the Federal Home Loan Bank of Boston. There was no notes payable interest expense for the nine months ended September 30, 2000 in comparison to $12,603 for the corresponding time period in 1999. The reduction of such expense reflects the write-off of loan fees relating to the pay-down of a bond in March 1999.



Non-interest Income
-------------------

Non-interest income totaled $2,027,566 for the nine months ended September 30, 2000 as compared to $1,982,739 for nine months ended September 30, 1999. This is an increase of $44,827 or 2.3%. Income from fiduciary activities totaled $1,212,518 for the nine months ended September 30, 2000 as compared to $1,037,280 for the nine months ended September 30, 1999. This $175,238 or 16.9% increase can be attributed to increased trust business. Service charges on deposit accounts totaled $298,130 for the nine months ended September 30, 2000, as compared to $285,543 for the same time period in 1999. Increased electronic banking fees helped create this positive result.

Other deposit fees increased $10,870 or 6.8% for the nine months ended September 30, 2000 as compared to the same time period in 1999. Other income for the nine-month period ended September 30, 2000 totaled $363,594 as compared to $307,645 for the nine-month period ended September 30, 1999, an increase of $55,949 or 18.2%. This increase of income is the result of higher rents collected.

Mortgage servicing expense totaled $16,969 for the nine months ended September 30, 2000 as compared to $192,848 posted as income for the nine months ended September 30, 1999, when mortgage servicing rights were established. The expense noted for the first nine months in 2000 is the result of amortization expense exceeding income relating to the establishment of new mortgage servicing rights during the period.




Non-interest Expense
--------------------

Non-interest expense totaled $7,332,789 for the nine months ended September 30, 2000, as compared to $6,809,672 for the same time period in 1999. This increase totaled $523,117 or 7.7%. This increase is attributed to additional personnel, the establishment of the Manchester Branch and new product delivery systems. Salaries and benefits totaled $4,052,715 for the nine months ended September 30, 2000 and $3,908,250 for the same time period in 1999. This $144,465 or 3.7% increase is primarily due to increased staffing in lending and retail divisions. A reduction of the pension expense accrual was booked during the third quarter 2000 in the amount of $100,450 in comparison to an expense of $52,234. Occupancy expense totaled $779,643 for the nine months ended September 30, 2000 as compared to $641,643 for the same period in 1999 which is an increase of $138,000 or 21.5%. This increase is due to the establishment of the Manchester branch along with higher expenses of repairs and maintenance of facilities. The costs of equipment totaled $442,713 for the nine months ended September 30, 2000 as compared to $328,158 for the same period in 1999. The Manchester Branch and new data processing equipment created this increase. Data processing fees totaled $329,441 for the nine months ended September 30, 2000 as compared to $285,444 for the corresponding time in 1999. Professional fees decreased $84,092 or 34.0% due to lower legal and benefit consulting expenses. Other expenses totaled $1,319,838 for the nine months ended September 30, 2000 as compared to $1,104,062 for the same period in 1999. This reflects an increase of $215,776 or 19.5%, which can be attributed to an expense increase in advertising, public relations, communications and courier services.

Income Taxes
------------

The income tax provision for the nine months ended September 30, 2000 totaled $1,189,000 in comparison to an income tax provision of $1,031,900 for the same time period in 1999. This increase reflects an increase in taxable income.


Net Income
----------

Net income amounted to $2,032,024 for the nine months ended September 30, 2000 as compared to net income of $1,607,599 for the same period in 1999, which is an increase of $424,425 or 26.4%. The earnings increase is due to a stronger net interest margin and higher income from fiduciary activities and a reduction of the pension accrual in 2000 as compared to 1999.

              THREE MONTHS ENDED SEPTEMBER 30, 2000
      AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Interest Income
-------------------

Net interest and dividend income for the three months ended September 30, 2000, totaled $2,964,961 as compared to $2,646,282 for the time period in 1999. This increase was $316,679 or 12.0%. Total interest and dividend income equaled $4,481,615 for the three months ended September 30, 2000 as compared to $3,955,042 for the same time period in 1999, an increase of $526,573 or 13.3%. Loan income for the three months ended September 30, 2000, totaled $3,488,025 as compared to $3,127,794 for the same time period in 1999. This increase of $360,231 or 11.5% represents the increased level of loan production and a higher rate environment. Interest and Dividends on Taxable Securities for the three months ended September 30, 2000 totaled $818,966 as compared to $724,081 for the same period in 1999. This increase of $94,885 or 13.1% is attributable to a higher volume of investments and a higher rate environment. The interest and dividends on tax exempt securities increased $11,154 or 151.0% during the third quarter of 2000 as compared with the same quarter of 1999, due to higher volume. The interest earned from Federal funds sold increased $60,303 or 63.0% for the three months ended September 30, 2000 when compared to the same time period in 1999.

Deposit interest expense equaled $1,516,654 for the three months ended September 30, 2000,as compared to $1,308,760 for the same period in 1999. This increase of $207,894 or 15.9% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

Non-interest Income
-------------------

Non-interest income totaled $695,385 for the three months ended September 30, 2000 as compared to $587,290 for three months ended September 30, 1999. This is an increase of $108,095 or 18.4%. Income from fiduciary activities totaled $408,249 for the three months ended September 30, 2000 as compared to $341,537 for the three months ended September 30, 1999. This $66,712 or 19.5% increase can be attributed to increased trust business. Service charges on deposit accounts totaled $105,104 for the three months ended September 30, 2000, as compared to $98,035 for the same time period in 1999. This increase is due to increased service charges for electronic banking. Other deposit fees were stable for the three months ended September 30, 2000 as compared to the same time period in 1999. Other income for the three-month period ended September 30, 2000 totaled $125,055 as compared to $99,341 for the three-month period ended September 30, 1999, an increase of $25,714 or 25.9%. This increase of income is the result of higher rents collected. Mortgage servicing expense totaled $1,722 for the three months ended September 30, 2000 as compared to an expense of $7,065 for the three months ended September 30, 1999, when mortgage servicing rights were established. The expense is the result of amortization expense exceeding income relating to the establishment of new mortgage servicing rights during the period.

Non-interest Expense
--------------------

Non-interest expense totaled $2,334,918 for the three months
ended   September 30, 2000, as compared to $2,243,938 for the
same time period in 1999. This increase totaled $90,980 or 4.1%. This increase is primarily attributed to additional personnel, the establishment of the Manchester Branch and new delivery systems. Salaries and benefits totaled $1,230,471 for the three months ended September 30, 2000 and $1,320,329 for the same time period in 1999. This $89,858 or 6.8% decrease is due to a reduction of the pension expense accrual booked during the third quarter 2000 in the amount of $100,450 in comparison to an expense of $52,234 for the same period in 1999. Occupancy expense totaled $271,910 for the three months ended September 30, 2000 as compared to $211,752 for the same period in 1999 which is an increase of $60,158 or 28.4%. This increase is due to the establishment of a branch in Manchester along with higher expenses of repairs and maintenance of facilities. The costs of equipment totaled $154,434 for the three months ended September 30, 2000 as compared to $108,713 for the same period in 1999.
The Manchester Branch, ATM equipment and new data processing equipment created this increase. Data processing fees totaled $139,567 for the three months ended September 30, 2000 as compared to $95,903 for the corresponding time in 1999. This increase of $43,664 or 45.5% is due to additional data processing products. Professional fees decreased $26,997 or 36.2% due to lower legal and benefit consulting expenses. Other expenses totaled $447,276 for the three months ended September 30, 2000 as compared to $353,457 for the same period in 1999. This reflects an increase of $93,819 or 26.5%, which can be attributed to an expense increase in advertising, public relations, communications and ATM courier services.

Income Taxes
------------

The income tax provision for the three months ended September 30, 2000 totaled $457,600 in comparison to an income tax provision of $385,000 for the same time period in 1999. This increase reflects an increase of taxable income.


Net Income
----------

Net income amounted to $867,828 for the three months ended September 30, 2000 as compared to net income of $604,634 for the same period in 1999, which is an increase of $263,194 or 43.5%. The earnings increase is due to a stronger net interest margin and higher income from fiduciary activities in 2000 as compared to 1999.


Allowance for Loan Losses
-------------------------

At September 30, 2000, the Corporation's allowance for loan losses was $2,180,852 representing 1.3% of gross loans as compared to $2,132,386 and a ratio of 1.4% of gross loans at December 31, 1999. No provisions to the allowance for loan losses were made during the first nine months of 2000 or 1999, respectively.

The Corporation's non-accrual loans were $430,058 at September
30, 2000 as compared to $362,870 at December 31, 1999.

The ratio of non-performing assets to total loans and mortgages held for sale was 0.26% for September 30, 2000 as compared to 0.24% as of December 31, 1999. This decrease can be attributed to fewer loans that were temporarily overdue 90 days or more and a lower non-accrual balance. The ratio of non-performing assets to allowance for loan losses equaled 19.7% at September 30, 2000 as compared to 17.0% at December 31, 1999.

A total of $61,658 loans were charged off by the Corporation during the nine months ended September 30, 2000 as compared to $9,325 charged off during the corresponding period in 1999. These charged off loans consisted primarily of loans to small businesses and individuals. A total of $110,124 was recovered from previously charged off notes by the Corporation during the nine months ended September 30, 2000, as compared to $218,914 recovered during the corresponding period in 1999.

Capital Resources
-----------------

As of September 30, 2000, the Corporation had total capital in the amount of $22,059,431 as compared with $20,218,279 at December 31, 1999, which represents an increase of $1,841,152 or 9.1%.

The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's total assets. As of September 30, 2000, the Bank's Tier 1 capital amounted to 7.80% of total assets. At September 30, 2000, the Bank's ratio of risk-based capital to risk weighted assets amounted to 13.61%, which satisfies the applicable risk based capital requirements. As of December 31, 1999, the Bank's Tier 1 capital amounted to 8.21% of total assets and risk based capital amounted to 13.81% of total risk based assets.


The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Corporation's total assets. As of September 30, 2000, the Corporation's Tier 1 capital amounted to 8.94% of total assets. At September 30, 2000, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 15.52%, which satisfies the applicable risk based capital requirements.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $6,333,499 or 11.4% at September 30, 2000 of the investment securities portfolio, and $3,203,783 at December 31, 1999, representing 6.9% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goals and general practices are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 10% of total earning assets, So that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently. The Corporation's current practices are consistent with these objectives.

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

                  PART II - Other Information

Item 1.   Legal Proceedings                                  None

Item 2.   Changes in Securities and Use of Proceeds          None

Item 3.   Defaults Upon Senior Securities                    None

Item 4.   Submission of Matters to a Vote of Security        None
          Holders
Item 5.   Other Information                                  None

Item 6.   Exhibits and Reports on Form 8-K

            a.  Exhibits
                27. Financial Data Schedule
            b.  Reports on Form 8-K
                The Corporation did not file any Forms 8-K during the quarter ended September 30, 2000.

                           SIGNATURES


In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BEVERLY NATIONAL CORPORATION
                                                     (Registrant)




Date: November 7, 2000            By:  /s/ Lawrence M.Smith
     -----------------               ----------------------
                                    Lawrence M. Smith
                                    President, Chief Executive Officer

Date: November 7, 2000            By:  /s/ Peter E. Simonsen
     -----------------               -----------------------
                                    Peter E. Simonsen
                                    Treasurer, Principal Financial Officer