Form 10KSB40
period 2000-12-31
BEVERLY NATIONAL CORP
filed 2001-03-30
CIK 742275

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Annual Report

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:      December 31, 2000
                                -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to_____________
Commission file number  33-22224-B
                        ----------

                          Beverly National Corporation
                          ----------------------------
                 (Name of small business issuer in its charter)

A Massachusetts Corporation                                     04-2832201
-------------------------------                         ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

240 Cabot Street Beverly, Massachusetts                           0l9l5
----------------------------------------                        ----------
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

        None
--------------------------------------------------------------------------------

                                (Title of class)

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                               Yes |X|      No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X| NA

State issuer's revenues for its most recent fiscal year.      $20,240,029
                                                              -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act).          $23,207,902
                                     -----------

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date.     1,633,374
                                               ---------


Transitional Small Business Disclosure  format (check one):

Yes |_|       No |X|


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS


PART I                                                      Page
------                                                      ----
      ITEM 1 - DESCRIPTION OF BUSINESS                        4
      ITEM 2 - DESCRIPTION OF PROPERTY                       17
      ITEM 3 - LEGAL PROCEEDINGS                             18
      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                           18

PART II
-------
      ITEM 5 - MARKET FOR COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS               19
      ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS          19
      ITEM 7 - FINANCIAL STATEMENTS                          27
      ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE                      28

PART III
--------
      ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS              28
      ITEM 10-EXECUTIVE COMPENSATION                         30
      ITEM 11-SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT           38
      ITEM 12-CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                               40
      ITEM 13-EXHIBITS, LISTS AND REPORTS ON
                  FORM 8-K                                   43


SIGNATURES                                                   48

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
  REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
  EXCHANGE ACT BY NON-REPORTING ISSUERS

                                     PART I

ITEM l.     DESCRIPTION OF BUSINESS

Beverly National Corporation, a Massachusetts corporation ("Corporation" or "Holding Company"), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Holding Company has one banking subsidiary, Beverly National Bank ("Bank"), and also owns l00% of a Massachusetts Business Trust, Cabot Street Realty Trust. The principal executive office of the Corporation is located at 240 Cabot Street, Beverly, Massachusetts 01915, and the telephone number is (978) 922-2100. The Holding Company owns all outstanding shares of the Bank and Cabot Street Realty Trust.

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

The business of the Bank is not significantly affected by seasonal factors.

In the last five years the Bank derived its operating income from the following sources:

                                                    % of Operating Income
                                            ------------------------------------

                                            2000    1999    1998    1997   1996
                                            ----    ----    ----    ----   ----
Interest and fees on loans                   67%     67%     67%     69%     68%
Interest and dividends on
  Securities and Federal Funds
  Sold                                       19      18      20      18      18

Charges, fees and other
  sources                                    14      15      13      13      14
                                            ------------------------------------
                                            100%    100%    100%    100%    100%
                                            ====================================

Competition

In Massachusetts generally, and in the Bank's primary service area, there is intense competition in the commercial banking industry. In addition to commercial banks, the Bank competes with other financial institutions such as savings banks, savings and loan associations and credit unions in obtaining lendable funds and in making loans. In the Bank's primary service area there are two national banks, one Massachusetts trust company, seven savings banks, three co-operative banks, two credit unions and one finance company.

Regulation of the Corporation

The Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. It is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and files with the Federal Reserve Board the reports as required under the Bank Holding Company Act.

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

Under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve Board promulgated thereunder, no corporation may become a bank holding company as defined therein, without prior approval of the Board. The Corporation received the approval of the Board of Governors to become a bank holding company on May 29, 1984. The Corporation will also have to secure prior approval of the Federal Reserve Board if it wishes to acquire voting shares of any other bank, if after such acquisition it would own or control more than 5% of the voting shares of such bank. The Corporation is also limited under the Bank Holding Company Act of 1956, as amended, as to the types of business in which it may engage.

The Corporation, as a bank holding company, is subject to the Massachusetts Bank Holding Company laws.

The regulations of the Federal Reserve Board, promulgated pursuant to Bank Holding Company Act require bank holding companies to provide the Federal Reserve Board with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Corporation for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the Corporation's consolidated net worth. For purposes of Regulation Y, "net consideration" is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue. However, a bank holding company need not obtain Federal Reserve Board approval of any equity security redemption when: (i) the bank holding company's capital ratios exceed the threshold established for "well-capitalized" state member banks before and immediately after the redemption;(ii) the bank holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

After decades of debate, in November of 1999, Congress passed and President Clinton signed legislation which repealed the restrictions that prohibited most affiliations among bank, securities, and insurance firms. The new law, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (S. 900), provides bank holding companies, banks, securities firms, insurance companies and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." These holding companies will be subject to oversight by the Federal Reserve Board, in addition to the regulatory agencies. Under the financial holding company structure, bank holding companies will have a less-restricted ability to purchase or establish non-bank subsidiaries which are financial in nature or which engage in activities which are incidental or complementary to a financial activity. Additionally, for the first time, securities and insurance firms will be permitted to purchase full-service banks.

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

The impact that Gramm-Leach-Bliley Act is likely to have on the Bank and the Corporation is difficult to predict. While the Act facilitates the ability of financial institutions to offer a wide range of financial services, large financial institutions would appear to be the beneficiaries as a result of this Act because many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services.

To qualify as a financial holding company, a bank holding company must certify to the Federal Reserve System that it and its subsidiary banks satisfy the requisite criteria of being "well-capitalized," "well-managed" and have a CRA rating of "satisfactory" or better. The Corporation meets all of the criteria to qualify as a financial holding company.

Regulation of the Bank

The Bank is subject to regulation by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The business of the Bank is subject in certain areas to state laws applicable to banks.

Employees

The Corporation and the Bank employ 107 officers and employees, of which 90 are full time.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended December 31, 2000, 1999 and 1998. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis.

                                                                      2000
                                                     -----------------------------------
                                                       Average        Interest    Yield/
                                                       Balance        Inc./Exp.    Rate
                                                     -----------------------------------
ASSETS

Federal funds sold                                   $  8,807,104   $    545,306   6.19%
Securities available for sale                          34,717,950      2,210,824   6.37%
Other investment securities (1)                        17,524,419      1,005,545   5.74%
Loans, net of unearned income (1,2,3)                 157,776,160     13,772,731   8.73%
                                                     ------------   ------------
Total earning assets                                  218,825,633     17,534,406   8.01%
                                                     ------------   ------------
Other non interest-earning assets                      22,142,558
                                                     ------------

Total average assets                                 $240,968,191
                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                     $ 46,542,275   $  1,485,226   3.19%
NOW accounts                                           36,204,513        441,197   1.22%
Money market accounts                                  24,944,602        810,148   3.25%
Time deposits $100,000 and over                         6,263,459        348,987   5.57%
Other time deposits                                    52,445,982      2,708,430   5.16%
Short Term borrowings                                      45,082          2,699   5.99%
                                                     ------------   ------------

Total interest-bearing liabilities                    166,445,913      5,796,687   3.48%
                                                     ------------   ------------

Non interest-bearing deposits                          50,971,687
Other non interest-bearing liabilities                  2,172,153
Stockholders' equity                                   21,378,438
                                                     ------------
Total average liabilities and stockholders' equity   $240,968,191
                                                     ============

Net interest income                                                 $ 11,737,719
                                                                    ============
Net yield on interest-earning assets                                               5.36%

(1) Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $138,905. A federal tax rate of 34% was used in performing this calculation.

(2) Includes loan fees of $194,156.

(3) Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (continued)

                                                                        1999
                                                     --------------------------------------
                                                        Average       Interest       Yield/
                                                        Balance       Inc./Exp.       Rate
                                                     --------------------------------------
ASSETS

Federal funds sold                                   $  9,463,613   $    454,811      4.81%
Securities available for sale                          32,884,549      1,711,622      5.20%
Other investment securities (1)                        16,120,001      1,123,786      6.97%
Loans, net of unearned income (1,2,3)                 139,693,823     12,153,940      8.70%
                                                     ------------   ------------
Total earning assets                                  198,161,986     15,444,159      7.79%
                                                     ------------   ------------
Other non interest-earning assets                      18,855,837
                                                     ------------

Total average assets                                 $217,017,823
                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                     $ 44,550,006   $  1,343,448      3.02%
NOW accounts                                           33,033,001        389,628      1.18%
Money market accounts                                  21,182,662        580,121      2.74%
Time deposits $100,000 and over                         6,020,266        310,532      5.16%
Other time deposits                                    48,879,099      2,572,486      5.26%
Notes payable                                              64,272         12,604     19.61%
                                                     ------------   ------------
Total interest-bearing liabilities                    153,729,306      5,208,819      3.39%
                                                     ------------   ------------

Non interest-bearing deposits                          41,811,797
Other non interest-bearing liabilities                  1,964,966
Stockholders' equity                                   19,511,754
                                                     ------------
Total average liabilities and stockholders' equity   $217,017,823
                                                     ============

Net interest income                                                 $ 10,235,340
                                                                    ============
Net yield on interest-earning assets                                                  5.17%

(1) Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $83,658. A federal tax rate of 34% was used in performing this calculation.

(2) Includes loan fees of $208,996.

(3) Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential(Continued)

                                                                       1998
                                                     -------------------------------------
                                                        Average       Interest      Yield/
                                                        Balance       Inc./Exp.      Rate
                                                     -------------------------------------
ASSETS

Federal funds sold                                   $ 18,006,162   $    933,750     5.19%
Securities available for sale                          29,155,874      1,687,359     5.79%
Other investment securities (1)                        12,587,791        887,199     7.05%
Loans, net of unearned income (1,2,3)                 130,398,095     11,809,845     9.06%
                                                     ------------   ------------
Total earning assets                                  190,147,922     15,318,153     8.06%
                                                     ------------   ------------
Other non interest-earning assets                      16,793,656
                                                     ------------

Total average assets                                 $206,941,578
                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                     $ 39,710,542   $  1,199,268     3.02%
NOW accounts                                           31,705,859        508,683     1.60%
Money market accounts                                  23,307,456        743,957     3.19%
Time deposits $100,000 and over                         5,149,262        288,513     5.60%
Other time deposits                                    49,986,897      2,830,595     5.66%
Notes payable                                             385,627         34,680     8.99%
                                                     ------------   ------------
Total interest-bearing liabilities                    150,245,643      5,605,696     3.73%
                                                     ------------   ------------

Non interest-bearing deposits                          37,064,657
Other non interest-bearing liabilities                  1,785,918
Stockholders' equity                                   17,845,360
                                                     ------------

Total average liabilities and stockholders' equity   $206,941,578
                                                     ============

Net interest income                                                 $  9,712,457
                                                                    ============
Net yield on interest-earning assets                                                 5.11%

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

                                                    2000 compared to 1999
                                           -----------------------------------------
                                                      Due to a change in:
                                             Volume(1)       Rate(1)         Total
                                           -----------------------------------------
Interest income from:
 Federal funds sold                        $   (33,238)   $   123,733    $    90,495
 Other securities                               87,876       (206,117)      (118,241)
 Securities available for sale                  99,133        400,069        499,202
 Loans, net of unearned income                  42,005      1,576,786      1,618,791
                                           -----------    -----------    -----------
Total                                          195,776      1,894,471      2,090,247
                                           -----------    -----------    -----------

Interest expense on:
 Savings deposits                               63,637         78,141        141,778
 NOW accounts                                   38,113         13,456         51,569
 Money market accounts                         112,314        117,713        230,027
 Time deposits $100,000 and over                12,899         25,556         38,455
 Other time                                    185,401        (49,457)       135,944
 Short Term borrowings and Notes payable        (2,977)        (6,928)        (9,905)
                                           -----------    -----------    -----------
Total                                          409,387        178,481        587,868
                                           -----------    -----------    -----------
 Net interest income                       $  (213,611)   $ 1,715,990    $ 1,502,379
                                           ===========    ===========    ===========

(1) The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

The following table shows, for the periods indicated, the dollar amount of changes in interest income and interest expense resulting from changes in volume and interest rates.

                                                 1999 as compared to 1998
                                          -------------------------------------
                                                   Due to a change in:
                                          Volume(1)       Rate(1)        Total
                                          -------------------------------------
Interest income from:
 Federal funds sold                       $(414,907)    $ (64,032)    $(478,939)
 Other securities                           246,749       (10,162)      236,587
 Securities available for sale              204,978      (180,715)       24,263
 Loans, net of unearned income              823,787      (479,692)      344,095
                                          ---------     ---------     ---------
Total                                       860,607      (734,601)      126,006
                                          ---------     ---------     ---------

Interest expense on:
 Savings deposits                           144,180           -0-       144,180
 NOW accounts                                20,254      (139,309)     (119,055)
 Money market accounts                      (64,315)      (99,521)     (163,836)
 Time deposits $100,000 and over             45,976       (23,957)       22,019
 Other time                                 (61,617)     (196,491)     (258,108)
 Notes payable                               24,748       (46,825)      (22,077)
                                          ---------     ---------     ---------
Total                                       109,226      (506,103)     (396,877)
                                          ---------     ---------     ---------
 Net interest income                      $ 751,381     $(228,498)    $ 522,883
                                          =========     =========     =========

(1) The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

Investment Portfolio

The following table indicates the carrying value of the Corporation's consolidated investment portfolio at December 31, 2000, 1999 and 1998:

                                        2000 Carrying       1999 Carrying      1998 Carrying
                                            Value               Value               Value
                                        ----------------------------------------------------
Investments Held to Maturity:
 U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies               $14,985,463         $15,983,037         $15,003,624

 Obligations of states and
 political subdivisions                    1,646,219             695,000             849,000

 Other debt securities                       500,000             400,000             300,000
                                         -----------         -----------         -----------
                                         $17,131,682         $17,078,037         $16,152,624
                                         ===========         ===========         ===========

Federal Reserve Bank Stock               $    97,500         $    97,500         $    97,500
                                         ===========         ===========         ===========

Federal Home Loan Bank Stock             $   636,200         $   636,200         $        --
                                         ===========         ===========         ===========

Investments Available for Sale           $37,934,262         $30,017,299         $31,879,320
                                         ===========         ===========         ===========

The following table shows the maturities, amortized cost basis and weighted average yields of the Corporation's consolidated investment in held to maturity and available for sale debt securities at December 31, 2000. The yields on state and municipal securities are presented on a tax equivalent basis. A federal tax rate of 34% was used in performing this calculation.*

                                             After one             After five
(In Thousands)          Within               but within            but within
                       one year              five years            ten years
Maturing:         Amount       Yield    Amount       Yield    Amount       Yield
---------        -------------------   --------------------  -------------------
U.S. Govt
& Agency
obligations      $ 7,999       5.44%   $40,808       6.28%   $ 3,490       6.99%

State and
Political
subdivisions         995       6.26%       210       5.39%       442       6.55%

Other
securities             0                   400       7.87%       100       6.00%
                 -------               -------               -------
                 $ 8,994       5.53%   $41,418       6.29%   $ 4,032       6.92%
                 =======               =======               =======

      * Federal Reserve Bank Stock and FHLB Stock are not included.

Non-Accrual, Past Due and Restructured Loans

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

(In Thousands)                                    2000         1999         1998
                                                  ----         ----         ----

Loans, non-accrual                                $415         $363         $297

Loans past due 90 days or
more and still accruing                            -0-          200          173
                                                  ----         ----         ----
                 Total                            $415         $563         $470
                                                  ====         ====         ====

The amount of interest income recorded during 2000, 1999 and 1998 on non-accrual loans and restructured loans outstanding at December 31, amounted to $7,792 in 2000, $3,932 in 1999 and $234 in 1998. Had these loans performed in accordance with their original terms, the amount recorded would have been $40,671 in 2000, $28,777 in 1999, and $36,165 in 1998.

As of December 31, 2000, there were no loans which are not included above but were known to have information about possible credit problems of borrowers which caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

There are no industry concentrations in the Bank's loan portfolio, however, there is a geographical concentration of loans secured by property located within the Bank's market area in northeastern Massachusetts.

Loan Portfolio

The following table summarizes the distribution of the Bank's loan portfolio and mortgages held for sale as of December 31 for the years indicated: (in thousands)

                                       2000         1999         1998         1997         1996
                                       ----         ----         ----         ----         ----
Commercial, financial
& agricultural                      $  26,985    $  25,018    $  24,987    $  22,180    $  16,947

Real estate-construction and land
development                             3,532        6,278        2,926        6,507        5,847

Real estate-residential                73,106       57,827       51,256       49,517       40,983

Real estate-commercial                 51,361       48,546       44,223       44,242       46,150

Consumer                                8,857        8,239        8,242        7,652        6,538

Municipal tax-exempt obligations        6,625        3,477        2,670        2,750          452

Other                                     766          741        1,318          517          583
                                    ---------    ---------    ---------    ---------    ---------
                                      171,232      150,126      135,622      133,365      117,500

Allowance for loan losses              (1,913)      (2,132)      (1,935)      (2,163)      (2,197)
Deferred loan costs (fees), net           299          209          137           19          (86)

                                    ---------    ---------    ---------    ---------    ---------
        Net loans                   $ 169,618    $ 148,203    $ 133,824    $ 131,221    $ 115,217
                                    =========    =========    =========    =========    =========

Loan maturities for commercial, financial and agricultural loans at December 31, 2000 were as follows: $13,641,918 due in one year or less; $12,105,247 due after one year through five years; $1,238,021 due after five years. Of the Bank's commercial, financial and agricultural loans due after one year, $2,423,737 have floating or adjustable rates and $10,919,531 have fixed rates.

Loan maturities for real estate construction and land development at December 31, 2000 were as follows: $2,135,674 due in one year or less, $660,878 due after one year through five years and $735,030 due after five years. Of the Bank's real estate construction and land development loans due after one year, $1,395,908 have adjustable rates and none have fixed rates.

Summary of Loan Loss Experience

The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for loan losses at December 31 for each of the years indicated:

          (In Thousands)               2000          1999          1998         1997          1996
                                       ----          ----          ----         ----          ----
Average loans outstanding,
net of unearned income              $ 157,776     $ 139,694     $ 130,398     $ 124,368     $ 110,538
                                    =========     =========     =========     =========     =========

Allowance for loan losses

Balance at beginning of  period     $   2,132     $   1,935     $   2,163     $   2,198     $   2,073
                                    ---------     ---------     ---------     ---------     ---------
Charge-offs:
 Real Estate-Construction                   0             0             0             0             0
 Real Estate-Residential                    0             0           (97)          (25)            0
 Real Estate-Commercial                   (31)           (2)            0           (14)         (669)
 Commercial, Financial & Agric.          (294)           (5)         (172)          (10)          (76)
 Consumer                                 (24)          (14)          (13)           (5)           (9)
 Municipal Tax-Exempt obligations           0             0             0             0             0
 Loans to Depository Inst                   0             0             0             0             0
 Other Loans                                0             0             0             0             0

Recoveries:
 Real Estate-Construction                   0             0             0             0             0
 Real Estate-Residential                   23             6             5             0           208
 Real Estate-Commercial                    31           190            43            14           265
 Commercial, Financial & Agric.            50            19             5             3           385
 Consumer                                  26             3             1             2            21
 Municipal Tax Exempt Loans                 0             0             0             0             0
 Loans to Depository Inst.                  0             0             0             0             0
 Other loans                                0             0             0             0             0
                                    ---------     ---------     ---------     ---------     ---------
Net (charge-offs) recoveries             (219)          197          (228)          (35)          125
                                    ---------     ---------     ---------     ---------     ---------

Provision for loan losses                   0             0             0             0             0
                                    ---------     ---------     ---------     ---------     ---------
Balance at period end               $   1,913     $   2,132     $   1,935     $   2,163     $   2,198
                                    =========     =========     =========     =========     =========
Ratio of net (charge-offs)
recoveries to average loans             (0.14%)        0.14%        (0.17%)       (0.03%)        0.11%
                                    =========     =========     =========     =========     =========

Allowance for Loan Losses:

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

The following table reflects the allocation of the allowance for loan losses and the percentage of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

                                      2000                1999                1998                1997                1996
                                          Percent              Percent             Percent             Percent             Percent
                                          of                   of                  of                  of                  of
                                          Loans                Loans               Loans               loans               loans
                                          in                   in                  in                  in                  in
                                          Category             Category            Category            category            category
                                          to                   to                  to                  to                  to
                                          total                total               total               total               total
(IN THOUSANDS)                  Amt.      loans      Amt.      loans     Amt.      loans     Amt.      loans.    Amt.      loans
Commercial, Financial &
Agricultural                    $  924      15.7%    $ 929      16.8%   $1,079      18.4%   $  809      16.7%   $  397      14.6%
Real Estate-Construction            75       2.1%       72       4.2%       13       2.2%       35       4.8%       41       5.0%
Real Estate-Residential            202      42.7%      154      38.4%      203      37.7%      153      35.7%      309      34.3%
Real Estate-Commercial             416      30.0%      549      32.3%      372      32.6%      448      34.6%      606      39.6%
Consumer                            39       5.2%       29       5.5%       29       6.2%       28       5.7%        9       5.6%
Municipal Tax Exempt
Loans                                0       3.9%       34       2.3%        0       1.9%        0       2.1%        0       0.4%
Other                                0       0.4%        0       0.5%        0       1.0%        0       0.4%        0       0.5%
Unallocated                        257       0.0%      365       0.0%      239       0.0%      690       0.0%      836       0.0%
                                ------     -----     -----     -----    ------     -----    ------     -----    ------    ------
                 Total          $1,913     100.0%    $2132     100.0%   $1,935     100.0%   $2,163     100.0%   $2,198     100.0%
                                ------     -----     -----     -----    ------     -----    ------     -----    ------    ------

Deposits

The following table shows the average deposits and average interest rate paid for the last three years:

                                 2000                           1999                           1998
                      -------------------------      -------------------------      -------------------------
                         Average        Average         Average        Average         Average        Average
                         Balance         Rate           Balance         Rate           Balance         Rate
                      ------------      -------      ------------      -------      ------------      -------
Demand Deposits       $ 50,971,687       0.00%       $ 41,811,797       0.00%       $ 37,064,657       0.00%

NOW Accounts            36,204,513       1.22%         33,033,001       1.18%         31,705,859       1.60%

Money Market
Accounts                24,944,602       3.25%         21,182,662       2.74%         23,307,456       3.19%

Savings Deposits        46,542,275       3.19%         44,550,006       3.02%         39,710,542       3.02%

Time Deposits
$100,000 and over        6,263,459       5.57%          6,020,266       5.16%          5,149,262       5.60%
Other Time Deposits     52,445,982       5.16%         48,879,099       5.26%         49,986,897       5.66%
                      ------------                   ------------                   ------------

    Total             $217,372,518       3.48%       $195,476,831       3.38%       $186,924,673       3.72%
                      ============                   ============                   ============

As of December 31, 2000, the Bank had certificates of deposit in amounts of $100,000 and over aggregating $7,636,746. These certificates of deposit mature as follows:

             Maturity                                          Amount
             --------                                          ------

  3 months or less                                          $ 2,687,521
  Over 3 months through 6 months                              2,446,127
  Over 6 months through 12 months                               970,087
  Over 12 months                                              1,533,011
                                                            -----------

                                        Total               $ 7,636,746
                                                            ===========

Return on Equity and Assets

The following table summarizes various financial ratios of the Corporation for each of the last two years:

                                                         Year ended December 31,
                                                         -----------------------
                                                           2000           1999
                                                           ----           ----
Return on average total
 assets (net income divided
 by average total assets)                                  1.12%          1.03%

Return on average
 stockholders' equity
 (net income divided by
 average stockholders' equity)                            12.63%         11.44%

Dividend payout ratio
 (total declared dividends
 divided by net income)                                   39.55%         39.98%

Equity to assets ratio
 (average stockholders' equity
 as a percentage of average
 total assets)                                             8.87%          8.99%

Short-Term Borrowings

The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank's business. Federal funds purchased represent daily transactions which the Bank uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily reflecting existing market conditions. There were no short-term borrowings during 1999 or 1998. Listed below are the short term borrowings during 2000.

                                         2000
                                         ----

Average year to date balance:         $45,082

Yield                                   5.99%

ITEM 2. DESCRIPTION OF PROPERTY

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

The Bank's Topsfield office (2,310 square feet) at 15 Main Street, Topsfield, Massachusetts is renewed by the Bank from a third party with a term that expired February 2005 with additional (1) five-year renewal and the 2000 annual rent of $40,399.

The Bank's North Beverly Plaza office (5,126 square feet) at 63 Dodge Street, Beverly, Massachusetts is leased by the Bank from a third party with a term that expires October 2001 with one five-year renewal and a current annual rent of $40,500.

The Bank, in 1997, established a full-service Branch Office, at Cummings Center (3,502 square feet), Cummings Center, 100 Cummings Center-Suites 101M and 101N, Beverly, Massachusetts. The 2000 annual rent for the Cummings Center Branch is $66,678 with a term that expires September 2001.

The Bank, in January 2000, established a full-service branch office (1,250 square feet) at 11 Summer Street, Manchester-by-the-Sea, Massachusetts. The 2000 annual rent for the Manchester Branch Office is $39,000 with a term that expires December 2029.

The Bank has ten automated teller machines ("ATMs") in Massachusetts of which three are stand alone and are located at Beverly Hospital, Herrick Street, Beverly, Crosby's Market, Manchester-by-the-Sea, Cummings Center parking lot, 100 Cummings Center, Beverly, along with eight cash dispensing machines.

The Bank maintains two high school branches: Hamilton-Wenham Regional High School (340 square feet) at Bay Road, Hamilton, Massachusetts; and Beverly High School (491 square feet) at Sohier Road, Beverly, Massachusetts.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

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

The following table sets forth, to the best knowledge of Management the representative prices, for each quarterly period during the last two years. The sale prices of these market trades are based on private transactions that management is aware of and transactions reported on Bloomberg.

                                                2000                   1999
                                                ----                   ----
      Quarter ended March 31,              $14.00 - 16.25         $17.00 - 18.50
      Quarter ended June 30,                14.00 - 14.75          15.50 - 17.00
      Quarter ended Sept. 30,               14.13 - 14.56          14.75 - 16.63
      Quarter ended Dec. 31,                14.63 - 15.63          14.00 - 15.50

Capital

The Corporation's ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and Massachusetts corporate law. As a practical matter, the Corporation's ability to pay dividends is generally limited by the Bank's ability to dividend funds to the Corporation.

For restrictions on the ability of the Bank to pay dividends to the Corporation, see Note 15, of the financial statements.

The number of record holders of the Corporation's common stock was 344 as of March 3, 2001. The Corporation declared quarterly cash dividends on its outstanding common stock, which amounted to an aggregate dividend per share of $.66 during 2000 and a $.57 dividend per share during 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS 2000 AS COMPARED TO 1999

The total assets of the Corporation as of December 31, 2000, amounted to $264,103,525 as compared to $221,437,654 in 1999. This increase amounted to $42,665,871 or 19.3%.

The economy of the Corporation's market area is considered stable.

Investment Portfolio

The securities reported in Available-for-Sale are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. The securities reported in Securities-Held-to-Maturity are carried at amortized cost.

Securities-Held-to-Maturity

The investments in Securities-Held-to-Maturity totaled $17,131,682 at December 31, 2000 as compared to $17,078,037 at December 31, 1999. This is an increase of $53,645 or 0.3%. U.S. Treasury and U.S. Agency obligations totaled $14,985,463 at December 31, 2000 as compared to $15,983,037 at December 31, 1999, a decrease of $997,574 or 6.2%. The majority of investment purchases were made in the 24 to 60-month maturity range. State and municipal obligations held to maturity totaled $1,646,219 at December 31, 2000, as compared to $695,000 at December 31, 1999. This increase totaled $951,219 or 136.9%. The increase in the state and municipal portfolio is attributed to purchases of securities of local municipalities. Management continues the investment focus on short to medium term U.S. Treasury Notes and Government agencies.

It is management's intent to hold those securities designated as held-to-maturity in the investment securities portfolio until maturity. The strategic maturity spread of the portfolio includes consideration of foreseeable events and liquidity conditions.

Securities-Available-for-Sale

The balance of Securities-Available-for-Sale totaled $37,934,262 as of December 31, 2000 as compared to the balance of Securities-Available-for-Sale, which totaled $30,017,299 as of December 31, 1999, an increase of $7,916,963 or 26.4%.
These investments are primarily comprised of short to medium term U.S. Treasury and U.S. Government Agency Securities. This position is designed to give the Bank flexibility in managing liquidity needs.

Federal Funds Sold

The balance of federal funds sold totaled $1,000,000 at December 31, 2000 in comparison to $4,400,000 at December 31, 1999, reflecting the deployment of assets into higher yielding instruments. Despite such strategy, the Bank's liquidity position is considered to be adequate.

Loans

Net Loans at December 31, 2000, totaled $169,418,472 as compared to $146,853,578 at December 31, 1999. This increase was $22,564,894 or 15.4%.

Commercial Loans totaled $26,985,224 at December 31, 2000, as compared to $25,018,277 at December 31, 1999. This is an increase of $1,966,947 or 7.9%.
This is attributed to increased business from merged banks in the area. The growth in the Bank's loan portfolio has been primarily in the municipal, commercial real estate, and residential real estate portfolios. Municipal loans totaled $6,625,815 at December 31, 2000, as compared to $3,476,578 at December 31, 1999. This is an increase of $3,149,237 or 90.6%, which can be attributed to an increase in industrial revenue bond activity. Real estate residential loans, excluding mortgage loans held for sale, totaled $72,905,875 at December 31, 2000, as compared to $56,478,166 at December 31, 1999. This is an increase of $16,427,709 or 29.1%. The increase of residential mortgage loan balances can be attributed to aggressive marketing, a strong economy and favorable interest rate environment. Real estate commercial loans totaled $51,360,964 at December 31, 2000 as compared to $48,546,154 at December 31, 1999, representing an increase of $2,814,810 or 5.8%. There has been increased competition for commercial loans, from both traditional and non-traditional sources, during both 2000 and 1999. Consumer loans totaled $8,857,132 at December 31, 2000, as compared to

$8,238,379 at December 31, 1999. This is an increase of $618,753 or 7.5%. There are no industry concentrations in the Bank's loan portfolio. The Corporation is however exposed to geographic concentrations as the majority of the Bank's loan portfolio is composed of loans secured by real estate located in the Bank's market area.

Premises and Equipment

Premises and equipment totaled $5,140,697 at December 31, 2000, as compared to $5,135,817 at December 31, 1999. This is a net increase of $4,880 or 0.1%, which can be attributed to additional data processing equipment, construction of the Manchester-by-the-Sea branch and personal computer upgrades in 2000, offset by depreciation expense.

Deposits

Deposits totaled $238,874,861 at December 31, 2000, as compared to $199,228,713 at December 31, 1999. The increase of $39,646,148 or 19.9% can be attributed to deposit products being priced competitively to increase market share. The Bank has focused on core deposit growth. The continued growth of the core deposits is attributable to the ongoing effort to develop and maintain relationship banking with our customers.

Capital

The primary increase in capital of $2,516,953 can be attributed to internal capital growth of $1,632,789 (net income less dividends) and exercised stock options and related activity of $498,841. The positive change in the net unrealized gain (net of tax) for the available-for-sale securities totaled $385,323.

Consolidated Statements of Income

Net Interest Income

Net interest and dividend income totaled $11,598,814 for the year ended December 31, 2000, as compared to $10,151,682 for the year ended December 31, 1999. This increase was $1,447,132 or 14.3%. The interest income and interest expense described below created this occurrence.

Loan Income

Interest and fees on loans totaled $13,655,468 for the year ended December 31, 2000, as compared to $12,081,117 for 1999. This is an increase of $1,574,351 or 13.0%. The loan portfolio continued to change in composition during the year, especially in the increase of residential real estate loans in 2000. The growth of loan income can be based on the increased volume of loans.

Investment Securities Income

Taxable investment securities income for the 12 months ended December 31, 2000, totaled $3,121,270 as compared to $2,789,048 for the same time period in 1999. This is an increase of $332,222 or 11.9%. The average balance of taxable investments of U.S. Treasury notes and government agencies increased in 2000 and the investments purchased during the year were invested at higher rates.

Other Interest Income

Other interest income totaled $545,306 for the 12 months ended December 31, 2000, as compared to $454,811 for the same time period in 1999, an increase of $90,495 or 19.9%. This increase is attributed to a higher interest rate environment for federal funds sold.

Interest Expense

Interest expense on deposits totaled $5,793,988 for the year ended December 31, 2000, as compared to $5,196,215 for the year ended December 31, 1999. This is an increase of $597,773 or 11.5%. The increase of certificate of deposit balances along with core deposit growth created higher expense. The interest expense on short-term borrowings for the 12 months ended December 31, 2000 totaled $2,699. There were no short-term borrowings for the 12 months ending December 31, 1999. Interest on notes payable totaled $-0- for the year ended December 31, 2000, as compared to $12,604 for the year ended December 31, 1999, a decrease of $12,604 or 100.0%. This situation was created by the payoff of the Cabot Street Realty Trust Industrial Revenue Bond.

Loan Loss Provision

There were no provisions to the allowance for loan losses ("ALLL") during 2000 and 1999. No provisions were warranted because of improved collateral values and quality throughout most of the loan portfolio. At December 31, 2000 the Corporation's allowance for loan losses was $1,912,696 representing 1.2% of gross loans at December 31, 2000, as compared to $2,132,386, representing a ratio of 1.4% of total loans at December 31, 1999. The variance of this ratio reflects the continued growth in the loan portfolio during 2000. However, such growth was primarily in secured loans, which do not warrant substantial allocations within the ALLL.

Additional factors eliminated the need for provisions during 2000 included management's evaluation of economic conditions including the stabilization and improvement of the local economy. The Corporation's non-accrual loans totaled to $414,892 at December 31, 2000, as compared to $362,870 at December 31, 1999. Combined non-accrual loans and past due loans 90 days or more remained low and amounted to $414,892 at December 31, 2000, as compared to $562,367 at December 31, 1999.

The ratio of non-performing assets to total loans, mortgages held for sale and other real estate owned ("OREO") was 0.24% for December 31, 2000, as compared to 0.38% as of December 31, 1999. The ratio of allowance for loan losses to non-performing assets equaled 461.0% at December 31, 2000, as compared to 379.2% at December 31, 1999.

A total of $349,349 loans were charged off by the Corporation during 2000 as compared to $21,027 charged off during the corresponding period in 1999. These charge-offs consisted primarily of loans to small businesses. Recoveries of loans previously charged off totaled $129,659 during 2000 as compared to $218,872 during the corresponding period in 1999. Management does not consider the increase in charged off loans and the reduction of recoveries of previously charged off loans to be indicative of any trends.

Non-Interest Income

Non-interest income totaled $2,844,528 in 2000 as compared to $2,609,112 in 1999. Income from fiduciary activities totaled $1,609,745 for the 12 months ended December 31, 2000, as compared to $1,403,933 for the same time period in 1999, an increase of $205,812 or 14.6%. Core earnings from recurring fiduciary income increased. Service charges and other deposit fees remained stable. Other income totaled $588,997 for the 12 months ended December 31, 2000 as compared to $599,173 for the same period in 1999.

Other Expense

The total non-interest expense totaled $10,174,946 for 2000 as compared to $9,170,814 in 1999. This is an increase of $1,004,132 or 10.9%. Salaries and benefits expense increased $254,590 or 4.9%, because of additional personnel in the retail expansion and commercial loans. Occupancy expense increased $189,577 or 22.5%. This increase represents a new branch in Manchester, additional rents along with repairs and maintenance. Equipment costs totaled $568,840 for the 12 months ending December 31, 2000 as compared to $453,808 for the same period in 1999. This increase of $115,032 or 25.4% can be attributed to the Manchester Branch, check processing equipment and continued upgrades of computer equipment to support the technology of both the Bank and Trust Department operating systems. Data Processing costs totaled $427,868 for the twelve months ended December 31, 2000 as compared to $381,673 for the same period in 1999. This increase is due to higher contractual costs along with additional services and products introduced. Stationery and supplies costs totaled $215,021 for the twelve months ended December 31, 2000 as compared to $240,039 for the same period in 1999. Professional fees decreased $120,640 or 34.7% due to a reduction of legal services. Marketing and Public Relations increased $73,225 or 25.3% as commitments to the local communities have increased for the celebration of the Banks 200th anniversary. Other expenses totaled $1,646,620 for 2000 as compared to $1,333,997 in 1999 a variance of $312,623 or 23.4% which can be attributed to increased training consultants, communication, and electronic banking expense.

Income Taxes

Income tax expense totaled $1,567,405 for the year ended December 31, 2000 as compared to $1,357,339 for the same time period in 1999. This increase reflects the increase of taxable income.

Net Income

Net income was $2,700,991 for 2000 as compared to $2,232,641 for 1999, which is an increase of $468,350 or 21.0%.

Capital Resources

As of December 31, 2000, the Corporation had total capital in the amount of $22,735,232 as compared with $20,218,279 at December 31, 1999, which represents an increase of $2,516,953 or 12.4%. The capital ratios of the Corporation and the Bank exceed applicable regulatory requirements (see Note 15).

Banks and bank holding companies are generally required to maintain Tier 1 capital at a level equal to or greater than 4.0% to their adjusted total assets. As of December 31, 2000, the Bank's Tier 1 capital amounted to 7.71% as compared to 8.21% of total average assets at December 31, 1999.

Similarly, the Corporation's Tier I capital amounted to 9.41% at December 31, 2000 as compared to 9.44% at December 31, 1999 (see Note 15). Banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At December 31, 2000, the Bank's ratio of risk based capital to risk weighted assets amounted to 12.13% for Tier 1 and 13.33% for total capital, which satisfies the applicable risk-based capital requirements. At December 31, 1999, the Bank's ratio of risk-based capital to risk-weighted assets amounted to 12.56% for Tier 1 and 13.81% for total capital. Similarly, the Corporation's ratio of risk-based capital to risk-weighted assets, at December 31, 2000, amounted to 14.01% for Tier I and 15.19% for total capital which exceeds all applicable regulatory requirements. At December 31, 1999, the Corporation's ratio of risk-based capital to risk-weighted assets amounted to 14.17% for Tier 1 and 15.43% of total capital. In the opinion of management, capital levels are adequate to meet the presently foreseeable needs of the Corporation and the Bank.

Liquidity

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

Marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Total securities maturing in one year or less amounted to approximately $9,361,722 or 16.8% at December 31, 2000 of the investment securities portfolio, and $3,564,782 at December 31, 1999, representing 7.5% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity.

The Corporation's goals are to be neutral with respect to interest rate sensitivity, and to maintain a net cumulative gap at one year of less than 10% of total earning assets. The Corporation believes that it is successfully managing its interest rate risk. Listed below is a gap analysis as of December 31, 2000 by repricing date or maturity.

Gap Analysis

(In Thousands)                0-31         1-3          3-6          6-12         1-5        Over 5
                              Days        Months       Months       Months       Years        Years
                              ----        ------       ------       ------       -----        -----
ASSETS

Investments                 $  2,000     $  5,999     $    110     $  1,884     $  6,597     $    542

Investments
 Available for Sale(2)         2,712        6,970            0        3,000       24,950          940

Interest bearing demand
  deposits                       121            0            0            0            0            0

Fed Funds Sold                 1,000            0            0            0            0            0

Total Loans(1)                20,100        3,364        5,585       14,096       57,499       70,687

Mortgages Held for Sale            0            0            1            5           14          180
                            --------     --------     --------     --------     --------     --------
Total Earning Assets          25,933       16,333        5,696       18,985       89,060       72,349

LIABILITIES

Non-interest bearing
  Deposits                         0            0            0            0            0       66,438

Savings                            0           39       16,285            0       32,989            0

NOW Accounts                       0            0       13,475            0       27,358            0

Money Market Accounts         23,581            0            0            0            0            0

Time Deposits
  $100,000 and over              592        2,470        1,504          856        1,285            0

Other time deposits            3,184       19,325        7,779       12,128        9,586            1
                            --------     --------     --------     --------     --------     --------
Total Deposits                27,357       21,834       39,043       12,984       71,218       66,439

Borrowings                         0            0            0            0            0            0

Total Deposits &
  Borrowings                  27,357       21,834       39,043       12,984       71,233       66,454
                            --------     --------     --------     --------     --------     --------
Net Asset (Liability) Gap   $ (1,424)    $ (5,501)    $(33,347)    $  6,001     $ 17,842     $  5,910
                            ========     ========     ========     ========     ========     ========

Cumulative Gap              $ (1,424)    $ (6,925)    $(40,272)    $(34,271)    $(16,429)    $(10,519)
                            ========     ========     ========     ========     ========     ========

% Cumulative Gap                (.65%)      (3.16%)     (18.40%)     (15.66%)      (7.50%)      (4.81%)

(1)  Includes net deferred loan costs
(2)  Includes Federal Reserve Bank stock and Federal Home Loan Bank stock

Forward Looking Statements

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

ITEM 7. FINANCIAL STATEMENTS

      Index to Consolidated Financial Statements

      Description                                                 Page Reference
      --------------------------------------------------------------------------

Consolidated Balance Sheets at
   December 31, 2000 and 1999                                          FS 29

Consolidated Statements of Income for the years
   ended December 31, 2000, 1999 and 1998                              FS 30

Consolidated Statements of Changes in Stockholders'
   Equity for the years ended December 31, 2000, 1999 and 1998         FS 31-32

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998                                    FS 33-34

Notes to Consolidated Financial Statements for the years ended
   2000, 1999 and 1998 including:                                      FS 35-53

Parent Company Only Balance Sheets at December 31, 2000 and 1999       FS 54

Parent Company Only Statements of Income for the years ended
  December 31, 2000, 1999 and 1998                                     FS 55

Parent Company Only Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                                     FS 56

The Board of Directors and Stockholders
Beverly National Corporation
Beverly, Massachusetts

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Beverly National Corporation and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly National Corporation and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.


                                              SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 8, 2001

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                                                                       2000             1999
                                                                                  -------------    -------------
ASSETS
Cash and due from banks                                                           $  27,780,903    $  11,978,530
Interest bearing demand deposits with other banks                                       121,830
Federal funds sold                                                                    1,000,000        4,400,000
                                                                                  -------------    -------------
           Cash and cash equivalents                                                 28,902,733       16,378,530
Investments in available-for-sale securities (at fair value)                         37,934,262       30,017,299
Investments in held-to-maturity securities (fair values of $17,056,023 as of
   December 31, 2000 and $16,752,628 as of December 31, 1999)                        17,131,682       17,078,037
Federal Home Loan Bank stock, at cost                                                   636,200          636,200
Federal Reserve Bank stock, at cost                                                      97,500           97,500
Loans, net of the allowance for loan losses of $1,912,696 and
   $2,132,386, respectively                                                         169,418,472      146,853,578
Mortgages held-for-sale                                                                 200,269        1,349,314
Premises and equipment                                                                5,140,697        5,135,817
Accrued interest receivable                                                           1,890,088        1,268,741
Other assets                                                                          2,751,622        2,622,638
                                                                                  -------------    -------------
           Total assets                                                           $ 264,103,525    $ 221,437,654
                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                            $  66,437,616    $  44,806,770
   Interest-bearing                                                                 172,437,245      154,421,943
                                                                                  -------------    -------------
           Total deposits                                                           238,874,861      199,228,713
Other liabilities                                                                     2,493,432        1,990,662
                                                                                  -------------    -------------
           Total liabilities                                                        241,368,293      201,219,375
                                                                                  -------------    -------------
Stockholders' equity:
   Preferred stock, $2.50 par value per share; 300,000 shares authorized;
     issued and outstanding none
   Common stock, par value $2.50 per share; authorized 2,500,000 shares; issued
     1,678,898 shares as of December 31, 2000 and 1,622,018 shares as of
     December 31, 1999; outstanding, 1,632,774 shares as of December 31, 2000
     and 1,575,894 shares as of December 31, 1999                                     4,197,245        4,055,045
   Paid-in capital                                                                    2,929,381        2,572,740
   Retained earnings                                                                 15,982,441       14,349,652
   Treasury stock, at cost (46,124 shares)                                             (427,467)        (427,467)
   Accumulated other comprehensive income (loss)                                         53,632         (331,691)
                                                                                  -------------    -------------
           Total stockholders' equity                                                22,735,232       20,218,279
                                                                                  -------------    -------------
           Total liabilities and stockholders' equity                             $ 264,103,525    $ 221,437,654
                                                                                  =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2000, 1999 and 1998

                                                                  2000          1999          1998
                                                              -----------   -----------   -----------
Interest and dividend income:
   Interest and fees on loans                                 $13,655,468   $12,081,117   $11,748,027
   Interest and dividends on securities:
     Taxable                                                    3,121,270     2,789,048     2,533,214
     Tax-exempt                                                    63,653        31,864        30,784
     Dividends on marketable equity securities                      9,804         3,661
   Other interest                                                 545,306       454,811       933,750
                                                              -----------   -----------   -----------
           Total interest and dividend income                  17,395,501    15,360,501    15,245,775
                                                              -----------   -----------   -----------
Interest expense:
   Interest on deposits                                         5,793,988     5,196,215     5,571,016
   Interest on other borrowed funds                                 2,699
   Interest on notes payable                                                     12,604        34,680
                                                              -----------   -----------   -----------
           Total interest expense                               5,796,687     5,208,819     5,605,696
                                                              -----------   -----------   -----------
           Net interest and dividend income                    11,598,814    10,151,682     9,640,079
                                                              -----------   -----------   -----------
Provision for loan losses
                                                              -----------   -----------   -----------
           Net interest and dividend income after provision
              for loan losses                                  11,598,814    10,151,682     9,640,079
                                                              -----------   -----------   -----------
Other income:
   Income from fiduciary activities                             1,609,745     1,403,933     1,228,191
   Service charges on deposit accounts                            406,431       389,062       387,608
   Other deposit fees                                             239,355       216,944       223,968
   Other income                                                   588,997       599,173       371,462
                                                              -----------   -----------   -----------
           Total other income                                   2,844,528     2,609,112     2,211,229
                                                              -----------   -----------   -----------
Other expense:
   Salaries and employee benefits                               5,468,508     5,213,918     4,914,604
   Occupancy expense                                            1,033,288       843,711       788,305
   Equipment expense                                              568,840       453,808       434,668
   Contributions                                                  224,870        66,322        86,460
   Data processing fees                                           427,868       381,673       269,142
   Marketing and public relations                                 362,498       289,273       360,942
   Stationery and supplies                                        215,021       240,039       174,701
   Professional fees                                              227,433       348,073       269,253
   Other expense                                                1,646,620     1,333,997     1,175,916
                                                              -----------   -----------   -----------
           Total other expense                                 10,174,946     9,170,814     8,473,991
                                                              -----------   -----------   -----------
           Income before income taxes                           4,268,396     3,589,980     3,377,317
Income taxes                                                    1,567,405     1,357,339     1,237,406
                                                              -----------   -----------   -----------
           Net income                                         $ 2,700,991   $ 2,232,641   $ 2,139,911
                                                              ===========   ===========   ===========

Earnings per common share                                     $      1.67   $      1.43   $      1.39
                                                              ===========   ===========   ===========

Earnings per common share, assuming dilution                  $      1.55   $      1.29   $      1.24
                                                              ===========   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2000, 1999 and 1998

                                        Common         Paid-in          Retained         Treasury
                                        Stock          Capital          Earnings          Stock
                                      ----------     ----------       -----------       ---------
Balance, December 31, 1997            $1,978,373     $4,319,092       $11,558,988       $(572,093)
Comprehensive income:
   Net income                                                           2,139,911
   Net change in unrealized
      holding gain on available-
      for-sale securities, net of
      tax effect
        Comprehensive income
Stock split (2 for 1)                  1,978,372     (1,978,372)
Tax benefit for stock options                            12,357
Unearned compensation
   payment
Dividends declared ($.45
   per share)                                                            (689,214)
Sale of stock on exercise of
   stock options                          67,500        117,596                           144,626
                                      ----------     ----------       -----------       ---------
Balance, December 31, 1998             4,024,245      2,470,673        13,009,685        (427,467)
Comprehensive income:
   Net income                                                           2,232,641
   Net change in unrealized
      holding gain on available-
      for-sale securities, net of
      tax effect
        Comprehensive income
Tax benefit for stock options                            22,858
Compensation expense relating
   to grants of common stock at
   prices less than market value                         18,900
Unearned compensation
   payment
Dividends declared ($.57
   per share)                                                            (892,674)
Sale of stock on exercise of
   stock options                          30,800         60,309
                                      ----------     ----------       -----------       ---------
Balance, December 31, 1999             4,055,045      2,572,740        14,349,652        (427,467)
Comprehensive income:
   Net income                                                           2,700,991
   Net change in unrealized
      holding loss on available-
      for-sale securities, net of
      tax effect
        Comprehensive income
Tax benefit for stock options                            94,206
Compensation expense relating
   to grants of common stock
   at prices less than market value                       1,488
Dividends declared ($.66
   per share)                                                          (1,068,202)
Sale of stock on exercise of
   stock options                         142,200        260,947
                                      ----------     ----------       -----------       ---------
Balance, December 31, 2000            $4,197,245     $2,929,381       $15,982,441       $(427,467)
                                      ==========     ==========       ===========       =========

                                                        Accumulated
                                                           Other
                                        Unearned       Comprehensive
                                      Compensation        Income
                                          ESOP             (Loss)              Total
                                      ------------     -------------        -----------
Balance, December 31, 1997              $(300,000)       $    6,350         $16,990,710
Comprehensive income:
   Net income
   Net change in unrealized
      holding gain on available-
      for-sale securities, net of
      tax effect                                             56,127
        Comprehensive income                                                  2,196,038
Stock split (2 for 1)
Tax benefit for stock options                                                    12,357
Unearned compensation
   payment                                100,000                               100,000
Dividends declared ($.45
   per share)                                                                  (689,214)
Sale of stock on exercise of
   stock options                                                                329,722
                                      -----------        ----------         -----------
Balance, December 31, 1998               (200,000)           62,477          18,939,613
Comprehensive income:
   Net income
   Net change in unrealized
      holding gain on available-
      for-sale securities, net of
      tax effect                                           (394,168)
        Comprehensive income                                                  1,838,473
Tax benefit for stock options                                                    22,858
Compensation expense relating
   to grants of common stock at
   prices less than market value                                                 18,900
Unearned compensation
   payment                                200,000                               200,000
Dividends declared ($.57
   per share)                                                                  (892,674)
Sale of stock on exercise of
   stock options                                                                 91,109
                                      -----------        ----------         -----------
Balance, December 31, 1999                                 (331,691)         20,218,279
Comprehensive income:
   Net income
   Net change in unrealized
      holding loss on available-
      for-sale securities, net of
      tax effect                                            385,323
        Comprehensive income                                                  3,086,314
Tax benefit for stock options                                                    94,206
Compensation expense relating
   to grants of common stock
   at prices less than market value                                               1,488
Dividends declared ($.66
   per share)                                                                (1,068,202)
Sale of stock on exercise of
   stock options                                                                403,147
                                      -----------        ----------         -----------
Balance, December 31, 2000            $                  $   53,632         $22,735,232
                                      ===========        ==========         ===========

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2000, 1999 and 1998
                                   (continued)

Reclassification disclosure for the years ended December 31:

                                                                      2000         1999         1998
                                                                   ---------    ---------    ---------
Net unrealized gains (losses) on available-for-sale securities     $ 652,316    $(662,751)   $  76,335
Less reclassification adjustment for realized gains or losses in
   net income                                                              0            0            0
                                                                   ---------    ---------    ---------
     Other comprehensive income (loss) before income tax effect      652,316     (662,751)      76,335
Income tax (expense) benefit                                        (266,993)     268,583      (20,208)
                                                                   ---------    ---------    ---------
     Other comprehensive income (loss), net of tax                 $ 385,323    $(394,168)   $  56,127
                                                                   =========    =========    =========

Accumulated other comprehensive income (loss) as of December 31, 2000, 1999 and 1998 consists of net unrealized holding gains (losses) on available-for-sale securities, net of taxes.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2000, 1999 and 1998

                                                                     2000            1999            1998
                                                                 ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                    $  2,700,991    $  2,232,641    $  2,139,911
   Adjustments to reconcile net income to net cash provided by operating activities:
       Net (increase) decrease in mortgages held-for-sale            (543,242)        199,200      (1,199,213)
       Provision (benefit) for mortgages held-for-sale                (29,477)         28,411          (1,179)
       (Increase) decrease in mortgage servicing rights assets         22,613        (195,530)
       Increase in loan participation servicing liability              26,535
       Disposal of fixed asset                                                                          5,280
       Depreciation and amortization                                  641,844         469,800         450,891
       Compensation expense relating to grants of common stock
         at prices less than market                                     1,488          18,900
       Change in prepaid interest                                                       5,572           3,933
       Deferred tax expense (benefit)                                 (96,771)         90,301        (205,379)
       Increase (decrease) in taxes payable                          (157,295)       (416,614)        250,704
       Increase in interest receivable                               (621,347)        (44,279)        (61,965)
       Increase (decrease) in interest payable                         88,793         (80,202)         42,205
       Increase in accrued expenses                                   220,739          58,105          27,947
       Decrease in prepaid expenses                                    88,269          54,316             951
       Increase in other liabilities                                  166,726          64,329          38,371
       (Increase) decrease in other assets                              9,225          30,220         (27,093)
       Increase in cash surrender value of life insurance             (91,559)        (86,901)         (5,600)
       Increase in RABBI Trust trading securities                     (76,276)
       Amortization (accretion) of securities, net                   (159,385)            374        (129,916)
       Gain on sales of assets, net                                      (723)           (992)         (9,579)
       Change in deferred loan costs, net                             (89,857)        (72,237)       (116,911)
                                                                 ------------    ------------    ------------

   Net cash provided by operating activities                        2,101,291       2,355,414       1,203,358
                                                                 ------------    ------------    ------------

Cash flows from investing activities:
   Purchases of available-for-sale securities                      (9,885,440)    (12,346,787)    (34,608,372)
   Proceeds from sales of available-for-sale securities               577,884         550,458         169,657
   Proceeds from maturities of available-for-sale securities        2,100,000      12,995,968      23,499,497
   Purchases of held-to-maturity securities                        (1,061,351)     (5,080,156)    (16,547,000)
   Proceeds from maturities of held-to-maturity securities          1,110,000       4,154,000      17,642,000
   Purchases of Federal Home Loan Bank stock                                         (636,200)
   Net increase in loans                                          (20,955,248)    (14,860,053)     (1,842,919)
   Recoveries of loans previously charged off                         129,659         218,872          53,954
   Capital expenditures                                              (646,724)     (1,044,385)       (197,797)
   Proceeds from sales of assets                                       73,039         107,470         512,962
                                                                 ------------    ------------    ------------

   Net cash used in investing activities                          (28,558,181)    (15,940,813)    (11,318,018)
                                                                 ------------    ------------    ------------

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2000, 1999 and 1998
                                   (continued)

                                                           2000            1999            1998
                                                       ------------    ------------    ------------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and savings
     accounts                                            30,732,931      13,241,030      10,069,448
   Net increase (decrease) in time deposits               8,913,217      (7,561,731)      7,188,956
   Proceeds from exercise of stock options                  403,147          91,109         329,722
   Payment on notes payable                                                (385,627)
   Dividends paid                                        (1,068,202)       (892,674)       (689,214)
                                                       ------------    ------------    ------------

   Net cash provided by financing activities             38,981,093       4,492,107      16,898,912
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents     12,524,203      (9,093,292)      6,784,252
Cash and cash equivalents at beginning of year           16,378,530      25,471,822      18,687,570
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year               $ 28,902,733    $ 16,378,530    $ 25,471,822
                                                       ============    ============    ============

Supplemental disclosures:
   Mortgages held-for-sale transferred to loans        $  1,721,764    $  7,692,941    $    950,938
   Interest paid                                          5,707,894       5,289,021       5,563,491
   Income taxes paid                                      1,821,471       1,683,652       1,192,081
   Donation of other real estate owned                                                      255,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999 and 1998

NOTE 1 - NATURE OF OPERATIONS

Beverly National Corporation (Corporation) is a state chartered corporation that was organized in 1984 to become the holding company of Beverly National Bank
(Bank). The Corporation's primary activity is to act as the holding company for the Bank. The Bank is a federally chartered bank, which was incorporated in 1802 and is headquartered in Beverly, Massachusetts. The Bank operates its business from six full service branches and two educational banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans. The Bank also operates a trust department that offers fiduciary and investment services.

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

      BASIS OF PRESENTATION:

      The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, the Bank and Cabot Street Realty Trust. Cabot Street Realty Trust was formed for the purpose of real estate development. The Bank includes the accounts of its wholly-owned subsidiary, Beverly Community Development Corporation. Beverly Community Development Corporation was formed to provide loans to small businesses and individuals in low income census tracts. All significant intercompany accounts and transactions have been eliminated in the consolidation.

      CASH AND CASH EQUIVALENTS:

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposit accounts with other banks and federal funds sold.

      Cash and due from banks as of December 31, 2000 and 1999 includes $5,796,000 and $4,204,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

      TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF
      LIABILITIES:

      SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and was applied prospectively. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," required the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until after December 31, 1997. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have an impact on the Corporation's financial position, results of operations or liquidity.

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

      The Corporation has computed and presented EPS for the years ended December 31, 2000, 1999 and 1998 in accordance with SFAS No. 128. EPS as so computed does not differ materially from EPS that would have resulted if APB Opinion No. 15 had been applied.

      RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management does not anticipate that the adoption of this Statement will have a material impact on the consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:

                                                                                  Gross         Gross
                                                                  Amortized     Unrealized   Unrealized
                                                                    Cost         Holding       Holding         Fair
                                                                    Basis         Gains        Losses          Value
                                                                 -----------   -----------   -----------   -----------
Available-for-sale securities:
   December 31, 2000:
     Debt securities issued by the U.S. Treasury and other
       U.S. government corporations and agencies                 $37,311,169   $   221,539   $   118,116   $37,414,592
     Marketable equity securities                                    527,130                       7,460       519,670
                                                                 -----------   -----------   -----------   -----------
                                                                 $37,838,299   $   221,539   $   125,576   $37,934,262
                                                                 ===========   ===========   ===========   ===========

   December 31, 1999:
     Debt securities issued by the U.S. Treasury and other
       U.S. government corporations and agencies                 $30,053,522   $     4,928   $   553,821   $29,504,629
     Marketable equity securities                                    520,130                       7,460       512,670
                                                                 -----------   -----------   -----------   -----------
                                                                 $30,573,652   $     4,928   $   561,281   $30,017,299
                                                                 ===========   ===========   ===========   ===========

Held-to-maturity securities:
   December 31, 2000:
     Debt securities issued by the U.S. Treasury and other
       U.S. government corporations and agencies                 $14,985,463   $       386   $    76,045   $14,909,804
     Debt securities issued by states of the United States and
       political subdivisions of the states                        1,646,219                                 1,646,219
     Debt securities issued by foreign governments                   500,000                                   500,000
                                                                 -----------   -----------   -----------   -----------
                                                                 $17,131,682   $       386   $    76,045   $17,056,023
                                                                 ===========   ===========   ===========   ===========

   December 31, 1999:
     Debt securities issued by the U.S. Treasury and other
       U.S. government corporations and agencies                 $15,983,037   $     9,567   $   370,101   $15,622,503
     Debt securities issued by states of the United States and
       political subdivisions of the states                          695,000                                   695,000
     Debt securities issued by foreign governments                   400,000        35,125                     435,125
                                                                 -----------   -----------   -----------   -----------
                                                                 $17,078,037   $    44,692   $   370,101   $16,752,628
                                                                 ===========   ===========   ===========   ===========

The scheduled maturities of held-to-maturity securities and available-for-sale securities (other than equity securities) were as follows as of December 31, 2000:

                                             Held-to-maturity           Available-for-sale
                                                securities:                 securities:
                                         -------------------------   -------------------------
                                          Amortized                   Amortized
                                             Cost         Fair           Cost         Fair
                                            Basis         Value         Basis         Value
                                         -----------   -----------   -----------   -----------
Due within one year                      $ 3,993,792   $ 3,983,829   $ 4,999,929   $ 4,973,395
Due after one year through five years     12,596,171    12,530,475    28,821,414    28,856,534
Due after five years through ten years       541,719       541,719     3,489,826     3,584,663
                                         -----------   -----------   -----------   -----------
                                         $17,131,682   $17,056,023   $37,311,169   $37,414,592
                                         ===========   ===========   ===========   ===========

Proceeds from sales of available-for-sale securities in 2000, 1999 and 1998 amounted to $577,884, $550,458 and $169,657. There were no gains or losses realized from these sales.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 2000.

Total carrying amounts of $17,438,512 and $16,348,097 of securities were pledged to secure treasury tax and loan, trust funds and public funds on deposit as of December 31, 2000 and 1999, respectively.

The Corporation set up a RABBI Trust which includes trading securities. The RABBI Trust is included in other assets on the consolidated balance sheets. The portion of trading losses for the year ended December 31, 2000 that relates to trading securities still held at year end amounted to $40,710. The fair value of trading securities held in the RABBI Trust as of December 31, 2000 was $546,872.

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

                                                       2000            1999
                                                  -------------   -------------
Commercial, financial and agricultural            $  26,985,224   $  25,018,277
Real estate - construction and land development       3,531,582       6,278,275
Real estate - residential                            72,905,875      56,478,166
Real estate - commercial                             51,360,964      48,546,154
Consumer                                              8,857,132       8,238,379
Other                                                 7,391,538       4,217,717
                                                  -------------   -------------
                                                    171,032,315     148,776,968
Allowance for loan losses                            (1,912,696)     (2,132,386)
Deferred loan costs, net                                298,853         208,996
                                                  -------------   -------------
           Net loans                              $ 169,418,472   $ 146,853,578
                                                  =============   =============

In the years ending December 31, 2000 and 1999 the Corporation sold mortgage loans totaling $1,343,308 and $3,475,540, respectively and retained the servicing rights. No valuation allowance was recorded because management estimates that there is no impairment in value of those rights. The fair values of these rights approximated their carrying amount. Changes in the mortgage servicing asset were as follows for the years ended December 31:

                                                         2000            1999
                                                      ---------       ---------
Balance at beginning of period                        $ 195,530       $
Capitalized mortgage servicing rights                    18,390         218,148
Amortization                                            (41,004)        (22,618)
                                                      ---------       ---------
Balance at end of period                              $ 172,916       $ 195,530
                                                      =========       =========

Certain directors and executive officers of the Corporation and companies in which they have significant ownership interest were customers of the Bank during 2000. Total loans to such persons and their companies amounted to $520,729 as of December 31, 2000. During 2000 principal payments and advances totaled $481,584 and $205,844, respectively.

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                 2000           1999           1998
                                             -----------    -----------    -----------
Balance at beginning of period               $ 2,132,386    $ 1,934,541    $ 2,163,349
Loans charged off                               (349,349)       (21,027)      (282,762)
Recoveries of loans previously charged off       129,659        218,872         53,954
                                             -----------    -----------    -----------
Balance at end of period                     $ 1,912,696    $ 2,132,386    $ 1,934,541
                                             ===========    ===========    ===========

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

                                                                               2000                          1999
                                                                    --------------------------    --------------------------
                                                                    Recorded        Related       Recorded        Related
                                                                    Investment      Allowance     Investment      Allowance
                                                                    In Impaired     For Credit    In Impaired     For Credit
                                                                    Loans           Losses        Loans           Losses
                                                                    -----------     ----------    -----------     ----------
Loans for which there is a related allowance for credit losses        $ 59,604       $  3,000       $109,309       $ 13,000

Loans for which there is no related allowance for credit losses                                       96,657
                                                                      --------       --------       --------       --------

           Totals                                                     $ 59,604       $  3,000       $205,966       $ 13,000
                                                                      ========       ========       ========       ========

Average recorded investment in impaired loans during the
   year ended December 31                                             $103,081                      $228,751
                                                                      ========                      ========

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

           Total recognized                                           $  3,979                      $    447
                                                                      ========                      ========
           Amount recognized using a cash-basis method of
              accounting                                              $  3,979                      $    447
                                                                      ========                      ========

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

                                                     2000               1999
                                                 -----------        -----------
Land                                             $   421,077        $   421,077
Buildings                                          4,483,051          4,415,487
Furniture and equipment                            3,166,842          2,791,698
Leasehold improvements                             1,738,126          1,219,127
Construction in progress                               4,737            324,922
                                                 -----------        -----------
                                                   9,813,833          9,172,311
Accumulated depreciation and amortization         (4,673,136)        (4,036,494)
                                                 -----------        -----------
                                                 $ 5,140,697        $ 5,135,817
                                                 ===========        ===========

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more were $7,636,746 and $5,672,455 as of December 31, 2000 and 1999,
respectively.

For time deposits as of December 31, 2000, the scheduled maturities for the years ended December 31, are:

       2001                                                   $47,839,291
       2002                                                     6,500,517
       2003                                                     2,816,536
       2004                                                     1,511,035
       Thereafter                                                  43,442
                                                              -----------
                                                              $58,710,821
                                                              ===========

NOTE 7 - NOTES PAYABLE

An Industrial Revenue Bond was issued to Cabot Street Realty Trust on August 1, 1985 in order to purchase property and finance renovations. Cabot Street Realty Trust paid off the Industrial Revenue Bond on March 31, 1999.

NOTE 8 - INCOME TAXES

The components of the income tax expense are as follows for the years ended December 31:

                                          2000           1999           1998
                                      -----------    -----------    -----------
Current:
   Federal                            $ 1,245,750    $   915,981    $ 1,033,042
   State                                  418,426        351,057        409,743
                                      -----------    -----------    -----------
                                        1,664,176      1,267,038      1,442,785
                                      -----------    -----------    -----------
Deferred:
   Federal                                (72,042)        66,710       (152,692)
   State                                  (24,729)        23,591        (52,687)
                                      -----------    -----------    -----------
                                          (96,771)        90,301       (205,379)
                                      -----------    -----------    -----------
           Total income tax expense   $ 1,567,405    $ 1,357,339    $ 1,237,406
                                      ===========    ===========    ===========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                                      2000      1999      1998
                                                     ------    ------    ------
                                                      % of      % of      % of
                                                     Income    Income    Income
                                                     ------    ------    ------
Federal income tax at statutory rate                  34.0%     34.0%     34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                                  (3.3)     (2.3)     (2.1)
   Dividends paid to ESOP                              (.5)      (.5)      (.3)
   Unallowable expenses                                 .4        .4        .7
   Other                                               (.6)      (.7)     (2.7)
State tax, net of federal tax benefit                  6.7       6.9       7.0
                                                      ----      ----      ----
       Effective tax rates                            36.7%     37.8%     36.6%
                                                      ====      ====      ====

The Corporation had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                     2000         1999
                                                                  ----------   ----------
Deferred tax assets:
   Allowance for loan losses                                      $  590,136   $  590,136
   Net unrealized holding loss on available-for-sale securities                   224,662
   Deferred compensation                                             332,191      169,318
   Accrued retirement benefits                                        98,855       90,713
   Accrued interest on nonperforming loans                            16,966       27,923
   Net unrealized loss on mortgages held-for-sale                                  10,281
   Accrued pension expense                                            90,944      132,058
                                                                  ----------   ----------
           Gross deferred tax assets                               1,129,092    1,245,091
                                                                  ----------   ----------
Deferred tax liabilities:
   Net unrealized holding gain on available-for-sale securities       42,331
   Accelerated depreciation                                          195,123      206,696
   Loan origination fees and costs, net                              121,270       85,017
   Other adjustments                                                  18,261       21,793
   Mortgage servicing rights                                          70,775       80,031
                                                                  ----------   ----------
           Gross deferred tax liabilities                            447,760      393,537
                                                                  ----------   ----------
Net deferred tax assets                                           $  681,332   $  851,554
                                                                  ==========   ==========

Deferred tax assets as of December 31, 2000 and 1999 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 2000, the Corporation had no operating loss and tax credit carryovers for tax purposes.

NOTE 9 - STOCK COMPENSATION PLANS

As of December 31, 2000, the Corporation has two fixed option, stock-based compensation plans, which are described below. The Corporation applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans except that compensation costs of $1,488 in 2000 and $18,900 in 1999 were charged against income for the Director's plan. Had compensation cost for the Corporation's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

                                                                   2000               1999             1998
                                                                ----------         ----------       ----------
Net income                                     As reported      $2,700,991         $2,232,641       $2,139,911
                                               Pro forma        $2,663,431         $2,158,413       $2,095,148

Earnings per share                             As reported           $1.67              $1.43            $1.39
                                               Pro forma             $1.65              $1.39            $1.36

Earnings per share, assuming dilution          As reported           $1.55              $1.29            $1.24
                                               Pro forma             $1.53              $1.25            $1.22

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 4% for 2000 and 3% for 1999 and 1998; expected volatility of 11.4% for 2000, 16% for 1999 and 16% for 1998; risk-free interest rate of 6.60% for 2000, 6.03% for 1999 and 5.53% for 1998 and expected lives of 8 years for all years.

A summary of the status of the Corporation's fixed stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                              2000                          1999                           1998
                                    -------------------------     -------------------------     ------------------------
                                                  Weighted-                     Weighted-                    Weighted-
                                                   Average                       Average                      Average
Fixed Options                        Shares    Exercise Price      Shares    Exercise Price      Shares   Exercise Price
-------------                       --------   --------------     --------   --------------     --------  --------------
Outstanding at beginning of year    338,600       $  8.96          326,080      $  8.42          351,600      $  7.50
Granted                              14,200         15.25           28,820        14.91           34,580        16.47
Exercised                           (56,880)         7.09          (12,320)        7.40          (42,610)        7.74
Forfeited                                                           (3,980)       21.02          (17,490)        7.41
                                    -------                        -------                       -------
Outstanding at end of year          295,920          9.63          338,600         8.96          326,080         8.42
                                    =======                        =======                       =======

Options exercisable at year-end     164,860                        195,000                       171,980
Weighted-average fair value of
   options granted during the year    $2.54                          $4.42                         $3.47

The following table summarizes information about fixed stock options outstanding as of December 31, 2000:

                                         Options Outstanding                                  Options Exercisable
                    --------------------------------------------------------------  ------------------------------------
                        Number          Weighted-Average                                Number
    Range of          Outstanding           Remaining          Weighted-Average       Exercisable      Weighted-Average
Exercise Prices     as of 12/31/00      Contractual Life        Exercise Price      as of 12/31/00      Exercise Price
---------------     --------------    --------------------   ---------------------  --------------   -------------------
      $5.95             45,360            2.5 years                $  5.95               34,500            $  5.95
   7.00 - 7.65         118,500            4.3                         7.45               78,660               7.40
   8.18 - 9.00          29,860            5.5                         8.70               13,480               8.67
      10.15             29,000            6.0                        10.15               10,520              10.15
      14.07             19,020            8.5                        14.07                9,420              14.07
      15.25             14,200            9.1                        15.25                1,420              15.25
  16.47 - 16.55         39,980            7.5                        16.49               16,860              16.50
                       -------                                                          -------
                       295,920            5.2                         9.63              164,860               8.75
                       =======                                                          =======

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

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                        2000           1999
                                                                    -----------    -----------
Change in projected benefit obligation:
   Benefit obligation at beginning of year                          $ 4,376,532    $ 5,559,118
   Service cost                                                         198,992        286,734
   Interest cost                                                        379,076        344,138
   Actuarial loss                                                                   (1,241,046)
   Benefits paid                                                       (257,348)      (192,262)
   Liability change due to new census date                              225,557       (380,150)
                                                                    -----------    -----------
       Benefit obligation at end of year                              4,922,809      4,376,532
                                                                    -----------    -----------

Change in plan assets:
   Plan assets at estimated fair value at beginning of year           6,341,420      5,878,805
   Actual return on plan assets                                        (134,522)       654,877
   Benefits paid                                                       (257,348)      (192,262)
                                                                    -----------    -----------
       Fair value of plan assets at end of year                       5,949,550      6,341,420
                                                                    -----------    -----------

Funded status                                                         1,026,741      1,964,888
Unrecognized net gain                                                (1,205,957)    (2,220,519)
Unrecognized prior service cost                                          27,632         30,144
Unamortized net asset existing at date of adoption of SFAS No. 87       (69,819)       (96,366)
                                                                    -----------    -----------
       Accrued benefit cost included in other liabilities           $  (221,403)   $  (321,853)
                                                                    ===========    ===========

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 4.5% for 2000, 8.0% and 4.5% for 1999 and 6.75% and 5.0% for 1998, respectively. The weighted-average expected long-term rate of return on assets was 9.0% for 2000, 1999 and 1998.

Components of net periodic (benefit) cost:

                                                   2000         1999         1998
                                                ---------    ---------    ---------
Service cost                                    $ 198,992    $ 286,734    $ 265,088
Interest cost on benefit obligation               379,076      344,138      336,617
Expected return on assets                        (581,234)    (521,836)    (445,126)
Amortization of prior service cost                  2,512        2,512        2,512
Recognized net actuarial cost                     (26,547)     (26,547)     (26,547)
Amortization of net gain from earlier periods     (73,249)     (15,372)
                                                ---------    ---------    ---------
     Net periodic (benefit) cost                $(100,450)   $  69,629    $ 132,544
                                                =========    =========    =========

The amounts and types of securities of the Corporation and related parties included in plan assets as of December 31, 2000 and 1999 consists of shares of Beverly National Corporation stock.

Supplemental Retirement Plan

On December 24, 1996 the Corporation adopted a Supplemental Retirement Plan for two executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Corporation's retirement plan for employees. The amount charged to expense for these benefits was $171,360 in 2000, $193,319 in 1999 and $156,039 in 1998.

The following tables set forth information about the plan as of December 31 and the years then ended.

                                                             2000        1999
                                                          ---------   ---------
Changes in projected benefit obligation:
   Benefit obligation at beginning of year                $ 631,250   $ 500,849
   Service cost                                             113,758     149,576
   Interest cost                                             59,601      43,903
   Benefits paid                                                  0           0
   Actuarial (gain) loss                                     18,586     (63,078)
                                                          ---------   ---------
           Benefit obligation at end of year                823,195     631,250
   Plan assets                                                    0           0
                                                          ---------   ---------
   Funded status                                           (823,195)   (631,250)
   Unrecognized net gain                                    (55,755)    (74,341)
                                                          ---------   ---------
     Accrued pension cost included in other liabilities   $(878,950)  $(705,591)
                                                          =========   =========

Components of net periodic cost:
   Service cost                                           $ 113,758   $ 149,576
   Interest cost                                             59,601      43,903
                                                          ---------   ---------
     Net periodic pension cost                            $ 173,359   $ 193,479
                                                          =========   =========

Assets of the Bank, consisting of U.S. Government obligations, corporate bonds, equity instruments and life insurance policies, which are used to assist in the administration of the plan but which are subject to the claims of creditors in the case of insolvency amounted to $822,653 and $687,850 at December 31, 2000 and 1999, respectively.

The discount rate and estimated pay increases used in determining the projected benefit obligation were 8.00% and 5.00% for 2000, 8.00% and 5.00% in 1999 and 6.75% and 5.00% for 1998, respectively.

Defined contribution profit sharing plan

The Corporation has a defined contribution profit sharing plan. Contributions by the Corporation were $16,728 in 2000, $10,000 in 1999 and $14,754 in 1998.

401K plan

The Corporation contributed $94,933, $70,861 and $82,732 to a 401K plan in 2000, 1999 and 1998, respectively.

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

The Corporation makes annual contributions to the ESOP in amounts determined by the board of directors, subject to a limitation based on earnings and capital of the Corporation. Such contributions are first made to permit required payments of amounts due under acquisition loans. Dividends received by the ESOP on shares of the Corporation owned by the ESOP are used to repay acquisition loans or are credited to the accounts of allocated shares. The ESOP may borrow money to purchase shares of the Corporation. The shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. ESOP compensation expense totalled $190,000 in 2000, $140,454 in 1999 and $144,000 in 1998.

The ESOP shares were as follows as of December 31:

                                                            2000            1999
                                                         -------         -------
Allocated shares                                         108,672          79,677
Shares released for allocation                                            17,146
                                                         -------         -------
Total ESOP shares                                        108,672          96,823
                                                         =======         =======

Any shares of the Corporation purchased by the ESOP after December 31, 1992 are subject to the accounting specified by the American Institute of CPAs Statement of Position 93-6. The only such shares were 12,000 shares in 2000, 2,820 shares purchased in 1996 and 6,756 shares purchased in 1994. As of December 31, 1999 all of these shares had been released from collateral. As they are released, the Corporation reports the compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share computations. Also, as the shares are released, the related dividends will be recorded as a reduction of retained earnings, and dividends on the unallocated shares will be recorded as a reduction of debt and accrued interest.

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

In addition four executive officers have employment agreements which state that if the executive officer's employment is terminated subsequent to a change in control as defined in the agreement, then the officers are entitled to a lump sum equal to the product of the average sum of annual base compensation, including salary and bonus, for the five preceding years multiplied by two.

NOTE 11 - POSTRETIREMENT BENEFITS OTHER THAN PENSION

The Corporation provides postretirement medical and life insurance benefits for retired employees. During 1993 the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension." The Corporation elected to amortize the cumulative effect of the change in accounting for postretirement benefits of $859,500 which represents the accumulated postretirement benefit obligation (APBO) existing as of January 1, 1993. The APBO is being amortized on a straight-line basis over a twenty year period. The Corporation continues to fund medical and life insurance benefit costs on a pay-as-you-go basis. Participation in this plan was frozen in 1993 to include only individuals who met certain age and service requirements.

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                               2000         1999
                                                            ---------    ---------
Change in accumulated postretirement benefit obligation:
   Benefit obligation at beginning of year                  $ 664,173    $ 631,561
   Service cost                                                 1,338        1,650
   Interest cost                                               50,370       43,554
   Actuarial (gain) loss                                       (5,705)      44,493
   Benefits paid                                              (66,060)     (57,085)
                                                            ---------    ---------
       Benefit obligation at end of year                      644,116      664,173
                                                            ---------    ---------

       Fair value of plan assets at end of year                     0            0
                                                            ---------    ---------

Funded status                                                (644,116)    (664,173)
Unrecognized net gain                                        (118,220)    (115,468)
Unrecognized transition obligation                            516,300      559,200
                                                            ---------    ---------
       Accrued benefit cost included in other liabilities   $(246,036)   $(220,441)
                                                            =========    =========

The discount rate used in determining the APBO as of December 31, 2000, 1999 and 1998 was 8.0%, 8.0% and 6.75%, respectively. The assumed healthcare cost trend rate used in measuring the APBO was frozen at 7% in 1997 and each year thereafter.

Components of net periodic cost:

                                               2000         1999         1998
                                             --------     --------     --------
Service cost                                 $  1,338     $  1,650     $  2,468
Interest cost on benefit obligation            50,370       43,554       42,974
Amortization of prior service cost             42,900       42,900       42,900
Recognized net actuarial cost                  (2,953)      (3,280)     (13,814)
                                             --------     --------     --------
     Net periodic cost                       $ 91,655     $ 84,824     $ 74,528
                                             ========     ========     ========

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                1-Percentage-        1-Percentage-
                                                               Point Increase       Point Decrease
                                                               --------------       --------------
Effect on total of service and interest cost components          $     957            $     845
Effect on postretirement benefit obligation                         12,913               11,416

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Corporation is obligated under various lease agreements covering branch offices and equipment. These agreements are considered to be operating leases. The terms expire between 2001 and 2029. Options to renew for additional terms are included under the branch office lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2000:

         2001                                                  $  186,166
         2002                                                     105,456
         2003                                                     105,151
         2004                                                     108,151
         2005                                                      73,225
         Years thereafter                                       1,509,000
                                                               ----------
                  Total minimum lease payments                 $2,087,149
                                                               ==========

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $196,904 for 2000, $188,693 for 1999 and $150,672 for 1998.

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

The estimated fair values of the Corporation's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                2000                          1999
                                    ---------------------------   ---------------------------
                                      Carrying         Fair         Carrying         Fair
                                       Amount          Value         Amount          Value
                                    ------------   ------------   ------------   ------------
Financial assets:
    Cash and cash equivalents       $ 28,902,733   $ 28,902,733   $ 16,378,530   $ 16,378,530
    Available-for-sale securities     37,934,262     37,934,262     30,017,299     30,017,299
    Held-to-maturity securities       17,131,682     17,056,023     17,078,037     16,752,628
    Federal Home Loan Bank stock         636,200        636,200        636,200        636,200
    Federal Reserve Bank stock            97,500         97,500         97,500         97,500
    Loans                            169,418,472    168,441,000    146,853,578    146,060,000
    Mortgages held-for-sale              200,269        200,269      1,349,314      1,349,314
    Accrued interest receivable        1,890,088      1,890,088      1,268,741      1,268,741

Financial liabilities:
    Deposits                         238,874,861    238,962,000    199,228,713    199,229,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

                                                       2000              1999
                                                   -----------       -----------
Commitments to originate loans                     $ 2,765,000       $   476,091
Standby letters of credit                              334,605           198,894
Commercial letters of credit                                              23,753
Unadvanced portions of loans:
    Consumer                                         2,159,765         1,401,160
    Home equity                                      6,208,617         6,302,574
    Commercial lines of credit                      11,040,065        10,791,491
    Commercial construction                            574,722         1,763,702
    Residential construction                         3,069,352         1,343,221
                                                   -----------       -----------
                                                   $26,152,126       $22,300,886
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

NOTE 15 - REGULATORY MATTERS

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. As of December 31, 2000 the Bank could declare dividends up to $2,765,690, without the approval of the Comptroller of the Currency.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                       To Be Well
                                                                                                    Capitalized Under
                                                                              For Capital           Prompt Corrective
                                                         Actual            Adequacy Purposes:       Action Provisions:
                                                    ---------------        ------------------       ------------------
                                                    Amount    Ratio        Amount       Ratio       Amount       Ratio
                                                    ------    -----        ------       -----       ------       -----
                                                                     (Dollar amounts in thousands)
As of December 31, 2000:
     Total Capital (to Risk Weighted Assets):
         Consolidated                              $24,587    15.19%      $12,950       >8.0%          N/A
                                                                                        -
         Beverly National Bank                      21,240    13.33        12,750       >8.0       $15,938      >10.0%
                                                                                        -                       -

     Tier 1 Capital (to Risk Weighted Assets):
         Consolidated                               22,674    14.01         6,475       >4.0           N/A
                                                                                        -
         Beverly National Bank                      19,327    12.13         6,375       >4.0         9,563       >6.0
                                                                                        -                        -

     Tier 1 Capital (to Average Assets):
         Consolidated                               22,674     9.41         9,639       >4.0           N/A
                                                                                        -
         Beverly National Bank                      19,327     7.71        10,025       >4.0        12,531       >5.0
                                                                                        -                        -

As of December 31, 1999:
     Total Capital (to Risk Weighted Assets):
         Consolidated                               22,367    15.43        11,600       >8.0           N/A
                                                                                        -
         Beverly National Bank                      19,526    13.81        11,311       >8.0        14,139      >10.0
                                                                                        -                       -

     Tier 1 Capital (to Risk Weighted Assets):
         Consolidated                               20,551    14.17         5,800       >4.0           N/A
                                                                                        -
         Beverly National Bank                      17,754    12.56         5,656       >4.0         8,484       >6.0
                                                                                        -                        -

     Tier 1 Capital (to Average Assets):
         Consolidated                               20,551     9.44         8,711       >4.0           N/A
                                                                                        -
         Beverly National Bank                      17,754     8.21         8,652       >4.0        10,815       >5.0
                                                                                        -                        -

NOTE 16 - EARNINGS PER SHARE (EPS)

In the earnings-per-share computations, the average number of shares outstanding does not include 8,573 shares for 1999 and 21,975 shares for 1998 which were the average number of shares not committed to be released under the Bank's ESOP plan for those years.

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                                          Income             Shares        Per-Share
                                                                        (Numerator)      (Denominator)       Amount
                                                                        -----------      -------------     ---------
Year ended December 31, 2000
   Basic EPS
     Net income and income available to common stockholders              $2,700,991        1,616,157         $1.67
     Effect of dilutive securities, options                                                  124,884
                                                                         ----------        ---------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                                       $2,700,991        1,741,041         $1.55
                                                                         ==========        =========

Year ended December 31, 1999
   Basic EPS
     Net income and income available to common stockholders              $2,232,641        1,557,764         $1.43
     Effect of dilutive securities, options                                                  169,990
                                                                         ----------        ---------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                                       $2,232,641        1,727,754         $1.29
                                                                         ==========        =========

Year ended December 31, 1998
   Basic EPS
     Net income and income available to common stockholders              $2,139,911        1,540,943         $1.39
     Effect of dilutive securities, options                                                  180,234
                                                                         ----------        ---------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                                       $2,139,911        1,721,177         $1.24
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

                          BEVERLY NATIONAL CORPORATION
                              (Parent Company Only)

                                 BALANCE SHEETS

                           December 31, 2000 and 1999

                                                                                       2000            1999
                                                                                   ------------    ------------
ASSETS
Cash                                                                               $        710    $     20,430
Investment in Beverly National Bank                                                  19,375,676      17,430,565
Investment in Cabot Street Realty Trust                                                 525,496         519,548
Investment in available-for-sale securities                                           1,085,018         512,670
Loans                                                                                    35,000          35,000
Premises and equipment                                                                  515,891         532,633
Accounts receivable from subsidiaries                                                 1,047,000       1,135,858
Interest receivable                                                                      29,877           1,845
Prepaid and deferred taxes                                                              124,564          39,547
Other assets                                                                                                925
                                                                                   ------------    ------------
           Total assets                                                            $ 22,739,232    $ 20,229,021
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued audit expense                                                              $      4,000    $      3,140
Other liabilities                                                                                         7,602
                                                                                   ------------    ------------
           Total liabilities                                                              4,000          10,742
                                                                                   ------------    ------------
Stockholders' equity:
   Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
   Common stock, par value $2.50 per share; authorized 2,500,000 shares; issued
     1,678,898 shares as of December 31, 2000 and 1,622,018 shares as of
     December 31, 1999; outstanding, 1,632,774 shares as of December 31,
     2000 and 1,575,894 shares as of December 31, 1999                                4,197,245       4,055,045
   Paid-in capital                                                                    2,929,381       2,572,740
   Retained earnings                                                                 15,982,441      14,349,652
   Treasury stock, at cost (46,124 shares)                                             (427,467)       (427,467)
   Accumulated other comprehensive income (loss)                                         53,632        (331,691)
                                                                                   ------------    ------------
           Total stockholders' equity                                                22,735,232      20,218,279
                                                                                   ------------    ------------
           Total liabilities and stockholders' equity                              $ 22,739,232    $ 20,229,021
                                                                                   ============    ============

                          BEVERLY NATIONAL CORPORATION
                              (Parent Company Only)

                              STATEMENTS OF INCOME

                  Years Ended December 31, 2000, 1999 and 1998

                                                                          2000           1999           1998
                                                                      -----------    -----------    -----------
Interest and dividend income:
   Interest on taxable investment securities                          $    61,099    $    16,398    $    23,186
   Dividends on marketable equity securities                                4,707          3,661
   Interest on loans and receivables from subsidiaries                     80,286         78,354         63,224
   Dividends from Beverly National Bank                                 1,060,702        892,660        687,536
                                                                      -----------    -----------    -----------
           Total interest and dividend income                           1,206,794        991,073        773,946
                                                                      -----------    -----------    -----------
Other income:
   Rental income                                                           36,000         36,000         36,000
                                                                      -----------    -----------    -----------
           Total other income                                              36,000         36,000         36,000
                                                                      -----------    -----------    -----------
Expenses:
   Occupancy expense                                                       16,742         16,741         21,292
   Equipment expense                                                          100            119
   Other expense                                                          105,879         92,617         76,431
                                                                      -----------    -----------    -----------
           Total expenses                                                 122,621        109,458         97,842
                                                                      -----------    -----------    -----------
Income before income tax benefit and equity in undistributed
   net income (loss) of subsidiaries                                    1,120,173        917,615        712,104
Income tax benefit                                                         (2,703)        (9,695)        (3,400)
                                                                      -----------    -----------    -----------
Income before equity in undistributed net income (loss) of
   subsidiaries                                                         1,122,876        927,310        715,504
                                                                      -----------    -----------    -----------
Equity in undistributed net income (loss) of subsidiaries:
   Beverly National Bank                                                1,572,167      1,311,201      1,447,336
   Cabot Street Realty Trust                                                5,948         (5,870)       (22,929)
                                                                      -----------    -----------    -----------
           Total equity in undistributed net income of subsidiaries     1,578,115      1,305,331      1,424,407
                                                                      -----------    -----------    -----------
           Net income                                                 $ 2,700,991    $ 2,232,641    $ 2,139,911
                                                                      ===========    ===========    ===========

                          BEVERLY NATIONAL CORPORATION
                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2000, 1999 and 1998

                                                                  2000           1999           1998
                                                              -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                                 $ 2,700,991    $ 2,232,641    $ 2,139,911
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Undistributed net income of subsidiaries                (1,578,115)    (1,305,331)    (1,424,407)
       Increase in accrued expenses                                   860                           200
       Depreciation expense                                        16,742         16,741         21,292
       Increase (decrease) in taxes payable                        (7,602)         1,412          2,541
       Compensation expense relating to grants of common
         stock at prices less then market value                     1,488
       Change in prepaid and deferred taxes                           612          8,900          2,357
       Accretion of securities                                     (1,508)                         (205)
       (Increase) decrease in interest receivable                 (28,032)           445         (1,288)
       (Increase) decrease in prepaid expenses                        925           (925)
                                                              -----------    -----------    -----------

   Net cash provided by operating activities                    1,106,361        953,883        740,401
                                                              -----------    -----------    -----------

Cash flows from investing activities:
   Purchases of available-for-sale securities                  (1,127,768)      (394,931)      (501,313)
   Proceeds from sales of available-for-sale securities           577,884        550,458         69,656
   (Increase) decrease in due from subsidiaries                    88,858       (307,501)        49,000
                                                              -----------    -----------    -----------

   Net cash used in investing activities                         (461,026)      (151,974)      (382,657)
                                                              -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                        403,147        110,009        329,722
   Dividends paid                                              (1,068,202)      (892,674)      (689,214)
                                                              -----------    -----------    -----------

   Net cash used in financing activities                         (665,055)      (782,665)      (359,492)
                                                              -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents              (19,720)        19,244         (1,748)
Cash and cash equivalents at beginning of year                     20,430          1,186          2,934
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year                      $       710    $    20,430    $     1,186
                                                              ===========    ===========    ===========

Supplemental disclosure:
   Income taxes paid (received)                               $     4,287    $   (20,007)   $    (8,298)

The Parent Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998, and therefore are not reprinted here.

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            NONE

                                    PART III

ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth each of the Directors and Executive Officers of the Corporation and of the Bank. Except as follows, all Directors and Executive Officers of the Corporation have served as such since 1995. Mr. Glovsky has been a Director since 1996. Mr. Luscinski has been a Director since 1999. Mr. Rich, Mrs. Rosser and Mr. Germano have been corporate officers since 1999. Each Executive Officer holds office until the first Directors' meeting following the annual meeting of stockholders and thereafter until his or her successor is elected and qualified. Each Director of the Corporation is also a Director of the Bank.

                                                         Expiration   Business
                                                         Date for     Experience
                                                         Term of      During Past
Name                           Age     Position          Office       Five Years
----                           ---     --------          ------       ----------
Richard H. Booth               66      Director           2004        Retired Stockbroker

Neiland J. Douglas, Jr.        65      Director           2002        President, Morgan
                                                                      and Douglas (Real
                                                                      Estate Services)

John N. Fisher                 60      Director           2003        President, Fisher &
                                                                      George Electrical
                                                                      Co., Inc.

Paul J. Germano                42      Vice Pres.                     Vice Pres.
                                       & Clerk of                     & Clerk of
                                       Corporation;                   Corporation
                                       Vice President,                Vice President,
                                       Clerk &                        Clerk &
                                       Cashier of Bank                Cashier of Bank

Mark B. Glovsky                53      Director           2002        Attorney, Partner,
                                                                      Glovsky & Glovsky
                                                                      Attorneys at Law

                                                         Expiration   Business
                                                         Date for     Experience
                                                         Term of      During Past
Name                           Age     Position          Office       Five Years
----                           ---     --------          ------       ----------
John L. Good, III              57      Director           2004        Vice President,
                                                                      Community Relations
                                                                      & Development,
                                                                      Northeast Health
                                                                      Systems, Inc.

Alice B. Griffin               63      Director           2003        Consultant

Robert W. Luscinski            59      Director           2003        Certified Public
                                                                      Accountant

James E. Rich, Jr.             49      Vice Pres.                     Vice President of
                                       Corporation                    of Corporation;
                                       Sr. Vice Pres.                 Sr. Vice President
                                       & Sr. Trust                    & Sr. Trust Officer
                                       Officer of Bank                of Bank

Deborah A. Rosser              45      Vice Pres. of                  Vice President of
                                       Corporation                    Corporation
                                       Vice Pres. &                   Vice President &
                                       Sr. Loan Officer               Sr. Loan Officer
                                       of Bank                        of Bank

Peter E. Simonsen              50      Treasurer of                   Treasurer of
                                       Corporation;                   Corporation;
                                       Sr. Vice President             Sr. Vice President
                                       and Chief                      and Chief
                                       Financial                      Financial
                                       Officer of Bank                Officer of Bank

Clark R. Smith                 62      Director           2004        Attorney, family
                                                                      foundation

Lawrence M. Smith              59      President &        2002        President & CEO,
                                       Chief                          Beverly
                                       Executive                      National
                                       Officer of                     Corporation and
                                       Corporation                    Beverly
                                       and Bank,                      National Bank,
                                       Director                       Director

James D. Wiltshire             69      Director           2003        Consultant

No Director holds a directorship in any corporation (other than Beverly National Corporation) with a class of securities registered pursuant to Section 12, of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d), of such Act or any corporation registered as an investment company under the Investment Company Act of 1940.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain information regarding the compensation paid to Executive Officers for services rendered in capacities to the Corporation and the Bank during the fiscal year ended December 31, 2000, 1999, and 1998, respectively. No other Executive Officer of the Corporation or the Bank received cash compensation in excess of $100,000.

                                                                           LONG TERM COMPENSATION
                                     ----------------------------------------------------------------------------------------------

                                              ANNUAL COMPENSATION                          AWARDS                    PAYOUTS
                                     -------------------------------------------  ----------------------      ---------------------

                                                                                  Restricted                              All Other
                                                                    Other Annual     Stock      Options/       LTIP          Com-
                                                                    Compensation   Award (s)      SARs        Payouts     pensation
    Name and Principal Postion       Year   Salary ($)   Bonus ($)    ($) (1)         ($)        (#) (4)        ($)       (2)(3)($)
Lawrence M. Smith                    2000    200,500      55,285        4,448                     0                        153,217
President of the Corporation         1999    192,000      51,125        4,934                     12,420                   161,156
And President, Chief                 1998    185,075      49,825        5,377                     2,580                    128,838
Executive Officer of the Bank

Peter E. Simonsen                    2000    102,600      21,670        182                       0                        3,450
Treasurer of the Corporation         1999    98,500       21,470        209                       1,000                    8,943
And Senior Vice President and        1998    95,000       19,900        316                       2,000                    8,756
Chief Financial Officer of the
Bank

James E. Rich, Jr.                   2000    107,500      22,700        104                       0                        3,638
Senior Vice President and            1999    103,300      22,550        263                       1,000                    9,445
Senior Trust Officer of the          1998    99,775       20,500        425                       2,000                    9,225
Bank

Deborah A. Rosser                    2000    97,100       20,500        75                        0                        3,310
Vice President and Senior Loan       1999    93,208       19,210        87                        1,400                    8,454
Officer                              1998    85,100       18,000        108                       2,000                    7,905

Paul J. Germano                      2000    93,300       19,250        52                        0                        3,179
Vice President and Clerk of the      1999    87,500       17,400        64                        1,000                    7,972
Corporation and Vice President       1998    77,700       15,000        35                        2,000                    6,358
And Cashier of the Bank

(1) Included in other annual compensation is an automobile allowance for Lawrence M. Smith and Excess Group Life Insurance for Lawrence M. Smith, Peter E. Simonsen, James E. Rich, Deborah A. Rosser and Paul J. Germano.

(2) Included in all other compensation is profit sharing, ESOP, life insurance for Lawrence M. Smith, Peter E. Simonsen, James E. Rich, Deborah A. Rosser and Paul J.Germano; SERP for Lawrence M. Smith, $173,360 and key man insurance for Lawrence M. Smith.

(3) Information concerning allocations under the Corporation's Employee Stock Ownership Plan and Profit Sharing for 2000 are unavailable, at date of filing.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Option/SAR Values

The table below sets forth information regarding stock options that were exercised, if any, during the last fiscal year, and unexercised stock options held:

                                                                       Number of Securities
                                                                      Underlying Unexercised      Value of Unexercised
                                                                           Options/SARs               In-The-Money
                                         Shares                           At FY-/End (#)              Options/SARs
                                      Acquired on        Value           Exercisable (E)/           Exercisable (E)/
   Name and Principal Postion         Exercise (#)    Realized ($)      Unexcercisable (U)         Unexercisable (U)
       Lawrence M. Smith                 27,020         $210,707             52,980(E)                $326,641(E)
  President of the Corporation                                                 0(U)                       0(U)
      And President, Chief
 Executive Officer of the Bank

       Peter E. Simonsen                 2,300          $19,550              4,700(E)                  $28,110(E)
  Treasurer of the Corporation                                               7,000(U)                  $33,240(U)
 And Senior Vice President and
 Chief Financial Officer of the
              Bank

       James E. Rich, Jr.                  0               $0                11,260(E)                 $89,650(E)
   Senior Vice President and                                                 5,470(U)                  $22,530(U)
  Senior Trust Officer of the
              Bank

       Deborah A. Rosser                   0               $0                1,280(E)                  $5,100(E)
 Vice President and Senior Loan                                              6,120(U)                  $30,600(U)
            Officer

        Paul J. Germano                    0               $0                10,370(E)                 $73,805(E)
Vice President and Clerk of the                                              6,630(U)                  $27,595(U)
 Corporation and Vice President
    And Cashier of the Bank

(1) As of December 31, 2000, the market value of Beverly National Corporation common stock was $15.50 per share. As the option exercise price for the options previously granted to Mr. Smith equals 12,000 shares @ $5.95 per share, 24,000 shares @ $7.65 per share, 1,980 shares @ $8.63 per share, 2,850 shares @ $16.47 per share, 5,400 shares @ $16.55 per share, and 7,020 shares @ $14.07 per share which amounts to less than than the December 31, 2000 market value of $15.50, the options were "in-the-money" on December 31, 2000. 45,000 options are "in-the-money" because the fair value of the underlying securities exceeds the exercise price of the option.

(2) The option exercise price for the options granted to Mr. Simonsen in 1993 was 4,700 shares @ $7.00 per share, in 1997 4,000 shares @ $10.15 per share, in 1998 2,000 shares @ $16.47 per share, and in 1999 1,000 shares @ $16.55 per share. 3,900 options were exercisable and "in-the-money", another 4,800 options were "in-the-money", but unexercisable on December 31, 2000.

(3) The option exercise price for the options granted to Mr. Rich in 1993 was 10,000 shares @ $7.00 per share, in 1997 4,000 shares @ $10.15 per share, in 1998 2,000 shares @ $16.47 per share, and in 1999 1,000 shares @ $16.55 per share. 9,490 options were exercisable and "in-the-money", another 4,510 options were "in-the-money", but unexercisable on December 31, 1999.

(4) The option exercise price for the options granted to Mrs. Rosser in 1997 was 4,200 shares @ $10.15 per share, in 1998 1,800 shares @ $16.47 per share, and in 1999 1,400 shares @ $16.55 per share. 600 options were "in-the-money" and exercisable, another 3600 options were "in-the-money", but unexercisable on December 31, 2000.

(5) The option exercise price for the options granted to Mr. Germano in 1993 was 7,500 shares @ $7.00 per share, in 1996 2,500 shares @ $9.00 per share, in 1997 4,000 shares @ $10.15 per share, in 1998 2,000 shares @ $16.47 per share and in 1999 1,000 shares @ $16.55 per share. 9,570 options were "in-the-money" and exercisable, another 4,430 options were "in-the-money" and unexercisable on December 31, 2000.

Option/SAR Grants in Last Fiscal Year

With the exception of the individuals set forth in the table below, no other executive officer of the Corporation was granted options to purchase shares of common stock. All shares purchased upon the exercise of any option must be paid in full at the time of the purchase

                                                           Percent of
                                          Number of      Total Options/
                                          Securities    SARs Granted to
                                          Underlying       Employees      Exercise or
                                         Option/SARs     in Fiscal Year    Base Price      Expiration
      Name and Principal Postion        Granted (#)(1)        (2)            ($/Sh)           Date
Lawrence M. Smith                       None
President of the Corporation
And President, Chief
Executive Officer of the Bank

Peter E. Simonsen                       None
Treasurer of the Corporation
And Senior Vice President and
Chief Financial Officer of the
Bank

James E. Rich, Jr.                      None
Senior Vice President and
Senior Trust Officer of the
Bank

Deborah A. Rosser                       None
Vice President and Senior Loan
Officer

Paul J. Germano                         None
Vice President and Clerk of the
Corporation and Vice President
And Cashier of the Bank

Directors

The Corporation pays no cash compensation to its Directors for their services as a Director. As a Director of the Bank, Directors are paid a quarterly fee of $2,000.00. In addition, for each semimonthly meeting attended, a Director receives $300.00. Any Director serving on a subcommittee is compensated at the rate of $100.00 per hour for committee meetings.

Employment and Severance Agreements

The Corporation has entered into an Employment Agreement and Severance Agreement with Lawrence M. Smith. The Employment Agreement provided Mr. Smith with a minimum compensation until May 31, 1991. At that time the contract was extended, and on December 22, 1998, the contract was further extended to continue through May 31, 2000; provided, however, that commencing on May 31, 2000 the term of the Employment Agreement shall automatically be extended for one additional year unless, not later than November 30, of the preceding year either party notifies the other by written notice of its intent not to extend. Also this agreement provides that during the Employment Agreement and for one year afterward, Mr. Smith cannot compete with the Corporation and its subsidiaries within their market area. The Severance Agreement allows that in the event of a change in control of the Corporation, if Mr. Smith's employment is terminated other than for cause as defined in the agreement, disability or retirement within three years after the change in control, then he shall be entitled to a lump sum payment from the Corporation approximately equal to three times his average annual compensation for the previous five years.

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

Employment Agreement - Simonsen

The Corporation entered into an Employment Agreement with Peter E. Simonsen in February 2000 (the "Simonsen Employment Agreement"). The Simonsen Employment Agreement provides for Mr. Simonsen's employment as Treasurer of the Corporation and Senior Vice President and Chief Financial Officer of the Bank. In connection with his employment, the Corporation will pay Mr. Simonsen an annual base salary of $103,600 per year, which annual salary shall be adjusted upward from time to time at the sole discretion of the Bank. Pursuant to the Simonsen Employment Agreement, the Corporation has agreed to provide Mr. Simonsen fringe benefits consistent with those provided to Senior Officers of the Corporation and Bank.

The Simonsen Employment Agreement contains a non-compete clause pursuant to which Mr. Simonsen has agreed that while employed by the Corporation and for a period of one year thereafter, Mr. Simonsen will not in any capacity compete with the Corporation or the Bank. The term of the Simonsen Employment Agreement continues in effect through December 31, 2002. At that time the term of the Simonsen Employment Agreement shall automatically be extended for two (2) years unless, no later than November 30, 2002, either party notifies the other by written notice of his intent not to extend unless this agreement is terminated due to Mr. Simonsen's termination, death, disability or if Mr. Simonsen is terminated for cause as defined therein. If Mr. Simonsen becomes disabled during the term of the agreement, Mr. Simonsen shall be entitled to receive all benefits payable to him under the Bank's long-term disability income plan. If Mr. Simonsen is terminated for cause as defined in the Simonsen Employment Agreement he will receive all accrued and unpaid compensation through the date of such termination. The Corporation will maintain at the Corporation's sole expense all group insurance and other employment benefit plans, programs or arrangements (other than the Bank's retirement plan, the Bank's profit sharing plan, 401(k) plan, and the Corporation's stock option plan in which the employee was participating at any time during the twelve (12) months preceding the date of such termination).

Employment Agreement - Rich

The Corporation entered into an Employment Agreement with James E. Rich, Jr. in February 2000 (the "Rich Employment Agreement"). The Rich Employment Agreement provides for Mr. Rich's employment as Vice President of the Corporation and Senior Vice President and Senior Trust Officer of the Bank. In connection with his employment the Corporation, will pay Mr. Rich an annual base salary of $107,500, per year which annual salary shall be adjusted upward from time to time at the sole discretion of the Bank. Pursuant to the Rich Employment Agreement, the Corporation has agreed to provide Mr. Rich fringe benefits consistent with those provided to Senior Officers of the Corporation and Bank.

The Rich Employment Agreement contains a non-compete clause pursuant to which Mr. Rich has agreed that while employed by the Corporation and for a period of one year thereafter, Mr. Rich will not in any capacity compete with the Corporation or the Bank. The term of the Rich Employment Agreement continues in effect through December 31, 2002. At that time the term of the Rich Employment Agreement shall automatically be extended for two (2) years unless, no later than November 30, 2002, either party notifies the other by written notice of his intent not to extend unless this agreement is terminated due to Mr. Rich's termination, death, disability or if Mr. Rich is terminated for cause as defined therein. If Mr. Rich becomes disabled during the term of the agreement, Mr. Rich shall be entitled to receive all benefits payable to him under the Bank's long-term disability income plan. If Mr. Rich is terminated for cause as defined in the Rich Employment Agreement he will receive all accrued and unpaid compensation through the date of such termination. The Corporation will maintain at the Corporation's sole expense all group insurance and other employment benefit plans, programs or arrangements (other than the Bank's retirement plan, the Bank's profit sharing plan, 401(k) plan, and the Corporation's stock option plan in which the employee was participating at any time during the twelve (12) months preceding the date of such termination).

Employment Agreement - Rosser

The Corporation entered into an Employment Agreement with Deborah A. Rosser in February 2000 (the "Rosser Employment Agreement"). The Rosser Employment Agreement provides for Mrs.

Rosser's employment as Vice President of the Corporation and Vice President and Senior Loan Officer of the Bank. In connection with her employment, the Corporation will pay Mrs. Rosser an annual base salary of $97,100 per year, which annual salary shall be adjusted upward from time to time at the sole discretion of the Bank. Pursuant to the Rosser Employment Agreement, the Corporation has agreed to provide Mrs. Rosser fringe benefits consistent with those provided to Senior Officers of the Corporation and Bank.

The Rosser Employment Agreement contains a non-compete clause pursuant to which Mrs. Rosser has agreed that while employed by the Corporation and for a period of one year thereafter, Mrs. Rosser will not in any capacity compete with the Corporation or the Bank. The term of the Rosser Employment Agreement continues in effect through December 31, 2002. At that time, the term of the Rosser Employment Agreement shall automatically be extended for two (2) years unless, no later than November 30, 2002, either party notifies the other by written notice of her intent not to extend unless this agreement is terminated due to Mrs. Rosser's termination, death, disability or if Mrs. Rosser is terminated for cause as defined therein. If Mrs. Rosser becomes disabled during the term of the agreement, Mrs. Rosser shall be entitled to receive all benefits payable to her under the Bank's long-term disability income plan. If Mrs. Rosser is terminated for cause as defined in the Rosser Employment Agreement she will receive all accrued and unpaid compensation through the date of such termination. The Corporation will maintain at the Corporation's sole expense all group insurance and other employment benefit plans, programs or arrangements (other than the Bank's retirement plan, the Bank's profit sharing plan, 401(k) plan, and the Corporation's stock option plan in which the employee was participating at any time during the twelve (12) months preceding the date of such termination).

Employment Agreement - Germano

The Corporation entered into an Employment Agreement with Paul J. Germano in February 2000 (the "Germano Employment Agreement"). The Germano Employment Agreement provides for Mr. Germano's employment as Vice President and Clerk of the Corporation and Vice President and Cashier of the Bank. In connection with his employment, the Corporation will pay Mr. Germano an annual base salary of $93,300 per year, which annual salary shall be adjusted upward from time to time at the sole discretion of the Bank. Pursuant to the Germano Employment Agreement, the Corporation has agreed to provide Mr. Germano fringe benefits consistent with those provided to Senior Officers of the Corporation and Bank.

The Germano Employment Agreement contains a non-compete clause pursuant to which Mr. Germano has agreed that while employed by the Corporation and for a period of one year thereafter, Mr. Germano will not in any capacity compete with the Corporation or the Bank. The term of the Germano Employment Agreement continues in effect through December 31, 2002. At that time, the term of the Germano Employment Agreement shall automatically be extended for two (2) years unless, no later than November 30, 2002, either party notifies the other by written notice of his intent not to extend unless this agreement is terminated due to Mr. Germano's termination, death, disability or if Mr. Germano is terminated for cause as defined therein. If Mr. Germano becomes disabled during the term of the agreement, Mr. Germano shall be entitled to receive all benefits payable to him under the Bank's long-term disability income plan. If Mr. Germano is terminated for cause as defined in the Germano Employment Agreement, he will receive all accrued and unpaid compensation through the date of such termination. The Corporation will maintain at the Corporation's sole expense all group insurance and other employment benefit plans, programs or arrangements (other than the Bank's retirement plan, the Bank's profit sharing plan, 401(k) plan, and the Corporation's stock option plan in which the employee was participating at any time during the twelve (12) months preceding the date of such termination).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and related notes set forth information regarding stock owned by each of the Directors of the Corporation and Bank and by all officers and Directors of the Corporation and Bank as a group at March 2, 2001. The percentage is based upon 1,633,374 shares of common stock outstanding.

                                        Number of Shares            Percent of
                                          Beneficially              Outstanding
Name of Owner (9)                         Owned (1)(2)                 Shares
-----------------                         ------------                 ------

Richard H. Booth                          13,740 (3,4)                  .84%

Neiland J. Douglas, Jr.                   21,252 (3,5)                 1.29%

John N. Fisher                            19,570 (3,6)                 1.19%

Mark B. Glovsky                            4,240 (3)                    .26%

John L. Good, III                         18,192 (3)                   1.11%

Alice B. Griffin                          12,664 (3)                    .77%

Robert W. Luscinski                          600                        .04%

Clark R. Smith                             9,726 (3)                    .59%

Lawrence M. Smith                         86,603 (3,7)                 5.14%

James D. Wiltshire                        13,540 (3)                    .83%

All Directors and officers
 as a group (14 persons)                 244,167 (8)                  13.80%

(1) Based upon information provided to the Corporation by the indicated persons. The number of shares which each individual has the option to purchase has been added to the number of shares actually outstanding for the purpose of calculating the percentage of such person's ownership.

(2) Under regulations of the Securities and Exchange Commission, a person is treated as the beneficial owner of a security if the person, directly or indirectly (through contract, arrangement, understanding, relationship or otherwise) has or shares (a) voting power, including the power to vote or to direct the voting, of such security, or (b) investment power with respect to such security, including the power to dispose or direct the disposition of such security. A person is also deemed to have beneficial ownership of any security that such person has the right to acquire within 60 days. Unless indicated in another footnote to this tabulation, a person has sole voting and investment power with respect to the shares set forth opposite his or her name. The table does not reflect the 22,500 shares held in the Beverly National Bank Retirement Plan or the 108,672 shares held by the Corporation's Employee Stock Ownership Plan, as to which Messrs. Smith, Good and Douglas serve as trustees.

(3) Includes stock options to purchase shares which were exercisable as of March 2, 2001, or within 60 days thereafter, as listed: Richard H. Booth, 6,140, Neiland J. Douglas, Jr., 17,060, John N. Fisher, 12,440, Mark B. Glovsky, 3,740, John L. Good, III, 4,600, Alice B. Griffin, 1,640, Clark
      R. Smith, 3,740, Lawrence M. Smith, 52,980 James D. Wiltshire, 6,140, Officers (as a group), 27,610.

(4)   Includes 130 shares owned jointly by Mr. Booth and Mr. Booth's spouse.

(5)   Includes 118 shares owned by Mr. Douglas' spouse.

(6)   Includes 3,038 shares owned jointly by Mr. Fisher and Mr. Fisher's spouse.

(7) Includes 3,170 shares owned jointly by Mr. Smith and Mr. Smith's spouse; and 1,877 shares owned by Mr. Smith's spouse.

(8) Includes stock options owned by all Directors and Officers as a group to purchase 136,090 shares which were exercisable, as of March 2, 2001 or within 60 days thereafter.

(9) The individuals listed can be contacted through the Corporation (Beverly National Corporation, 240 Cabot Street, Beverly, MA 01915).

The following table and related notes set forth certain information as of March 2, 2001 with respect to all persons known to the Corporation to be the beneficial owner of more than 5% of the Corporation's outstanding common stock:

                                     Number of Shares
                                       Directly and               Percentage of
Name and Address                       Beneficially                Outstanding
    of Owner                              Owned                     Shares (1)
----------------                     ----------------             -------------

Harold C. Booth                         121,782 (2)                    7.46%
P.O. Box 729
Center Harbor, NH  03226

Paul Robsham,
Joyce Robsham
Joint Tenants                           116,510                        7.13%
P.O. Box 5183
Cochituate, MA 01778

Beverly National Corporation            108,672                        6.65%
Employee Stock Ownership Plan
240 Cabot Street
Beverly, MA  01915

John Sheldon Clark                       90,750 (3)                    5.56%
430 Park Avenue
Suite 1800
New York, NY  10022

(1) The percentages above are based on 1,633,374 shares of common stock outstanding as of March 2, 2001.

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

As of December 31, 2000 and 1999 respectively, the Bank had outstanding $520,729 and $768,117 in loans to Directors, Executive Officers, members of their family and their associates, which represents 2.29% and 3.80% of capital. Federal banking laws and regulations limit the aggregate amount of indebtedness which banks may extend to bank insiders. Pursuant to such laws, the Bank may extend credit to Executive Officers, Directors, Principal Shareholders or any related interest of such persons, if the extension of credit to such person is in the amount that, when aggregated with the amount of all outstanding extensions of credit to such individuals, does not exceed the Bank's unimpaired capital and unimpaired surplus. As of December 31, 2000, the aggregate amount of extensions of credit to insiders was well below this limit.

The Bank and the Corporation from time to time does business with Directors of the Bank and Corporation. In 2000 the Bank did business with Fisher and George Electrical Contractor, of which Director Fisher is the sole proprietor. The work was related to developing a new branch site and general electrical work in the amount of $68,882.

                ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)                              EXHIBIT INDEX

3.1   Articles of Organization of Corporation, as Amended ...................(1)

3.2   By-Laws of Corporation, as Amended ....................................(2)

10.1  Indenture dated as of January 21, 1976 between Benjamin Brown and Virgil
      C. Brink, Trustees of Y & M Trust, and Beverly National Bank ..........(3)

10.2  1987 Incentive Stock Option Plan for Key Employees ....................(4)

10.3  1987 Directors' Plan, as amended ......................................(5)

10.4  Employment Agreement dated May 31, 1991 between Beverly National
      Corporation and Lawrence M. Smith .....................................(2)

10.5  Severance Agreement dated July 8, 1987 between Beverly National
      Corporation and Lawrence M. Smith .....................................(3)

10.5  Beverly National Corporation Plan for Severance Compensation After Hostile
      Takeover ..............................................................(3)

10.7  Employment Agreement between Beverly National Corporation and Julia L.
      Robichau dated December 24, 1996 ......................................(6)

10.8  Change in Control Agreement between Beverly National Corporation and Julie
      L. Robichau dated December 24, 1996 ...................................(7)

10.9  Consulting Agreement between Beverly National Corporation and Julia L.
      Robichau dated December 24, 1996 ......................................(8)

10.10 Supplemental Executive Retirement Agreement between Beverly National
      Corporation and Lawrence M. Smith dated December 24, 1996 .............(9)

10.11 Supplemental Executive Retirement Agreement between Julia L. Robichau dated December 24, 1996 ..............................................(10)

10.12 1996 Incentive Stock Option Plan for Key Employees ...................(11)

10.13 1998 Incentive Stock Option Plan for Key Employees ...................(12)

10.14 1998 Directors Plan ..................................................(13)

10.15 Lawrence M. Smith Contract Extension .................................(14)

10.16 Julia L. Robichau Amendment to Consulting Agreement ..................(15)

10.17 Julia L. Robichau Amendment to Supplemental Executive Retirement
      Agreement ............................................................(16)

10.18 First Amendment to Change and Control Agreement between Beverly National
      Corporation and Lawrence M. Smith ....................................(17)

10.19 First Amendment to Split Dollar Agreement between Beverly National
      Corporation and Lawrence M. Smith ....................................(18)

10.20 Change in Control Agreement between Beverly National Corporation and Peter
      E. Simonsen dated February 23, 2000 ..................................(19)

10.21 Employment Agreement between Beverly National Corporation and Peter E.
      Simonsen dated February 23, 2000 .....................................(20)

10.22 Change in Control Agreement between Beverly National Corporation and James
      E. Rich, Jr. dated February 23, 2000 .................................(21)

10.23 Employment Agreement between Beverly National Corporation and James E.
      Rich, Jr. dated February 23, 2000 ....................................(22)

10.24 Change in Control Agreement between Beverly National Corporation and
      Deborah A. Rosser dated February 23, 2000 ............................(23)

10.25 Employment Agreement between Beverly National Corporation and Deborah A.
      Rosser dated February 23, 2000 .......................................(24)

10.26 Change in Control Agreement between Beverly National Corporation and Paul
      J. Germano dated February 23, 2000 ...................................(25)

10.27 Employment Agreement between Beverly National Corporation and Paul J.
      Germano dated February 23, 2000 ......................................(26)

20    2001 Proxy Statement

21    Subsidiaries of Corporation

23    Consent of Shatswell, MacLeod & Company, P.C.

(b) the Corporation did not file a Form 8-K during the quarter ended December 31, 2000.

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

      (8) Incorporated herein by reference to Exhibit 10.10 to the Annual Report Form 10-KSB for December 31, 1996.

      (9) Incorporated herein by reference to Exhibit 10.11 to the Annual Report Form 10-KSB for December 31, 1996.

      (10) Incorporated herein by reference to Exhibit 10.12 to the Annual Report Form 10-KSB for December 31, 1996.

      (11) Incorporated herein by reference to Exhibit 10.13 to the Annual Report Form 10-KSB for December 31, 1996.

      (12) Incorporated herein by reference to Exhibit 10.14 to the Annual Report Form 10-KSB for December 31, 1998.

      (13) Incorporated herein by reference to Exhibit 10.15 to the Annual Report Form 10-KSB for December 31, 1998.

      (14) Incorporated herein by reference to Exhibit 10.16 to the Annual Report Form 10-KSB for December 31, 1998.

      (15) Incorporated herein by reference to Exhibit 10.17 to the Annual Report Form 10-KSB for December 31, 1998.

      (16) Incorporated herein by reference to Exhibit 10.18 to the Annual Report Form 10-KSB for December 31, 1999.

      (17) Incorporated herein by reference to Exhibit 10.19 to the Annual Report Form 10-KSB for December 31, 1999.

      (18) Incorporated herein by reference to Exhibit 10.20 to the Annual Report Form 10-KSB for December 31, 1999.

      (19) Incorporated herein by reference to Exhibit 10.21 to the Annual Report Form 10-KSB for December 31, 1999.

      (20) Incorporated herein by reference to Exhibit 10.22 to the Annual Report Form 10-KSB for December 31, 1999.

      (21) Incorporated herein by reference to Exhibit 10.23 to the Annual Report Form 10-KSB for December 31, 1999.

      (22) Incorporated herein by reference to Exhibit 10.24 to the Annual Report Form 10-KSB for December 31, 1999.

      (23) Incorporated herein by reference to Exhibit 10.25 to the Annual Report Form 10-KSB for December 31, 1999.

      (24) Incorporated herein by reference to Exhibit 10.26 to the Annual Report Form 10-KSB for December 31, 1999.

      (25) Incorporated herein by reference to Exhibit 10.27 to the Annual Report Form 10-KSB for December 31, 1999.

                            SUPPLEMENTAL INFORMATION

Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy for Annual Meeting of Shareholders for the Registrant's 2001 Annual Meeting of Shareholders, which was held on March 27, 2001, are furnished herein. Such material is not deemed to be filed with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act, unless specifically incorporated by reference in their reports.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BEVERLY NATIONAL CORPORATION

Date:   3/27/01                   By:  /s/  Lawrence M. Smith
      ------------                   ----------------------------------
                                            President & CEO and
                                            Director, Principal
Executive Officer

Date:   3/27/01                   By:   /s/  Peter E. Simonsen
      ------------                   ----------------------------------
                                             Treasurer, Principal Financial &
                                             Accounting Officer

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                                     Name and Capacity

  3/27/01                                    /s/ Lawrence M. Smith
-----------                                  --------------------------
                                             Lawrence M. Smith,
                                             President & CEO &
                                             Director, Principal
                                             Executive Officer

  3/27/01                                    /s/ Richard H. Booth
-----------                                  --------------------------
                                             Richard H. Booth - Director

  3/27/01                                    /s/ Neiland J. Douglas
-----------                                  --------------------------
                                             Neiland J. Douglas, Jr. - Director

  3/27/01
-----------                                  --------------------------
                                             John N. Fisher - Director

  3/27/01                                    /s/ Mark B. Glovsky
-----------                                  --------------------------
                                             Mark B. Glovsky -Director

  3/27/01                                    /s/  John L. Good, III
-----------                                  --------------------------
                                             John L. Good, III - Director

  3/27/01                                    /s/ Alice B. Griffin
-----------                                  --------------------------
                                             Alice B. Griffin - Director

  3/27/01                                    /s/ Robert W. Luscinski
-----------                                  --------------------------
                                             Robert B. Luscinski - Director

  3/27/01                                    /s/ Clark R. Smith
-----------                                  --------------------------
                                             Clark R. Smith - Director

  3/27/01                                    /s/ James D. Wiltshire
-----------                                  --------------------------
                                             James D. Wiltshire - Director