Form 10QSB
period 2001-03-31
BEVERLY NATIONAL CORP
filed 2001-05-10
CIK 742275

May 9, 2001 version

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended       March 31, 2001
                              ---------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------  ----------------

Commission file number   33-22224-B
                      ----------------

                                      Beverly National Corporation
                       -------------------------------------------
            (Name of small business issuer as specified in its charter)

        Massachusetts                            04-2832201
----------------------------------------     -------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

240 Cabot Street  Beverly, Massachusetts            01915
----------------------------------------      -------------------
(Address of principal executive offices)          (Zip Code)

  Issuer's telephone number, including area code   (978) 922-2100
                                                  ----------------

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No
                                         ----------             -----------


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2001. 1,635,574 shares
                           ----------------

Transitional small business disclosure format        Yes
                                                         -----
                                                     No    X
                                                         -----

                         BEVERLY NATIONAL CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION                                           PAGE

Item 1.

      Condensed Financial Statements

      Consolidated Balance Sheets at
      March 31, 2001 (Unaudited) and December 31, 2000......................  3

      Consolidated Statements of Income for Three
      Months Ended March 31, 2001 and 2000 (Unaudited)......................  4

      Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 2001 and 2000 (Unaudited)................  5

      Notes to Consolidated Financial Statements (Unaudited) ...............  7

Item 2.

      Management's Discussion and Analysis or Plan of Operations............. 8

PART II.    OTHER INFORMATION

Item 1.
      Legal Proceedings .................................................... 14

Item 2.
      Changes in Securities and Use of Proceeds ............................ 14

Item 3.
      Defaults Upon Senior Securities ...................................... 14

Item 4.
      Submission of Matters to a Vote of Security Holders .................. 14

Item 5.
      Other Information..................................................... 14

Item 6.
      Exhibits and Reports on Form 8-K...................................... 14

      Signatures............................................................ 13

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    March 31,          December 31,
                                                                      2001                2000
                                                                 -------------        -------------
                                                                   (Unaudited)
                                     ASSETS

Cash and due from banks                                          $  15,375,417        $  27,780,903
Interest bearing demand deposits with other banks                       33,957              121,830
Federal funds sold                                                  18,100,000            1,000,000
                                                                 -------------        -------------
     Cash and cash equivalents                                      33,509,374           28,902,733


Investments in available-for-sale securities (at fair value)        41,103,743           37,934,262
Investments in held-to-maturity securities                           5,133,066           17,131,682
Federal Reserve Bank stock, at cost                                     97,500               97,500
Federal Home Loan Bank stock, at cost                                  730,800              636,200

Loans:
  Commercial                                                        27,369,312           26,985,224
  Real estate - construction and land development                    3,814,750            3,531,582
  Real estate - residential                                         70,714,397           72,905,875
  Real estate - commercial                                          54,455,408           51,360,964
  Consumer                                                          10,273,334            8,857,132
  Municipal                                                          6,585,969            6,625,816
  Other                                                                463,403              765,722
  Allowance for loan losses                                         (1,852,563)          (1,912,696)
  Deferred loan costs, net                                             324,091              298,853
                                                                 -------------        -------------
     Net loans                                                     172,148,101          169,418,472

Mortgages held for sale                                              1,529,899              200,269
Premises and equipment, net                                          5,149,143            5,140,697
Accrued interest receivable                                          1,640,228            1,890,088
Other assets                                                         2,377,571            2,751,622
                                                                 -------------        -------------

     Total assets                                                $ 263,419,425        $ 264,103,525
                                                                 =============        =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                            $  53,356,302        $  66,437,616
  Interest bearing
   Regular savings                                                  52,325,550           49,314,363
   NOW accounts                                                     47,954,037           40,832,374
   Money market accounts                                            25,343,814           23,581,066
   Time deposits                                                    58,940,018           58,709,442
                                                                 -------------        -------------
     Total deposits                                                237,919,721          238,874,861

Other liabilities                                                    2,133,881            2,493,432
                                                                 -------------        -------------

     Total liabilities                                             240,053,602          241,368,293
                                                                 -------------        -------------

Stockholders' equity:

Preferred stock, $2.50 par value per share;
   300,000 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share;
   2,500,000 shares authorized; issued 1,679,498 as of
   March 31, 2001 and 1,678,898 as of December 31, 2000;
   outstanding 1,633,374 shares as of March 31, 2001 and
   1,632,774 shares as of December 31, 2000                          4,198,745            4,197,245
Paid-in Capital                                                      2,932,681            2,929,381
Retained earnings                                                   16,383,378           15,982,441
Treasury stock, at cost (46,124 shares as of March 31, 2001
   and December 31, 2000)                                             (427,467)            (427,467)
Accumulated other comprehensive income                                 278,486               53,632
                                                                 -------------        -------------

     Total stockholders' equity                                     23,365,823           22,735,232
                                                                 -------------        -------------

     Total liabilities and stockholders' equity                  $ 263,419,425        $ 264,103,525
                                                                 =============        =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                Three Months Ended March 31,
                                                                               2001                   2000
                                                                            ------------          ------------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                                                $  3,689,280          $  3,215,009
  Interest and dividends on investment securities:
    Taxable                                                                      867,365               720,470
    Tax-exempt                                                                     8,852                 7,477
    Dividends on marketable equity securities                                      1,308                 1,308
  Other interest                                                                 109,768                65,889
                                                                            ------------          ------------

     Total interest and dividend income                                        4,676,573             4,010,153
                                                                            ------------          ------------

INTEREST EXPENSE:
  Interest on deposits                                                         1,518,829             1,305,008
  Interest on borrowings                                                          12,977                 2,699
                                                                            ------------          ------------

     Total interest expense                                                    1,531,806             1,307,707
                                                                            ------------          ------------

Net interest and dividend income                                               3,144,767             2,702,446

Provision for loan losses                                                              0                     0
                                                                            ------------          ------------

Net interest and dividend income after provision for loan losses               3,144,767             2,702,446
                                                                            ------------          ------------


NONINTEREST INCOME:
  Income from fiduciary activities                                               402,691               374,640
  Service charges on deposit accounts                                            106,285                88,688
  Other deposit fees                                                              62,722                56,110
  Other income                                                                   110,535               122,755
                                                                            ------------          ------------

     Total noninterest income                                                    682,233               642,193
                                                                            ------------          ------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                               1,494,603             1,413,048
  Occupancy expense                                                              288,365               255,766
  Equipment expense                                                              137,033               153,576
  Contributions                                                                   29,895                15,281
  Data processing fees                                                           123,527               101,226
  Marketing and public relations                                                  98,498                93,863
  Stationery and supplies                                                         50,178                62,748
  Professional fees                                                               60,375                76,864
  Other expense                                                                  423,611               365,965
                                                                            ------------          ------------

     Total noninterest expense                                                 2,706,085             2,538,337
                                                                            ------------          ------------


     Income before income taxes                                                1,120,915               806,302

Income taxes                                                                     426,007               313,000
                                                                            ------------          ------------

     Net Income                                                             $    694,908          $    493,302
                                                                            =============         =============

Earnings per share:

Primary shares outstanding                                                     1,633,202             1,579,751
                                                                            =============         =============

Diluted shares outstanding                                                     1,772,771             1,722,842
                                                                            =============         =============

Net income per share-Primary                                                $       0.43          $       0.31
Net income per share-Diluted                                                $       0.39          $       0.29
Dividends per share                                                         $       0.18          $       0.15


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                                2001                2000
                                                                            ------------       ------------
 Cash flows from operating activities:
  Interest received                                                         $  4,754,821        $ 4,032,247
  Service charges and other income                                               682,233            642,193
  Interest paid                                                               (1,530,966)        (1,607,143)
  Increase in mortgages held-for-sale                                         (1,329,630)          (374,800)
  Cash paid to suppliers and employees                                        (2,663,506)        (2,382,770)
  Income taxes paid                                                             (423,110)          (337,955)
                                                                            ------------        -----------

  Net cash used in operating activities                                         (510,158)           (28,228)
                                                                            ------------        -----------

 Cash flows from investing activities:
  Proceeds from maturities of investment securities held-to-maturity          12,000,001              2,753
  Proceeds from maturities of investment securities available-for-sale        16,800,631          1,030,683
  Purchases of Federal Home Loan Bank stock                                      (94,600)                 0
  Purchases of investment securities available-for-sale                      (19,600,269)        (2,953,601)
  Net increase in loans                                                       (2,707,437)        (2,576,968)
  Capital expenditures                                                          (166,427)          (284,387)
  Recoveries of previously charged off loans                                       3,046             18,662
  (Increase) decrease in other assets                                            146,263            (90,744)
  Increase (decrease) in other liabilities                                       (20,098)            28,448
                                                                            ------------        -----------

  Net cash provided by (used in) investing activities                          6,361,110         (4,825,154)
                                                                            ------------        -----------


Cash flows from financing activities:
  Net increase (decrease) in demand deposits, NOW,
      money market & savings accounts                                         (1,185,716)         2,174,872
  Net increase (decrease) in time deposits                                       230,576          6,525,169
  Issued common stock                                                              4,800             36,360
  Dividends paid                                                                (293,971)          (236,790)
                                                                            ------------        -----------


  Net cash provided by (used in) financing activities                         (1,244,311)         8,499,611
                                                                            ------------        -----------


 Net increase (decrease) in cash and cash equivalents                          4,606,641          3,646,229
 Cash & cash equivalents beginning of year                                    28,902,733         16,378,530
                                                                            ------------        -----------

 Cash & cash equivalents at March 31:                                       $ 33,509,374        $20,024,759
                                                                            ============        ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)
                                  (Continued)

Reconciliation of net income to net cash provided by operating activities:

                                                      2001              2000
                                                  ------------       ----------

 Net income                                        $   694,908       $  493,302
                                                  ------------       ----------

 Increase in mortgages held-for-sale                (1,329,630)        (374,800)
 Depreciation expense                                  157,981          179,397
 Amortization expense of investment securities              51              366
 Accretion income of investment securities            (146,425)          (8,874)
 Provision for loan losses                                   0                0
 Increase (decrease) in taxes payable                    2,897          (24,955)
 (Increase) decrease in interest receivable            249,860         (354,398)
 Increase (decrease) in interest payable                   840           54,963
 Increase (decrease) in accrued expenses              (343,190)        (154,062)
 Change in deferred loan fees                          (25,238)          30,601
 Change in prepaid expenses                            227,788          130,232
                                                  ------------       ----------

Total adjustments                                   (1,205,066)        (521,530)

                                                  ------------       ----------
Net cash used in operating activities             ($   510,158)     ($   28,228)
                                                  ============       ==========


Non-cash investing activities:

Loans transferred to other real estate owned       $         0       $        0
Loans transferred from conforming mortgages        $    49,797       $1,472,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BEVERLY NATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED March 31, 2001

                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The interim condensed consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments which are necessary to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 2001.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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


4.   IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS no. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133, as amended by SFAS 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Corporation adopted this statement as of January 1, 2001. In management's opinion, the adoption of SFAS No. 133 did not have a material effect on the corporation's consolidated financial statements.

FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The Corporation has not yet quantified the remaining provisions effective in 2001; however, the Corporation does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.


                         PART I - FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction
------------

The following discussion includes Beverly National Corporation (the "Corporation") and its subsidiaries, Beverly National Bank (the "Bank"), and Cabot Street Realty Trust (the "Realty Trust"), and the Bank's wholly owned subsidiary, Beverly Community Development Corporation.


Summary
-------

The Corporation's net income for the three months ended March 31, 2001, was $694,908 as compared to $493,302 for the three month period ended March 31, 2000. This represents an increase of $201,606 or 40.9%. Basic earnings per share totaled $.43 for the three months ended March 31, 2001, as compared to Basic earnings per share of $.31 for the three months ended March 31, 2000. On a fully diluted basis, earnings per share for the first three months of 2001 amounted to $.39 as compared with $.29 for the same period in 2000. As a result of the increase in earnings during the first three months of 2001, the Corporation declared and paid a quarterly dividend of $.18 per share as compared with $.15 per share during the same period in 2000.

During the first three months of 2001, the Bank's total assets declined by $684,100 or 0.3% and amounted to $263,419,425 at March 31, 2001. Areas of growth were represented in increases in the loan portfolio and mortgages held for sale. Other changes for the three months were as follows: available for sale securities grew $3,169,481 or 8.36%, held to maturity securities declined $11,998,616 or 70.0%, and net loans grew $2,729,629 or 1.6%. Deposits declined by $955,140 or 0.4% during the first three months of 2001.

As a result, total deposits decreased from $238,874,861 at December 31, 2000 to $237,919,721 at March 31, 2001. Interest bearing deposits increased and non-interest bearing deposits decreased. Non-interest bearing deposits decreased $13,081,314 or 19.7% from $66,437,616 at December 31, 2000 to $53,356,302 at
March 31, 2001.

                       THREE MONTHS ENDED MARCH 31, 2001
               AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net Interest Income
-------------------

Net interest and dividend income for the three months ended March 31, 2001, totaled $3,144,767 as compared to $2,702,446 for the same time period in 2000. This increase was $442,321 or 16.4%. Total interest and dividend income equaled $4,676,573 for the three months ended March 31, 2001 as compared to $4,010,153 for the same time period in 2000, an increase of $666,420 or 16.6%. Loan income for the three months ended March 31, 2001, totaled $3,689,280 as compared to $3,215,009 for the same time period in 2000. This increase of $474,271 or 14.8% represents the increased level of loan production. Interest and Dividends on Taxable Securities for the three months ended March 31, 2001 totaled $867,365 as compared to $720,470 for the same period in 2000. This increase of $146,895 or 20.4% is attributable to a high volume of investments that where held at discount and were called because of the low interest rate environment. The interest and dividends on tax exempt securities increased $1,375 or 18.4% during the first quarter of 2001 as compared with the same quarter of 2000, due to higher volume. The interest earned from Federal funds sold increased $43,879 or 66.6% for the three months ended March 31, 2001 when compared to the same time period in 2000 due to higher volume.

Deposit interest expense equaled $1,518,829 for the three months ended March 31, 2001, as compared to $1,305,008 for the same period in 2000. This increase of $213,821 or 16.3% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

Interest on borrowings totaled $12,977 for the three months ended March 31, 2001 as compared to $2,699 for the same period in 2000. This is an increase of $10,278 or 380.8%.


Non-interest Income
-------------------

Non-interest income totaled $682,233 for the three months ended March 31, 2001 as compared to $642,193 for three months ended March 31, 2000. This is an increase of $40,040 or 6.2%. Income from fiduciary activities totaled $402,691 for the three months ended March 31, 2001 as compared to $374,640 for the three months ended March 31, 2000. This $28,051 or 7.4% increase can be attributed to increased trust business. Service charges on deposit accounts totaled $106,285 for the three months ended March 31, 2001, as compared to $88,688 for the same time period in 2000. This increase is due to increased service charges for electronic banking. Other deposit fees increased $6,612 or 11.8% for the three months ended March 31, 2001 as compared to the same time period in 2000. Other income for the three-month period ended March 31, 2001 totaled $110,535 as compared to $122,755 for the three-month period ended March 31, 2000, an decrease of $12,220 or 10.0%.

Non-interest Expense
--------------------

Non-interest expense totaled $2,706,085 for the three months ended March 31, 2001, as compared to $2,538,337 for the same time period in 2000. This increase totaled $167,748 or 6.6%. This increase is primarily attributed to additional personnel and new delivery systems. Salaries and benefits totaled $1,494,603 for the three months ended March 31, 2001 and $1,413,048 for the same time period in 2000. This $81,555 or 5.8% increase is due to additional personnel. Occupancy expense totaled $288,365 for the three months ended March 31, 2001 as compared to $255,766 for the same period in 2000 which is an increase of $32,599 or 12.8%. This increase is due to increased software costs along with higher expenses of repairs and maintenance of facilities. The costs of equipment totaled $137,033 for the three months ended March 31, 2001 as compared to $153,576 for the same period in 2000. A decrease in equipment depreciation expense created this situation. Data processing fees totaled $123,527 for the three months ended March 31, 2001 as compared to $101,226 for the corresponding time in 2000. This increase of $22,301 or 22.0% is due to higher volumes and additional data processing products. Professional fees decreased $16,489 or 21.5% due to lower legal and benefit consulting expenses. Other expenses totaled $423,611 for the three months ended March 31, 2001 as compared to $365,965 for the same period in 2000. This reflects an increase of $57,646 or 15.8%, which can be attributed to an expense increase in mortgage valuation, communications, electronic banking fees and ATM courier services.

Income Taxes
------------

The income tax provision for the three months ended March 31, 2001 totaled $426,007 in comparison to an income tax provision of $313,000 for the same time period in 2000. This increase reflects an increase of taxable income.

Net Income
----------

Net income amounted to $694,908 for the three months ended March 31, 2001 as compared to net income of $493,302 for the same period in 2000, which is an increase of $201,606 or 40.9%. The earnings increase is due to a stronger net interest margin and higher income from service charges and fees as well as fiduciary activities in 2001 as compared to 2000.


Allowance for Loan Losses
-------------------------

At March 31, 2001, the Corporation's allowance for loan losses was $1,852,563 representing 1.1% of gross loans as compared to $1,912,696 and a ratio of 1.2% of gross loans at December 31, 2000. No provisions to the allowance for loan losses were made during the first three months of 2001 or 2000, respectively.


The Corporation's non-accrual loans were $284,662 at March 31, 2001 as compared to $414,892 at December 31, 2000.

The ratio of non-performing assets to total loans and mortgages held for sale was 0.15% for March 31, 2001 as compared to 0.24% as of December 31, 2000. This decrease can be attributed to a lower non-accrual balance. The ratio of non-performing assets to allowance for loan losses equaled 15.4% at March 31, 2001 as compared to 21.7% at December 31, 2000.

A total of $63,180 of loans were charged off by the Corporation during the three months ended March 31, 2001 as compared to $18,662 charged off during the corresponding period in 2000. These charged off loans consisted primarily of loans to small businesses and individuals. A total of $3,046 was recovered from previously charged off notes by the Corporation during the three months ended March 31, 2001, as compared to $2,088 recovered during the corresponding period in 2000.



Capital Resources
-----------------

As of March 31, 2001, the Corporation had total capital in the amount of $23,365,823 as compared with $22,735,232 at December 31, 2000 which represents an increase of $630,591 or 2.8%. The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's total assets. As of March 31, 2001, the Bank's Tier 1 capital amounted to 7.84% of total assets. At March 31, 2001, the Bank's ratio of risk-based capital to risk weighted assets amounted to 14.69%, which satisfies the applicable risk based capital requirements. As of December 31, 2000, the Bank's Tier 1 capital amounted to 7.71% of total assets and risk based capital amounted to 13.33% of total risk based assets.

The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Corporation's total assets. As of March 31, 2001, the Corporation's Tier 1 capital amounted to 14.15% of total assets. At March 31, 2001, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 15.40%, which satisfies the applicable risk based capital requirements. As of December 31, 2000, the Corporation's Tier 1 capital amounted to 9.41% of total assets and risk based capital amounted to 15.19% of total risk based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $7,015,521 or 14.9% at March 31, 2001 of the investment securities portfolio, and $8,967,187 at December 31, 2000, representing 16.1% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goals and general practices are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 10% of total earning assets, so that changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently. The Corporation's current practices are consistent with these objectives.

Forward Looking Statements
--------------------------

Certain statements contained in this report, including those contained in Management's Discussion and Analysis or plan of and elsewhere, may be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such statements. Such factors include, but are not limited to changes in interest rates, regulation, competition and the local and regional economy.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BEVERLY NATIONAL CORPORATION
                                                (Registrant)




Date: May 10, 2001                  By: /s/ Lawrence M. Smith
                                       ----------------------
                                    Lawrence M. Smith
                                    President, Chief Executive Officer




Date: May 10, 2001                  By: /s/ Peter E. Simonsen
                                       ----------------------
                                    Peter E. Simonsen
                                    Treasurer, Principal Financial Officer

                          PART II - Other Information


Item 1.   Legal Proceedings                                           None

Item 2.   Changes in Securities and Use of Proceeds                   None

Item 3.   Defaults Upon Senior Securities                             None

Item 4.   Submission of Matters to a Vote of Security Holders         None

          (a) On March 27, 2001 the Corporation had its Annual Meeting.

          (b) The following Directors were elected to serve a three year term until their successors are elected and qualified, and who, along with the existing directors whose terms did not expire at this Annual Meeting, comprise the full Board of Directors of the Corporation.

                                  Term
                                 Expires      For       Withheld
                                 --------------------------------
          Richard H. Booth         2004      1,450,917     4,753
          John L. Good III         2004      1,450,917     4,753
          Clark R. Smith           2004      1,450,917     4,753

          The following other Directors' terms continued after the meeting:

              Neiland J. Douglas, Jr.
              John N. Fisher
              Mark B. Glovsky, Esq.
              Alice B. Griffin
              Robert W. Luscinski
              Lawrence M. Smith
              James D. Wiltshire

Item 5.   Other Information                                           None

          The Corporation filed a registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, on April 30, 2001.


Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

                    None

          Reports on Form 8-K

               The Corporation did not file any Reports on Form 8-K during the quarter ended March 31, 2001.