Form 10QSB
period 2001-06-30
BEVERLY NATIONAL CORP
filed 2001-08-10
CIK 742275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended      June 30, 2001
                              -------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_______________

Commission file number   33-22224-B
                      ----------------

                          Beverly National Corporation
        ----------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

             Massachusetts                                   04-2832201
   ----------------------------------                      --------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

  240 Cabot Street  Beverly, Massachusetts                     01915
----------------------------------------------             --------------
  (Address of principal executive offices)                  (Zip Code)

  Issuer's telephone number, including area code        (978) 922-2100
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2001. 1,640,074 shares

Transitional small business disclosure format      Yes       No  X
                                                      -----    -----

                          BEVERLY NATIONAL CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                 PAGE

Item 1.

  Condensed Financial Statements

  Consolidated Balance Sheets at
  June 30, 2001(Unaudited)and December 31, 2000  . . . . . . . . 3

  Consolidated Statements of Income for the Six and Three
  Months Ended June 30, 2001 and 2000 (Unaudited). . . . . . . . 4

  Consolidated Statements of Cash Flow for the
  Six Months Ended June 30, 2001 and 2000 (Unaudited). . . . . . 5

  Notes to Consolidated Financial Statements (Unaudited).  . . . 7

Item 2.

  Management's Discussion and Analysis or Plan of Operations. .  8

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

Item 6.
  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 15

  Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . 16

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    June 30,        December 31,
                                                                      2001              2000
                                                                  ------------      ------------
                                                                   (Unaudited)
                                     ASSETS

Cash and due from banks                                           $ 15,566,930      $ 27,780,903
Interest bearing demand deposits with other banks                      113,943           121,830
Federal funds sold                                                  16,600,000         1,000,000
                                                                  ------------      ------------
     Cash and cash equivalents                                      32,280,873        28,902,733

Investments in available-for-sale securities (at fair value)        51,423,878        37,934,262
Investments in held-to-maturity securities                           2,036,116        17,131,682
Federal Reserve Bank stock, at cost                                     97,500            97,500
Federal Home Loan Bank stock, at cost                                  730,800           636,200

Loans:
  Commercial                                                        27,673,124        26,985,224
  Real estate - construction and land development                    3,411,244         3,531,582
  Real estate - residential                                         70,218,964        72,905,875
  Real estate - commercial                                          55,141,720        51,360,964
  Consumer                                                           8,569,138         8,857,132
  Municipal                                                          6,554,576         6,625,816
  Other                                                                269,688           765,722
  Allowance for loan losses                                         (1,887,029)       (1,912,696)
  Deferred loan costs, net                                             368,193           298,853
                                                                  ------------      ------------
     Net loans                                                     170,319,618       169,418,472

Mortgages held for sale                                              4,077,375           200,269
Premises and equipment, net                                          5,075,566         5,140,697
Accrued interest receivable                                          1,543,381         1,890,088
Other assets                                                         2,753,748         2,751,622
                                                                  ------------      ------------

     Total assets                                                 $270,338,855      $264,103,525
                                                                  ============      ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                             $ 52,953,444      $ 66,437,616
  Interest bearing
   Regular savings                                                  54,573,936        49,314,363
   NOW accounts                                                     49,752,846        40,832,374
   Money market accounts                                            26,123,593        23,581,066
   Time deposits                                                    61,429,085        58,709,442
                                                                  ------------      ------------
     Total deposits                                                244,832,904       238,874,861

Other liabilities                                                    2,209,235         2,493,432
                                                                  ------------      ------------

     Total liabilities                                             247,042,139       241,368,293
                                                                  ------------      ------------

Stockholders' equity:

Preferred stock, $2.50 par value per share;
   300,000 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share;
   2,500,000 shares authorized; issued 1,681,898 as of June
  30, 2001 and 1,678,898 as of December 31, 2000; outstanding
   1,635,774 shares as of June 30, 2001 and
   1,632,774 shares as of December 31, 2000                          4,204,745         4,197,245
Paid-in Capital                                                      2,943,481         2,929,381
Retained earnings                                                   16,737,277        15,982,441
Treasury stock, at cost (46,124 shares as of June 30, 2001
   and December 31, 2000)                                             (427,467)         (427,467)
Accumulated other comprehensive income (loss)                         (161,320)           53,632
                                                                  ------------      ------------

     Total stockholders' equity                                     23,296,716        22,735,232
                                                                  ------------      ------------

     Total liabilities and stockholders' equity                   $270,338,855      $264,103,525
                                                                  ============      ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Six Months Ended June 30,      Three Months Ended June 30,
                                                                       2001            2000            2001            2000
                                                                    -----------     -----------     -----------     -----------
INTEREST INCOME:
  Interest and fees on loans                                        $ 7,358,616     $ 6,550,865     $ 3,669,336     $ 3,335,856
  Interest and dividends on investment securities:
    Taxable                                                           1,672,267       1,472,185         804,902         750,407
    Tax-exempt                                                           27,861          15,647          19,009           8,170
  Dividend on marketable equity securities                                3,205           2,615           1,897           1,307
  Other interest                                                        286,794         269,035         177,026         204,454
                                                                    -----------     -----------     -----------     -----------

     Total interest and dividend income                               9,348,743       8,310,347       4,672,170       4,300,194
                                                                    -----------     -----------     -----------     -----------

INTEREST EXPENSE:
  Interest on Deposits                                                3,090,959       2,746,362       1,572,130       1,441,354
  Interest on Borrowings                                                 12,977           2,699               0               0
                                                                    -----------     -----------     -----------     -----------

     Total interest expense                                           3,103,936       2,749,061       1,572,130       1,441,354
                                                                    -----------     -----------     -----------     -----------

Net interest and dividend income                                      6,244,807       5,561,286       3,100,040       2,858,840

Provision for loan losses                                                45,000               0          45,000               0
                                                                    -----------     -----------     -----------     -----------

Net interest and dividend income after provision for loan losses      6,199,807       5,561,286       3,055,040       2,858,840
                                                                    -----------     -----------     -----------     -----------


NONINTEREST INCOME:
  Income from fiduciary activities                                      850,881         804,269         448,190         429,629
  Service charges on deposit accounts                                   227,562         193,026         121,277         104,338
  Other deposit fees                                                    135,040         111,594          72,318          55,484
  Other income                                                          270,913         238,539         145,536         103,649
  Mortgage servicing income (Loss)                                      (20,910)        (15,247)         (6,068)         (3,111)
                                                                    -----------     -----------     -----------     -----------

     Total noninterest income                                         1,463,486       1,332,181         781,253         689,989
                                                                    -----------     -----------     -----------     -----------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                      3,008,327       2,822,244       1,513,724       1,409,196
  Occupancy expense                                                     593,417         507,733         305,052         251,967
  Equipment expense                                                     279,981         288,279         142,948         134,703
  Data processing fees                                                  264,427         189,874         140,900          88,648
  Professional fees                                                     153,240         116,092          92,865          39,228
  Stationary and supplies                                                96,557         124,566          46,379          61,818
  Contributions                                                          60,245          30,306          30,350          15,025
  Marketing and public relations                                        246,188         198,332         147,690         104,469
  Other expense                                                         807,268         720,445         383,657         354,481
                                                                    -----------     -----------     -----------     -----------

     Total noninterest expense                                        5,509,650       4,997,871       2,803,565       2,459,535
                                                                    -----------     -----------     -----------     -----------

      Income before income taxes                                      2,153,643       1,895,596       1,032,728       1,089,294

Income taxes                                                            810,432         731,400         384,425         418,400
                                                                    -----------     -----------     -----------     -----------

     Net Income                                                     $ 1,343,211     $ 1,164,196     $   648,303     $   670,894
                                                                    -----------     -----------     -----------     -----------

Comprehensive Income                                                $ 1,128,259     $ 1,137,783     $   208,497     $   701,636
                                                                    ===========     ===========     ===========     ===========

Earnings per share:

Primary shares outstanding                                            1,634,267       1,601,496       1,635,332       1,623,241
                                                                    ===========     ===========     ===========     ===========

Diluted shares outstanding                                            1,776,049       1,730,657       1,779,327       1,738,472
                                                                    ===========     ===========     ===========     ===========

Net income per share-Primary                                        $      0.82     $      0.73     $      0.40     $      0.41
Net income per share-Diluted                                        $      0.76     $      0.67     $      0.36     $      0.39
Dividends per share                                                 $      0.36     $      0.30     $      0.18     $      0.15




The accompanying notes are an integral part of these condensed consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                              2001            2000
                                                                          ------------     ------------
 Cash flows from operating activities:
  Interest received                                                       $  9,395,867     $  7,885,123
  Service charges and other income                                           1,463,486        1,332,181
  Interest paid                                                             (3,100,694)      (2,692,203)
  (Increase) decrease in mortgages held for sale                            (3,877,106)         855,351
  Cash paid to suppliers and employees                                      (5,213,496)      (4,770,530)
  Income taxes paid                                                           (817,398)        (535,937)
                                                                          ------------     ------------

  Net cash provided by (used in) operating activities                       (2,149,341)       2,073,985
                                                                          ------------     ------------

 Cash flows from investing activities:
  Proceeds from maturities of investment securities held-to-maturity        16,110,000          110,000
  Proceeds from maturities of investment securities available-for-sale      37,683,014        1,000,000
  Purchases of investment securities held-to-maturity                       (1,000,000)        (801,351)
  Purchases of investment securities available-for-sale                    (51,331,588)      (5,197,188)
  Purchase of Federal Home Loan Bank stock                                     (94,600)               0
  Net increase in loans                                                       (885,357)      (8,893,121)
  Capital expenditures                                                        (269,961)        (448,782)
  Recoveries of previously charged off loans                                     8,551           56,601
  (Increase) decrease in other assets                                          (20,275)        (104,484)
  Increase (decrease) in other liabilities                                     (63,571)        (115,176)
                                                                          ------------     ------------

  Net cash provided by (used in) investing activities                          136,213      (14,393,501)
                                                                          ------------     ------------


Cash flows from financing activities:
  Net increase in demand deposits, NOW,
      money market & savings accounts                                        3,238,400       20,790,405
  Net increase in time deposits                                              2,719,643        7,047,981
  Issued common stock                                                           21,600          373,537
  Dividends paid                                                              (588,375)        (481,105)
                                                                          ------------     ------------


  Net cash provided by financing activities                                  5,391,268       27,730,818
                                                                          ------------     ------------


 Net increase in cash and cash equivalents                                   3,378,140       15,411,302
 Cash & cash equivalents beginning of year                                  28,902,733       16,378,530
                                                                          ------------     ------------

 Cash & cash equivalents at June 30:                                      $ 32,280,873     $ 31,789,832
                                                                          ============     ============




The accompanying notes are an integral part of these consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                   (Continued)

Reconciliation of net income to net cash provided by (used in) operating activities:


                                                                              2001               2,000
                                                                        ---------------     ---------------
 Net income                                                                 $1,343,211          $1,164,196
                                                                        ---------------     ---------------
 Depreciation expense                                                          335,092             326,947
 Amortization expense of investment securities                                  12,790               2,752
 Accretion income of investment securities                                    (243,033)            (23,011)
 Provision for loan losses                                                      45,000                   0
 Increase (decrease) in taxes payable                                           (6,966)            195,463
 (Increase) decrease in interest receivable                                    346,707            (357,820)
 Increase (decrease) in interest payable                                         3,242              56,858
 Increase (decrease) in accrued expenses                                      (216,902)            (43,876)
 (Increase) decrease in mortgages held for sale                             (3,877,106)            855,351
 Change in deferred loan fees                                                  (69,340)            (47,145)
 Change in prepaid expenses                                                    177,964             (55,730)
                                                                        ---------------     ---------------

Total adjustments                                                           (3,492,552)            909,789

                                                                        ---------------     ---------------
Net cash provided by (used in) operating activities                        ($2,149,341)         $2,073,985
                                                                        ===============     ===============



The accompanying notes are an integral part of these consolidated financial statements.

                          BEVERLY NATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED June 30, 2001

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

     The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

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

     Statement of Financial Accounting Standards No. 141 improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Management does not anticipate any impact on the consolidated financial statements upon adoption of this statement.

     Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. Management does not anticipate any impact on the consolidated financial statements upon adoption of this statement.



                         PART I - FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction
------------

The following discussion includes Beverly National Corporation (the "Corporation") and its subsidiaries, Beverly National Bank (the "Bank"), Cabot Street Realty Trust (the "CSRT") and the Bank's wholly owned subsidiary, Beverly Community Development Corporation (the "CDC"). The purpose of the CDC is to promote lending in Beverly's low & moderate income census tracks.


Summary
-------

The Corporation's net income for the six months ended June 30, 2001, was $1,343,211 as compared to $1,164,196 for the six-month period ended June 30, 2000. This represents an increase of $179,015 or 15.4%. Primary earnings per share totaled $.82 for the six months ended June 30, 2001, as compared to primary earnings per share of $.73 for the six months ended June 30, 2000. On a fully diluted basis, earnings per share for the first six months of 2001 amounted to $.76 as compared with $.67 for the same period in 2000. As a result of the increase in earnings during 2001, the Corporation declared and paid a quarterly dividends of $.18 per share as compared with $.15 per share during the same period in 2000.

During the first six months of 2001, the Bank's total assets increased $6,235,330 or 2.4% and amounted to $270,338,855 at June 30, 2001. Growth in assets was reflected in increases in Federal Funds Sold, available-for-sale securities, the loan portfolio and mortgages held for sale. Growth for the six months was as follows: available for sale securities grew $13,489,616 or 35.6% and net loans grew $901,146 or 0.5%. These increases are primarily the result of reallocation of the held to maturities portfolio, of which $15,095,566 or 88.1%, were called and reallocated to available for sale securities. Loan growth was due to an increase in residential real estate mortgage lending. Deposits increased $5,958,043 or 2.5% during the first six months of 2001. As a result, total deposits increased from $238,874,861 at December 31, 2000 to $244,832,904 at June 30, 2001. Non-interest bearing deposits declined from $66,437,616 at December 31, 2000 to $52,953,444 at June 30, 2001.



                         SIX MONTHS ENDED JUNE 30, 2001
                  AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net Interest Income
-------------------

Net interest and dividend income for the six months ended June 30, 2001, totaled $6,244,807 as compared to $5,561,286 for the same time period in 2000. This increase was $683,521 or 12.3%. Total interest and dividend income equaled $9,348,743 for the six months ended June 30, 2001 as compared to $8,310,347 for the same time period in 2000, an increase of $1,038,396 or 12.5%. Loan income for the six months ended June 30, 2001, totaled $7,358,616 as compared to $6,550,865 for the same time period in 2000. This increase of $807,751 or 12.3% represents the increased level of loan production. Interest and Dividends on Taxable Securities for the six months ended June 30, 2001 totaled $1,672,267 as compared to $1,472,185 for the same period in 2000. This increase of $200,082 or 13.6% is attributable to a high volume of investments that were held at discount and were called because of the low interest rate environment. The interest and dividends on tax exempt securities increased $12,214 or 78.1% during the first six months of 2001 as compared with the same quarter of 2000, due to higher volume. The other interest earned including Federal funds sold increased $17,759 or 6.6% for the six months ended June 30, 2001 when compared to the same time period in 2000 due to higher volume.

Deposit interest expense equaled $3,090,959 for the six months ended June 30, 2001, as compared to $2,746,362 for the same period in 2000. This increase of $344,597 or 12.5% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

Interest on borrowings totaled $12,977 for the six months ended June 30, 2001 as compared to $2,699 for the same period in 2000. This is an increase of $10,278 or 380.8%.

Provisions for Loan Losses
--------------------------

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the six months ended June 30, 2001 was $45,000, no provisions were made for the same period in 2000. The $45,000 provision made during the second quarter of 2001, represents the first provision to the ALLL since 1994. The softening of the economy and management's assessment of the potential for continued weakness in the economy and the potential erosion of collateral values were the primary factors which warranted the provision despite the current sound quality of the Bank's portfolio. (See "Allowance for Loan Losses").



Non-interest Income
-------------------

Non-interest income totaled $1,463,486 for the six months ended June 30, 2001 as compared to $1,332,181 for six months ended June 30, 2000. This is an increase of $131,305 or 9.9%. Income from fiduciary activities totaled $850,881 for the six months ended June 30, 2001 as compared to $804,269 for the six months ended June 31, 2000. This $46,612 or 5.8% increase can be attributed to increased recurring trust business. Service charges on deposit accounts totaled $227,562 for the six months ended June 30, 2001, as compared to $193,026 for the same time period in 2000. This increase is due to increased service charges for electronic banking. Other deposit fees increased $23,446 or 21.0% for the six months ended June 30, 2001 as compared to the same time period in 2000. Other income for the six months ended June 30, 2001 totaled $270,913 as compared to $238,539 for the six months ended June 30, 2000, an increase of $32,374 or 13.6%. The mortgage servicing loss increased $5,663 or 37.1% for the six months ended June 30, 2001 as compared to the same time period in 2000.



Non-interest Expense
--------------------

Non-interest expense totaled $5,509,650 for the six months ended June 30, 2001, as compared to $4,997,871 for the same time period in 2000. This increase totaled $511,779 or 10.2%. This increase is primarily attributed to additional personnel, data processing costs and new delivery systems. Salaries and benefits totaled $3,008,327 for the six months ended June 30, 2001 and $2,822,244 for the same time period in 2000. This $186,083 or 6.6% increase is due to additional personnel. Occupancy expense totaled $593,417 for the six months ended June 30, 2001 as compared to $507,733 for the same period in 2000 which is an increase of $85,684 or 16.9%. This increase is due to increased building security along with higher expenses of repairs and maintenance of facilities. The costs of equipment totaled $279,981 for the six months ended June 30, 2001 as compared to $288,279 for the same period in 2000. Decreased depreciation equipment expense created this situation. Data processing fees totaled $264,427 for the six months ended June 30, 2001 as compared to $189,874 for the corresponding time in 2000. This increase of $74,553 or 39.3% is due to higher volumes and additional data processing products. Professional fees increased $37,148 or 32.0% for the six months ended June 30, 2001 as compared to the same time period in 2000.This increase was due to higher consulting and benefit consulting expenses. Stationery and supplies decreased $28,009 or 22.5% for the six months ended June 30, 2001 as compared to the same time period in 2000. Contributions increased $29,939 or 98.8% for the six months ended June 30, 2001 as compared to the same time period in 2000. This is due to additional expenses related to the 200th anniversary celebration of the Corporation's main subsidiary Beverly National Bank. Marketing and public relations increased $47,856 or 24.1% for the six months ended June 30, 2001 as compared to the same time period in 2000. This is due to additional expenses related to the 200th anniversary celebration of the Corporation's main subsidiary Beverly National Bank. Other expenses totaled $807,268 for the six months ended June 30, 2001 as compared to $720,445 for the same period in 2000. The increase in other expenses reflects an increase of $86,823 or 12.1%, which can be attributed to expense increases in mortgage valuation, communications, electronic banking fees and ATM courier services.

Income Taxes
------------

The income tax provision for the six months ended June 30, 2001 totaled $810,432 in comparison to an income tax provision of $731,400 for the same time period in 2000. This increase reflects an increase of taxable income.

Net Income
----------

Net income amounted to $1,343,211 for the six months ended June 30, 2001 as compared to net income of $1,164,196 for the same period in 2000, which is an increase of $179,015 or 15.4%. The earnings increase is due to increased net interest income and higher income from service charges and fees as well as fiduciary activities in 2001 as compared to the same period in 2000.



                        THREE MONTHS ENDED JUNE 30, 2001
                 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net Interest Income
-------------------

Net interest and dividend income for the three months ended June 30, 2001, totaled $3,100,040 as compared to $2,858,840 for the time period in 2000. This increase was $241,200 or 8.4%. Total interest and dividend income equaled $4,672,170 for the three months ended June 30, 2001 as compared to $4,300,194 for the same time period in 2000, an increase of $371,976 or 8.7%. Loan income for the three months ended June 30, 2001, totaled $3,669,336 as compared to $3,335,856 for the same time period in 2000. This increase of $333,480 or 10.0% represents the increased level of loan production. Interest and Dividends on Taxable Securities for the three months ended June 30, 2001 totaled $804,902 as compared to $750,407 for the same period in 2000. This increase of $54,495 or 7.3% is attributable to a high volume of investments that were held at discount and were called because of the lower interest rate environment. The interest and dividends on tax exempt securities increased $10,839 or 132.7% during the second quarter of 2001 as compared with the same quarter of 2000, due to higher volume. The other interest earned including Federal funds sold decreased $27,428 or 13.4% for the three months ended June 30, 2001 when compared to the same time period in 2000 due to a lower rate environment.

Deposit interest expense equaled $1,572,130 for the three months ended June 30, 2001, as compared to $1,441,354 for the same period in 2000. This increase of $130,776 or 9.1% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

Interest on borrowings totaled $-0- for the three months ended June 30, 2001 and 2000.

Provisions for Loan Losses
--------------------------

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the three months ended June 30, 2001 was $45,000, no provisions were made for the same period in 2000. The $45,000 provision made during the second quarter of 2001, represents the first provision to the ALLL since 1994. The softening of the economy and management's assessment of the potential for continued weakness in the economy and the potential erosion of collateral values were the primary factors which warranted the provision despite the current sound quality of the Bank's portfolio. (See "Allowance for Loan Losses").


Non-interest Income
-------------------

Non-interest income totaled $781,253 for the three months ended June 30, 2001 as compared to $689,989 for three months ended June 30, 2000. This is an increase of $91,264 or 13.2%. Income from fiduciary activities totaled $448,190 for the three months ended June 30, 2001 as compared to $429,629 for the three months ended June 30, 2000. This increase of $18,561 or 4.3% can be attributed to increased recurring trust business. Service charges on deposit accounts totaled $121,277 for the three months ended June 30, 2001, as compared to $104,338 for the same time period in 2000. This increase of $16,939 or 16.2% is due to increased service charges for electronic banking. Other deposit fees increased $16,834 or 30.3% for the three months ended June 30, 2001 as compared to the same time period in 2000. Other income for the three-month period ended June 30, 2001 totaled $145,536 as compared to $103,649 for the three-month period ended June 30, 2000, an increase of $41,887 or 40.4%. The mortgage servicing loss increased $2,957 or 95.1% for the three months ended June 30, 2001 as compared to June 30, 2000.

Non-interest Expense
--------------------

Non-interest expense totaled $2,803,565 for the three months ended June 30, 2001, as compared to $2,459,535 for the same time period in 2000. This increase totaled $344,030 or 14.0%. This increase is primarily attributed to additional personnel, data processing costs and new delivery systems. Salaries and benefits totaled $1,513,724 for the three months ended June 30, 2001 and $1,409,196 for the same time period in 2000. This $104,528 or 7.4% increase is due to additional personnel. Occupancy expense totaled $305,052 for the three months ended June 30, 2001 as compared to $251,967 for the same period in 2000 which is an increase of $53,085 or 21.1%. This increase is due to building security along with higher expenses of repairs and maintenance of facilities. The costs of equipment totaled $142,948 for the three months ended June 30, 2001 as compared to $134,703 for the same period in 2000. Increased depreciation equipment expenses and maintenance costs created this situation. Data processing fees totaled $140,900 for the three months ended June 30, 2001 as compared to $88,648 for the corresponding time in 2000. This increase of $52,252 or 58.9% is due to higher account volumes and additional data processing products. Professional fees increased $53,637 or 136.7% due to higher consulting and benefit consulting expenses. Stationery and supplies decreased $15,439 or 25.0% for the three months ended June 30, 2001 as compared to the same time period in 2000. Contributions increased $15,325 or 102.0% for the three months ended June 30, 2001 as compared to the same time period in 2000. This is due to additional expenses related to the 200th anniversary celebration of the Corporation's main subsidiary Beverly National Bank. Marketing and public relations increased $43,221 or 41.4% for the three months ended June 30, 2001 as compared to the same time period in 2000. This is due to additional expenses related to the 200th anniversary celebration of the Corporation's main subsidiary Beverly National Bank. Other expenses totaled $383,657 for the three months ended June 30, 2001 as compared to $354,481 for the same period in 2000. This reflects an increase of $29,176 or 8.2%, which can be attributed to an expense increase in mortgage valuation, communications, electronic banking fees and ATM courier services.

Income Taxes
------------

The income tax provision for the three months ended June 30, 2001 totaled $384,425 in comparison to an income tax provision of $418,400 for the same time period in 2000. This reflects a decrease of taxable income.


Net Income
----------

Net income amounted to $648,303 for the three months ended June 30, 2001 as compared to net income of $670,894 for the same period in 2000, which is a decrease of $22,591 or 3.4%. The earnings decrease is due to a weaker net interest margin and higher non-income expenses for the quarter 2001 as compared to the corresponding period in 2000.

Allowance for Loan Losses
--------------------------

The Bank formally determines the adequacy of the allowance on a quarterly basis. This determination is based on assessment of credit quality or "risk rating" of loans. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS114"). Impaired loans receive individual evaluation of the allowance necessary on a quarterly basis. Impaired loans are defined in the Bank's Loan Policy when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note.

These commercial loans and residential mortgages are considered to be impaired under any one of the following circumstances: Non-accrual status; Loans over 90 days delinquent; Troubled debt restructures consummated after December 31, 1994; or Loans classified as "doubtful", meaning that they have weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The individual allowance for each impaired loan is based upon an assessment of the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The loss factor applied as a general allowance is determined by a periodic analysis of the Allowance for Loan Losses. This analysis considers historical loan losses and delinquency figures. It also looks at delinquency trends.

Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined and any identified trends are assessed. The Bank's loan mix over that same period of time is also analyzed. A loan loss allocation is made for each type of loan and multiplied by the loan mix percentage for each loan type to produce a weighted average factor.

At June 30, 2001, the allowance for loan losses totaled $1,887,029 presenting 1,048% of non-performing loans which totaled $180,035 and represented 1.1% of total loans of $172,206,647. This compared to $1,912,696 representing 460% of non-performing loans which totaled $414,892 and represented 1.2% of total loans of $171,331,168 at December 31,2000. A total of $16,038 loans were charged off by the Bank during the second quarter of 2001 as compared to $10,405 charged off during the corresponding period in 2000. A total of $5,504 was recovered of previously charged-off loans during the second quarter ended June 30, 2001 compared to $54,513 recovered during the corresponding period of 2000. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. Additionally, with expectations of the Bank to continue to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.


Capital Resources
-----------------

As of June 30, 2001, the Corporation had total capital in the amount of $23,296,716 as compared with $22,735,232 at December 31, 2000 which represents an increase of $561,484 or 2.5%. The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's total assets. As of June 30, 2001, the Bank's Tier 1 capital amounted to 7.68% of total assets. At June 30, 2001, the Bank's ratio of risk-based capital to risk weighted assets amounted to 13.59%, which satisfies the applicable risk based capital requirements. As of December 31, 2000, the Bank's Tier 1 capital amounted to 7.71% of total assets and risk-based capital amounted to 13.33% of total risk based assets.

The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Corporation's total assets. As of June 30, 2001, the Corporation's Tier 1 capital amounted to 8.85% of total assets. At June 30, 2001, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 15.41%, which satisfies the applicable risk based capital requirements. As of December 31, 2000, the Corporation's Tier 1 capital amounted to 9.41% of total assets and risk-based capital amounted to 15.19% of total risk based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $4,933,950 or 9.1% at June 30, 2001 of the investment securities portfolio, and $8,967,187 at December 31, 2000, representing 16.1% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goals and general practices are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 10% of total earning assets. Changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently. The Corporation's current practices are consistent with these objectives.

Forward Looking Statements
--------------------------

Certain statements contained in this report, including those contained in Management's Discussion and Analysis or Plan of Operations and elsewhere, may be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such statements. Such factors include, but are not limited to changes in interest rates, regulation, competition and the local and regional economy.

                           PART II - Other Information

Item 1.    Legal Proceedings                                         None

Item 2.    Changes in Securities and Use of Proceeds                 None

Item 3.    Defaults Upon Senior Securities                           None

Item 4.    Submission of Matters to a Vote of Security Holders       None

Item 5.    Other Information

             The Corporation filed a Registration Statement on Form 10-SB pursuant to Section 12 (g) of the Securities Act of 1934, on April 30, 2001. Such registration statement became effective on June 29, 2001.



Item 6.    Exhibits and Reports on Form 8-K

           a. Reports on Form 8-K

               The Corporation did not file any reports or Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BEVERLY NATIONAL CORPORATION
                                                      (Registrant)



Date: August 9, 2001                         By:  /s/ Lawrence M. Smith
                                                --------------------------------
Lawrence M. Smith
                                             President, Chief Executive Officer



Date: August 9, 2001                         By:  /s/ Peter E. Simonsen
                                                --------------------------------
Peter E. Simonsen
                                             Treasurer, Principal Financial
                                             Officer