Form 10QSB
period 2001-09-30
BEVERLY NATIONAL CORP
filed 2001-11-13
CIK 742275

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly period ended       September 30, 2001
                              -------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________to_______________

Commission file number   33-22224-B
                      ----------------

                         Beverly National Corporation
       ----------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

      Massachusetts                                    04-2832201
--------------------------------------------------  --------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

240 Cabot Street  Beverly, Massachusetts                    01915
--------------------------------------------------  ------------------
(Address of principal executive offices)                 (Zip Code)

  Issuer's telephone number, including area code        (978) 922-2100
                                                        --------------

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    Yes      X                No
                         ----------              ---------


State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2001. 1,643,074 shares

Transitional small business disclosure format      Yes        No   X
                                                      ------     ------

                          BEVERLY NATIONAL CORPORATION

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

          Consolidated Balance Sheets at
          September 30, 2001(Unaudited)and December 31, 2000...............   3

          Consolidated Statements of Income for the Nine and Three
          Months Ended September 30, 2001 and 2000 (Unaudited).............   4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2001 and 2000 (Unaudited)........   5

          Notes to Consolidated Financial Statements (Unaudited)...........   7

Item 2.   Management's Discussion and Analysis or Plan of Operations.......   8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................  15

Item 2.   Changes in Securities and Use of Proceeds........................  15

Item 3.   Defaults Upon Senior Securities..................................  15

Item 4.   Submission of Matters to a Vote of Security Holders..............  15

Item 5.   Other Information................................................  15

Item 6.   Exhibits and Reports on Form 8-K.................................  15


Signatures.................................................................  16

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                 September 30,          December 31,
                                                                                    2001                   2000
                                                                                -------------          -------------
                       ASSETS

Cash and due from banks                                                          $  12,930,945          $  27,780,903
Interest bearing demand deposits with other banks                                      126,120                121,830
Federal funds sold                                                                  27,000,000              1,000,000
                                                                                 -------------          -------------
   Cash and cash equivalents                                                        40,057,065             28,902,733

Investments in available-for-sale securities (at fair value)                        54,949,340             37,934,262
Investments in held-to-maturity securities                                           1,151,565             17,131,682
Federal Home Loan Bank stock, at cost                                                  730,800                636,200
Federal Reserve Bank stock, at cost                                                     97,500                 97,500

Loans:
  Commercial                                                                        28,966,360             26,985,224
  Real estate - construction and land development                                    4,528,249              3,531,582
  Real estate - residential                                                         72,030,335             72,905,875
  Real estate - commercial                                                          55,680,060             51,360,964
  Consumer                                                                           8,167,474              8,857,132
  Municipal                                                                          6,316,402              6,625,815
  Other                                                                                551,114                765,723
  Allowance for loan losses                                                         (1,932,750)            (1,912,696)
  Deferred loan costs, net                                                             420,267                298,853
                                                                                 -------------          -------------
     Net loans                                                                     174,727,511            169,418,472

Mortgages held for sale                                                              2,320,873                200,269
Premises and equipment, net                                                          4,982,298              5,140,697
Accrued interest receivable                                                          1,793,342              1,890,088
Other assets                                                                         2,455,362              2,751,622
                                                                                 -------------          -------------

TOTAL ASSETS                                                                     $ 283,265,656          $ 264,103,525
                                                                                 =============          =============



                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                                            $  53,423,837          $  66,437,616
  Interest bearing
   Regular savings                                                                  58,414,100             49,312,984
   NOW accounts                                                                     49,326,084             40,832,374
   Money market accounts                                                            29,846,905             23,581,066
   Time deposits                                                                    63,481,117             58,710,821
                                                                                 -------------          -------------
     Total deposits                                                                254,492,043            238,874,861

Other liabilities                                                                    4,413,849              2,493,432
                                                                                 -------------          -------------

     Total liabilities                                                             258,905,892            241,368,293
                                                                                 -------------          -------------


Stockholders' equity:

Preferred stock, $2.50 par value per share;
   300,000 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share;
   2,500,000 shares authorized; issued 1,687,398 shares
  as of September 30, 2001 and 1,678,898 shares as of December 31, 2000;
  outstanding 1,641,274 shares as of September 30, 2001 and 1,632,774 shares as
  of December 31, 2000                                                               4,218,495              4,197,245
Paid-in Capital                                                                      2,967,886              2,929,381
Retained earnings                                                                   17,098,187             15,982,441
Treasury stock, at cost, 46,124 shares as of
  September 30, 2001 and December 31, 2000                                            (427,467)              (427,467)
Accumulated other comprehensive income                                                 502,663                 53,632
                                                                                 -------------          -------------

     Total stockholders' equity                                                     24,359,764             22,735,232
                                                                                 -------------          -------------

Total liabilities and stockholders' equity                                       $ 283,265,656          $ 264,103,525
                                                                                 =============          =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                            Nine Months Ended September 30,         Three Months Ended September 30,
                                                            --------------------------------        --------------------------------
                                                                  2001               2000                 2001             2000
                                                            ------------        ------------        -------------      -------------
INTEREST INCOME:
  Interest and fees on loans                                 $10,933,415          $10,038,890          $3,574,799      $3,488,025
  Interest and dividends on investment securities:
    Taxable                                                    2,507,124            2,291,151             834,857         818,966
    Tax-exempt                                                    36,816               34,187               8,955          18,540
  Dividends on marketable equity securities                        5,127                3,923               1,922               0
  Other interest                                                 459,347              423,811             172,553         156,084
                                                             -----------          -----------          ----------      ----------


     Total interest and dividend income                       13,941,829           12,791,962           4,593,086       4,481,615
                                                             -----------          -----------          ----------      ----------

INTEREST EXPENSE:
  Interest on Deposits                                         4,674,689            4,263,016           1,583,730       1,516,654
  Interest on Federal Home Loan Bank borrowings                   12,977                2,699                   0               0
                                                             -----------          -----------          ----------      ----------

     Total interest expense                                    4,687,666            4,265,715           1,583,730       1,516,654
                                                             -----------          -----------          ----------      ----------

Net interest and dividend income                               9,254,163            8,526,247           3,009,356       2,964,961

Provision for loan losses                                         90,000                    0              45,000               0
                                                             -----------          -----------          ----------      ----------
Net interest and dividend income after provision for
 loan losses                                                   9,164,163            8,526,247           2,964,356       2,964,961
                                                             -----------          -----------          ----------      ----------

NONINTEREST INCOME:
  Income from fiduciary activities                             1,245,116            1,212,518             394,235         408,249
  Service charges on deposit accounts                            355,135              298,130             127,573         105,104
  Other deposit fees                                             204,514              170,293              69,474          58,699
  Mortgage servicing income (loss)                                20,359              (16,969)             41,269          (1,722)
  Other income                                                   402,237              363,594             131,324         125,055
                                                             -----------          -----------          ----------      ----------

     Total noninterest income                                  2,227,361            2,027,566             763,875         695,385
                                                             -----------          -----------          ----------      ----------

NONINTEREST EXPENSE:
  Salaries and employee benefits                               4,422,207            4,052,715           1,413,880       1,230,471
  Occupancy expense                                              838,893              779,643             245,476         271,910
  Equipment expense                                              437,807              442,713             157,826         154,434
  Data processing fees                                           406,752              329,441             142,325         139,567
  Professional fees                                              218,034              163,587              64,794          47,495
  Stationary and supplies                                        170,429              142,935              73,872          18,369
  Contributions                                                  100,959               70,378              40,714          40,072
  Marketing and public relations                                 344,445              278,733              98,257          80,401
  Other expense                                                1,194,605            1,072,644             387,337         352,199
                                                             -----------          -----------          ----------      ----------
     Total noninterest expense                                 8,134,131            7,332,789           2,624,481       2,334,918
                                                             -----------          -----------          ----------      ----------

      Income before income taxes                               3,257,393            3,221,024           1,103,750       1,325,428

Income taxes                                                   1,225,257            1,189,000             414,825         457,600
                                                             -----------          -----------          ----------      ----------
     NET INCOME                                              $ 2,032,136          $ 2,032,024          $  688,925      $  867,828
                                                             ===========          ===========          ==========      ==========

COMPREHENSIVE INCOME                                         $ 2,481,167          $ 2,238,318          $1,346,639      $1,100,535
                                                             ===========          ===========          ==========      ==========

Earnings per share:

Basic shares outstanding                                       1,636,084            1,610,683           1,639,717       1,629,057
                                                             ===========          ===========          ==========      ==========

Diluted shares outstanding                                     1,779,072            1,735,148           1,785,120       1,744,129
                                                             ===========          ===========          ==========      ==========

Net income per share-Basic                                   $      1.24          $      1.26          $     0.42      $     0.53
Net income per share-Diluted                                 $      1.14          $      1.17          $     0.39      $     0.50
Dividends per share                                          $      0.56          $      0.48          $     0.20      $     0.18

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)

                                                                                  2001                   2000
                                                                              -------------         -------------
 Cash flows from operating activities:
  Interest received                                                            $ 13,615,093          $ 12,130,507
  Service charges and other income                                                2,227,361             2,027,566
  Interest paid                                                                  (4,683,247)           (4,178,261)
  (Increase) decrease in mortgages held for sale                                 (2,120,604)            1,283,172
  Cash paid to suppliers and employees                                           (7,606,918)           (7,141,160)
  Income taxes paid                                                              (1,215,291)             (990,237)
                                                                               ------------          ------------

  Net cash provided by operating activities                                         216,394             3,131,587
                                                                               ------------          ------------

 Cash flows from investing activities:
  Proceeds from maturities of investment securities held-to-maturity             15,994,500               110,000
  Proceeds from maturities of investment securities available-for-sale           44,018,907             1,577,884
  Purchases of investment securities held-to-maturity                                     0            (1,161,351)
  Purchases of investment securities available-for-sale                         (60,297,269)           (7,918,413)
  Purchase of Federal Home Loan Bank stock                                          (94,600)                    0
  Net increase in loans                                                          (5,304,488)          (17,010,304)
  Capital expenditures                                                             (361,128)             (550,444)
  Recoveries of previously charged off loans                                         26,863               110,124
  (Increase) decrease in other assets                                               239,256              (166,032)
  Increase in other liabilities                                                   1,955,350               229,545
                                                                               ------------          ------------

  Net cash (used in) investing activities                                        (3,822,609)          (24,778,991)
                                                                               ------------          ------------


Cash flows from financing activities:
  Net increase in demand deposits, NOW,
      money market & savings accounts                                            10,846,886            15,622,601
  Net increase in time deposits                                                   4,770,296             7,194,068
  Issued common stock                                                                59,755               377,137
  Dividends paid                                                                   (916,390)             (774,303)
                                                                               ------------          ------------


  Net cash provided by financing activities                                      14,760,547            22,419,503
                                                                               ------------          ------------


 Net increase in cash and cash equivalents                                       11,154,332               772,099
 Cash & cash equivalents beginning of year                                       28,902,733            16,378,530
                                                                               ------------          ------------

 Cash & cash equivalents at September 30:                                      $ 40,057,065          $ 17,150,629
                                                                               ============          ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

                 BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)
                                  (Continued)

Reconciliation of net income to net cash provided by operating activities:

                                                                                       2001                 2000
                                                                                   -----------          -----------
 Net income                                                                        $ 2,032,136          $ 2,032,024
                                                                                   -----------          -----------
 Depreciation expense                                                                  519,527              516,767
 Amortization expense of investment securities                                          13,551                1,397
 Accretion income of investment securities                                            (315,619)             (39,853)
 Provision for loan losses                                                              90,000                    0
 Increase in taxes payable                                                               9,966              198,763
 (Increase) decrease in interest receivable                                             96,746             (556,113)
 Increase in interest payable                                                            4,419               87,454
 Decrease in accrued expenses                                                          (49,318)             (25,760)
 (Increase) decrease in mortgages held for sale                                     (2,120,604)           1,283,172
 Change in deferred loan costs,net                                                    (121,414)             (66,886)
 (Increase) decrease in prepaid expenses                                                57,004             (299,378)
                                                                                   -----------          -----------

Total adjustments                                                                   (1,815,742)           1,099,563

                                                                                   -----------          -----------
Net cash provided by operating activities                                          $   216,394          $ 3,131,587
                                                                                   ===========          ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BEVERLY NATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

     The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

    FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS

    Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on the Corporations financial position or results of operations.

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

                         PART I - FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction
------------

The following discussion includes Beverly National Corporation (the "Corporation") and its subsidiaries, Beverly National Bank (the "Bank"), Cabot Street Realty Trust (the "CSRT") and the Bank's wholly owned subsidiaries, Beverly Community Development Corporation (the "CDC") and Hannah Insurance Agency (the "Hannah"). Hannah began operations in September 2001. The purpose of the CDC is to promote lending in Beverly's low and moderate income census tracks. The purpose of Hannah insurance is to market life insurance and long term care products and operations to date have been minor.

Summary
-------

The Corporation's net income for the nine months ended September 30, 2001, was $2,032,136, virtually unchanged when compared to the Corporation's net income of $2,032,024 for the nine-month period ended September 30, 2000. Primary earnings per share totaled $1.24 for the nine months ended September 30, 2001, as compared to primary earnings per share of $1.26 for the nine months ended September 30, 2000. On a fully diluted basis, earnings per share for the first nine months of 2001 amounted to $1.14 as compared with $1.17 for the same period in 2000. The Corporation declared and paid three quarterly dividends totaling $.56 per share as compared with $.48 per share during the same period in 2000.

During the first nine months of 2001, the Corporation's total assets increased $19,162,131 or 7.3% and amounted to $283,265,656 at September 30, 2001. Growth in assets was reflected in increases in Federal Funds Sold, available-for-sale securities, the loan portfolio and mortgages held for sale. Growth for the nine months was as follows: available for sale securities grew $17,015,078 or 44.9% and net loans grew $5,309,039 or 3.1%. These increases are primarily the result of reallocation of the securities in the held to maturity portfolio, of which $15,980,117 or 93.3%, were called and reallocated to available for sale securities. Loan growth was due to an increase in commercial loan and commercial real estate mortgage lending. Deposits increased $15,617,182 or 6.5% during the first nine months of 2001. As a result, total deposits increased from $238,874,861 at December 31, 2000 to $254,492,043 at September 30, 2001.
Non-interest bearing deposits declined from $66,437,616 at December 31, 2000 to $53,423,837 at September 30, 2001.


                      NINE MONTHS ENDED SEPTEMBER 30, 2001
              AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Interest Income
-------------------

Net interest and dividend income for the nine months ended September 30, 2001, totaled $9,254,163 as compared to $8,526,247 for the same time period in 2000. This increase was $727,916 or 8.5%. Total interest and dividend income equaled $13,941,829 for the nine months ended September 30, 2001 as compared to $12,791,962 for the same time period in 2000, an increase of

$1,149,867 or 9.0%. Loan income for the nine months ended September 30, 2001, totaled $10,933,415 as compared to $10,038,890 for the same time period in 2000. This increase of $894,525 or 8.9% represents the increased level of loan production. Interest and Dividends on Taxable Securities for the nine months ended September 30, 2001 totaled $2,507,124 as compared to $2,291,151 for the same period in 2000. This increase of $215,973 or 9.4% is attributable to a high volume of investments that were held at discount and were called because of the low interest rate environment. The interest and dividends on tax exempt securities increased $2,629 or 7.7% during the first nine months of 2001 as compared with the same period of 2000, due to higher volume. The other interest earned including Federal funds sold increased $35,536 or 8.4% for the nine months ended September 30, 2001 when compared to the same time period in 2000 due to higher volume.

Deposit interest expense equaled $4,674,689 for the nine months ended September 30, 2001, as compared to $4,263,016 for the same period in 2000. This increase of $411,673 or 9.7% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

Interest on borrowings totaled $12,977 for the nine months ended September 30, 2001 as compared to $2,699 for the same period in 2000. This is an increase of $10,278 or 380.8%.

Provisions for Loan Losses
--------------------------

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the nine months ended September 30, 2001 was $90,000. No provisions were made for the same period in 2000. The $90,000 provision made during 2001 represents the first provision to the ALLL since 1994. The softening of the economy and management's assessment of the potential for continued weakness in the economy and the potential erosion of collateral values were the primary factors which warranted the provision despite the current sound quality of the Bank's portfolio. (See "Allowance for Loan Losses").


Non-interest Income
-------------------

Non-interest income totaled $2,227,361 for the nine months ended September 30, 2001 as compared to $2,027,566 for nine months ended September 30, 2000. This is an increase of $199,795 or 9.9%. Income from fiduciary activities totaled $1,245,116 for the nine months ended September 30, 2001 as compared to $1,212,518 for the nine months ended September 30, 2000. This $32,598 or 2.7% increase can be attributed to increased recurring trust business. Service charges on deposit accounts totaled $355,135 for the nine months ended September 30, 2001, as compared to $298,130 for the same time period in 2000. This increase is due to increased service charges for electronic banking. Other deposit fees increased $34,221 or 20.1% for the nine months ended September 30, 2001 as compared to the same time period in 2000. Other income for the nine months ended September 30, 2001 totaled $402,237 as compared to $363,594 for the nine months ended September 30, 2000, an increase of $38,643 or 10.6%. The mortgage servicing income increased $37,328 for the nine months ended September 30, 2001 as compared to the same time period in 2000.

Non-interest Expense
--------------------

Non-interest expense totaled $8,134,131 for the nine months ended September 30, 2001, as compared to $7,332,789 for the same time period in 2000. This increase totaled $801,342 or 10.9%. This increase is primarily attributed to additional personnel, data processing costs and new delivery systems. Salaries and benefits totaled $4,422,207 for the nine months ended September 30, 2001 and $4,052,715 for the same time period in 2000. This $369,492 or 9.1% increase is due to additional personnel. Occupancy expense totaled $838,893 for the nine months ended September 30, 2001 as compared to $779,643 for the same period in 2000 which is an increase of $59,250 or 7.6%. This increase is due to increased building security along with higher expenses of repairs and maintenance of facilities. The costs of equipment totaled $437,807 for the nine months ended September 30, 2001 as compared to $442,713 for the same period in 2000. Decreased expense for depreciation equipment created this situation. Data processing fees totaled $406,752 for the nine months ended September 30, 2001 as compared to $329,441 for the corresponding time in 2000. This increase of $77,311 or 23.5% is due to higher volumes and additional data processing products. Professional fees increased $54,447 or 33.3% for the nine months ended September 30, 2001 as compared to the same time period in 2000. This increase was due to higher consulting and benefit consulting expenses. Stationery and supplies increased $27,494 or 19.2% for the nine months ended September 30, 2001 as compared to the same time period in 2000. Contributions increased $30,581 or 43.5% for the nine months ended September 30, 2001 as compared to the same time period in 2000. This is due to additional expenses related to the 200th anniversary celebration of the Corporation's main subsidiary Beverly National Bank. Marketing and public relations increased $65,712 or 23.6% for the nine months ended September 30, 2001 as compared to the same time period in 2000. This is due to additional expenses related to the 200th anniversary celebration of the Corporation's main subsidiary Beverly National Bank. Other expenses totaled $1,194,605 for the nine months ended September 30, 2001 as compared to $1,072,644 for the same period in 2000. The increase in other expenses reflects an increase of $121,961 or 11.4%, which can be attributed to expense increases in mortgage valuation, communications, electronic banking fees and ATM courier services.

Income Taxes
------------

The income tax provision for the nine months ended September 30, 2001 totaled $1,225,257 in comparison to an income tax provision of $1,189,000 for the same time period in 2000. This increase reflects an increase of taxable income.

Net Income
----------

Net income amounted to $2,032,136 for the nine months ended September 30, 2001 as compared to net income of $2,032,024 for the same period in 2000, which is an increase of $112. While earnings remained virtually unchanged when comparing the first nine months of 2001 to the corresponding period in 2000, there was a provision of $90,000 to the ALLL. Thus increases in net interest income (an increase of 8.5%) and increases in income from service charges and fees (an increase of 19%) as well as fiduciary activities (an increase of 2.6%) were offset by the $90,000 provision to the allowance in 2001 as compared to $-0- for the same period in 2000.

                     THREE MONTHS ENDED SEPTEMBER 30, 2001
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Interest Income
-------------------

Net interest and dividend income for the three months ended September 30, 2001, totaled $3,009,356 as compared to $2,964,961 for the time period in 2000. This increase was $44,395 or 1.5%. Total interest and dividend income equaled $4,593,086 for the three months ended September 30, 2001 as compared to $4,481,615 for the same time period in 2000, an increase of $111,471 or 2.5%. Loan income for the three months ended September 30, 2001, totaled $3,574,799 as compared to $3,488,025 for the same time period in 2000. This increase of $86,774 or 2.5% reflects the increased level of loan production in a lower rate environment. Interest and Dividends on Taxable Securities for the three months ended September 30, 2001 totaled $834,857 as compared to $818,966 for the same period in 2000. This increase of $15,891 or 1.9% is attributable to a high volume of investments called that were held at discount and were called because of the lower interest rate environment. The interest and dividends on tax exempt securities decreased $9,585 or 51.7% during the third quarter of 2001 as compared with the same quarter of 2000, due to lower balances invested. The other interest earned including Federal funds sold increased $16,469 or 10.6% for the three months ended September 30, 2001 when compared to the same time period in 2000 due to higher balances invested in a lower rate environment.

Deposit interest expense equaled $1,583,730 for the three months ended September 30, 2001, as compared to $1,516,654 for the same period in 2000. This increase of $67,076 or 4.4% reflects the current strategy of managing the cost of funds of the Bank. The Bank generally pays competitive rates for its deposit base in the local market.

Interest on borrowings totaled $-0- for the three months ended September 30, 2001 and 2000.

Provisions for Loan Losses
--------------------------

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the three months ended September 30, 2001 was $45,000, no provisions were made for the same period in 2000. The softening of the economy and management's assessment of the potential for continued weakness in the economy and the potential erosion of collateral values were the primary factors which warranted the provision despite the current sound quality of the Bank's portfolio. (See "Allowance for Loan Losses").



Non-interest Income
-------------------

Non-interest income totaled $763,875 for the three months ended September 30, 2001 as compared to $695,385 for three months ended September 30, 2000. This is an increase of $68,490 or 9.9%. Income from fiduciary activities totaled $394,235 for the three months ended September 30, 2001 as compared to

$408,249 for the three months ended September 30, 2000. This decrease of $14,014 or 3.4% can be attributed to decreased lower market value of which fees for recurring trust business are based. Service charges on deposit accounts totaled $127,573 for the three months ended September 30, 2001, as compared to $105,104 for the same time period in 2000. This increase of $22,469 or 21.4% is due to increased service charges for electronic banking and higher number of accounts serviced. Other deposit fees increased $10,775 or 18.4% for the three months ended September 30, 2001 as compared to the same time period in 2000. Other income for the three-month period ended September 30, 2001 totaled $131,324 as compared to $125,055 for the three-month period ended September 30, 2000, an increase of $6,269 or 5.0%. The mortgage servicing gain increased $42,991 for the three months ended September 30, 2001 as compared to September 30, 2000.

Non-interest Expense
--------------------

Non-interest expense totaled $2,624,481 for the three months ended September 30, 2001, as compared to $2,334,918 for the same time period in 2000. This increase totaled $289,563 or 12.4%. This increase is primarily attributed to additional personnel, data processing costs and new delivery systems. Salaries and benefits totaled $1,413,880 for the three months ended September 30, 2001 and $1,230,471 for the same time period in 2000. This $183,409 or 14.9% increase is due to additional personnel. Occupancy expense totaled $245,476 for the three months ended September 30, 2001 as compared to $271,910 for the same period in 2000 which is a decrease of $26,434 or 9.7%. This decrease is due to fewer 2001 expenses for repairs and maintenance of facilities during the quarter. The costs of equipment totaled $157,826 for the three months ended September 30, 2001 as compared to $154,434 for the same period in 2000. Increased expense depreciation of equipment and maintenance costs created this situation. Data processing fees totaled $142,325 for the three months ended September 30, 2001 as compared to $139,567 for the corresponding time in 2000. This increase of $2,758 or 2.0% is due to higher account volumes and additional data processing products. Professional fees increased $17,299 or 36.4% due to higher consulting and benefit consulting expenses. Stationery and supplies increased $55,503 for the three months ended September 30, 2001 as compared to the same time period in 2000. Contributions remained level for the three months ended September 30, 2001 as compared to the same time period in 2000. Marketing and public relations increased $17,856 or 22.2% for the three months ended September 30, 2001 as compared to the same time period in 2000. This is due to additional expenses related to the 200th anniversary celebration of the Corporation's main subsidiary Beverly National Bank. Other expenses totaled $387,337 for the three months ended September 30, 2001 as compared to $352,199 for the same period in 2000. This reflects an increase of $35,138 or 10.0%, which can be attributed to an expense increase in mortgage valuation, communications, electronic banking fees and ATM courier services.

Income Taxes
------------

The income tax provision for the three months ended September 30, 2001 totaled $414,825 in comparison to an income tax provision of $457,600 for the same time period in 2000. This reflects an increase of taxable income.

Net Income
----------

Net income amounted to $688,925 for the three months ended September 30, 2001 as compared to net income of $867,828 for the same period in 2000, which is a decrease of $178,903 or 20.6%. The earnings decrease is due to a weaker net interest margin and higher non-interest expense for the quarter 2001 as compared to the corresponding period in 2000.

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


September 30, 2001, the allowance for loan losses totaled $1,932,750 representing 544% of non-performing loans, which totaled $355,141 and represented 0.2% of total loans of $176,660,261. This compared to $1,912,696 representing 460% of non-performing loans which totaled $414,892 and represented 0.2% of total loans of $171,331,168 at December 31,2000. A total of $96,810 loans were charged off by the Bank during the nine months of 2001 as compared to $61,658 charged off during the corresponding period in 2000. A total of $26,863 was recovered of previously charged-off loans during the nine months ended September 30, 2001 compared to $110,124 recovered during the corresponding period of 2000. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. Additionally, with expectations of the Bank to continue to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.


Capital Resources
-----------------

As of September 30, 2001, the Corporation had total capital in the amount of $24,359,764 as compared with $22,735,232 at December 31, 2000 which represents an increase of $1,624,532 or 7.1%. The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's total assets. As of September 30, 2001, the Bank's Tier 1 capital amounted to 7.58% of total assets. At September 30, 2001, the Bank's ratio of risk-based capital to risk weighted assets amounted to 13.27%, which satisfies the applicable risk based capital requirements. As of December 31, 2000, the Bank's Tier 1 capital amounted to 7.71% of total assets and risk-based capital amounted to 13.33% of total risk based assets.

The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Corporation's total assets. As of September 30, 2001, the Corporation's Tier 1 capital amounted to 8.57% of total assets. At September 30, 2001, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 14.82%, which satisfies the applicable risk based capital requirements. As of December 31, 2000, the Corporation's Tier 1 capital amounted to 9.41% of total assets and risk-based capital amounted to 15.19% of total risk based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $3,091,916 or 5.4% at September 30, 2001 of the investment securities portfolio, and $8,967,187 at December 31, 2000, representing 16.1% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goals and general practices are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 10% of total earning assets. Changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently. The Corporation's current practices are consistent with these objectives.

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

Item 3.    Defaults Upon Senior Securities                           None

Item 4.    Submission of Matters to a Vote of Security Holders       None

Item 5.    Other Information                                         None

Item 6.    Exhibits and Reports on Form 8-K

          a. Exhibits                                                None

          b. Reports on Form 8-K

               The Corporation did not file any reports or Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BEVERLY NATIONAL CORPORATION
                                           (Registrant)



Date: November 9, 2001               By: /s/ Lawrence M. Smith
                                         -----------------------------------
                                         Lawrence M. Smith
                                         President, Chief Executive Officer



Date: November 9, 2001               By: /s/ Peter E. Simonsen
                                         ----------------------------------
                                         Peter E. Simonsen
                                         Treasurer, Principal Financial Officer