Form 10KSB40
period 2001-12-31
BEVERLY NATIONAL CORP
filed 2002-03-28
CIK 742275

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Annual Report

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:        December 31, 2001
                                  -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to_____________
Commission file number  33-22224-B
                        ----------

                          Beverly National Corporation
                          ----------------------------
                 (Name of small business issuer in its charter)


A Massachusetts Corporation                                 04-2832201
-------------------------------                        ---------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

240 Cabot Street Beverly, Massachusetts                          0l9l5
------------------------------------------             ---------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code     (978) 922-2l00
                                               ------------------

Securities registered pursuant to Section l2 (b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

       None
------------------                     -----------------------------------------

Securities registered pursuant to l2(g) of the Act:

                         Common Stock (Par Value $2.50)
--------------------------------------------------------------------------------

                                (Title of class)

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X       No___
                                      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] NA

State issuer's revenues for its most recent fiscal year.   $21,461,710
                                                           -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $27,824,574

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,648,702
                                            ---------

Transitional Small Business Disclosure format (check one):

Yes _____        No  X
                    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS
                                -----------------

PART I                                                           Page
------                                                           ----
         ITEM 1 - DESCRIPTION OF BUSINESS                          4
                                                                 ---
         ITEM 2 - DESCRIPTION OF PROPERTY                         20
                                                                 ---
         ITEM 3 - LEGAL PROCEEDINGS                               21
                                                                 ---
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                               21
                                                                 ---

PART II
-------
         ITEM 5 - MARKET FOR COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS                    22
                                                                 ---
         ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS            22
                                                                 ---
         ITEM 7 - FINANCIAL STATEMENTS                            30
                                                                 ---
         ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH
                   ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE                           31
                                                                 ---

PART III
--------
         ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS                31
                                                                 ---
         ITEM 10 - EXECUTIVE COMPENSATION                         33
                                                                 ---
         ITEM 11 - SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT               41
                                                                 ---
         ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED
                   TRANSACTIONS                                   44
                                                                 ---
         ITEM 13 - EXHIBITS, LISTS AND REPORTS ON
                   FORM 8-K                                       47
                                                                 ---

SIGNATURES                                                        45
                                                                 ---


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

                                     PART I
                                     ------

ITEM l.   DESCRIPTION OF BUSINESS

Beverly National Corporation, a Massachusetts corporation (the "Corporation" or the "Holding Company"), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Holding Company has one banking subsidiary, Beverly National Bank (the "Bank"), and also owns l00% of a Massachusetts Business Trust, Cabot Street Realty Trust. The principal executive office of the Corporation is located at 240 Cabot Street, Beverly, Massachusetts 01915, and the telephone number is (978) 922-2100. The Holding Company owns all outstanding shares of the Bank and Cabot Street Realty Trust.

Beverly National Corporation was incorporated in 1984 and became the bank holding company for Beverly National Bank in 1985. However, the historical roots of the Corporation run deep. Beverly National Bank became a national banking association on March 16, 1865, making it one of the oldest national banks in the United States. From 1802 until the creation of a national banking system in 1865, the Bank operated as a state chartered bank. The Bank is believed to be the oldest community bank and the third oldest national bank still operating in the United States.

The other subsidiary of the Corporation, Cabot Street Realty Trust, was incorporated in 1984 to hold certain real estate utilized by the Corporation to conduct its business. During recent years, including the past three (3) years, the Corporation has experienced sustained growth in both the Corporation's equity and its base of earning assets. This growth results from the consolidation of several competitors within the region, favorable economic conditions in the Bank's market area and the Bank's success in responding to such opportunities.

The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits and the making of commercial, real estate, installment and other loans. The Bank also offers a full range of trust services, financial planning, official checks, traveler's checks, safe deposit boxes, automatic teller machines and customary banking services to its customers. The Bank established a new subsidiary during the fourth quarter of 2001, Hannah Insurance Agency, which will focus on sales of life, long term and disability insurance.

The business of the Bank is not significantly affected by seasonal factors.

In the last five years the Bank derived its operating income from the following sources:

                                                 % of Operating Income
                                        ----------------------------------------

                                        2001     2000     1999    1998     1997
                                        ----     ----     ----    ----     ----
Interest and fees on loans               67%      67%      67%      67%     69%
Interest and dividends on
  Securities and Federal Funds
  Sold                                   18       19       18       20      18

Charges, fees and other
  sources                                15       14       15       13      13
                                        ----------------------------------------
                                        100%     100%     100%     100%    100%
                                        ========================================

Competition
-----------

In Massachusetts generally, and in the Bank's primary service area, there is intense competition in the commercial banking industry. In addition to commercial banks, the Bank competes with other financial institutions such as savings banks, savings and loan associations and credit unions in obtaining lendable funds and in making loans.

All of the offices of the Company and the Bank are located within a market area defined by the Federal Reserve Bank of Boston as the "Boston, Massachusetts Banking Market." Based upon the most recently published information, such banking market includes over 175 banking competitors. Many of such institutions have resources, products and delivery channels which are far more extensive than those of Beverly National Corporation, which is the 53rd largest competitor in such market area, with a market share of less than one percent (1%) of the total deposits with such market.

The Boston Massachusetts Banking Market includes the City of Boston and many additional communities in which Beverly National Corporation and its subsidiary bank do not operate any offices or otherwise actively compete. However, in those communities in which Beverly National Bank operates a banking office, the Bank competes directly with a total of eleven (11) other banking organizations. In such communities, the Bank is a market leader with a market share of approximately twenty-four percent (24%) of deposits and the Bank operates eight
(8), two of which are education facilities of the thirty (30) banking offices, which serve such communities.

The Bank's market position reflects its recognition as a community bank serving Beverly and proximate communities, and its status as an effective local competitor in those communities in which it is based. However, the communities in which the Bank competes represent only a small geographic portion of what is defined as the Boston Massachusetts Banking Market. The Bank's resources and reputation as a community based financial institution facilitates its ability to attract and retain customers in the local areas in which it operates. However, the Bank has neither the resources nor the intent to compete on a broad geographic basis which would not be proximate to Beverly and nearby communities. To the extent that the business of the Corporation and the Bank extend beyond Beverly and proximate communities, such business is primarily the result of loyal customers who have maintained their relationships with the Bank despite geographic relocations involving their families or businesses.

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

Under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve Board promulgated thereunder, no corporation may become a bank holding company as defined therein, without prior approval of the Board. The Corporation received the approval of the Board of Governors to become a bank holding company on May 29, 1984. The Corporation will generally have to secure prior approval of the Federal Reserve Board if it wishes to acquire more than 5% of the voting shares of another bank or company. The Corporation is also limited under the Bank Holding Company Act of 1956, as amended, as to the types of business in which it may engage.

The Corporation, as a bank holding company, is subject to the Massachusetts Bank Holding Company laws.

The regulations of the Federal Reserve Board, promulgated pursuant to the Bank Holding Company Act generally require bank holding companies to provide the Federal Reserve Board with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Corporation for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the Corporation's consolidated net worth. For purposes of Regulation Y, "net consideration" is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue. However, a bank holding company need not obtain Federal Reserve Board approval of any equity security redemption when:
(i) the bank holding company's capital ratios exceed the threshold established for "well-capitalized" state member banks before and immediately after the redemption;(ii) the bank holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (S. 900), provides bank holding companies, banks, securities firms, insurance companies and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a "financial holding company." These holding companies are subject to oversight by the Federal Reserve Board, in addition to the regulatory agencies. Under the financial holding company structure, financial holding companies have a less-restricted ability to purchase or establish non-bank subsidiaries which are financial in nature or which engage in activities which are incidental or complementary to a financial activity. Additionally, securities and insurance firms are now generally permitted to purchase full-service banks.

As a general rule, the individual entities within a financial holding company structure are regulated according to the type of services provided. Under this approach, a financial holding company with banking, securities, and insurance subsidiaries has to deal with several regulatory agencies (e.g., appropriate banking agency, SEC, state insurance commissioner). A financial holding company that is itself an insurance provider is subject to FRB oversight, as well as to regulation by the appropriate state insurance commissioner. Broker/dealer and insurance firms electing to become financial holding companies are subject to FRB regulation.

The Gramm-Leach-Bliley Act facilitates the ability of financial institutions to offer a wide range of financial services. Large financial institutions would appear to be the primary beneficiaries as a result of this Act because many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services.

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

Employees
---------

The Corporation and the Bank employ 108 officers and employees, of which 93 are full time.

Distribution of Assets, Liabilities and Stockholders' Equity;
------------------------------------------------------------
Interest Rates and Interest Differential
----------------------------------------

The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended December 31, 2001, 2000 and 1999. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis.

                                                                             2001
                                                           -------------------------------------------
                                                            Average          Interest          Yield/
                                                            Balance          Inc./Exp.         Rate
                                                           -------------------------------------------
ASSETS

Federal funds sold                                         $ 18,491,233      $   607,500        3.29%
Securities available for sale                                49,612,614        3,167,416        6.38%
Other investment securities (1)                               4,889,900          149,796        3.06%
Loans, net of unearned income (1,2,3)                       171,453,488       14,344,436        8.37%
                                                           ------------      -----------
Total earning assets                                        244,447,235       18,269,148        7.47%
                                                           ------------      -----------
Other non interest-earning assets                            27,840,294
                                                           ------------

Total average assets                                       $272,287,529
                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                           $ 54,669,418      $ 1,468,390        2.69%
NOW accounts                                                 44,901,938          543,636        1.21%
Money market accounts                                        29,383,209          839,865        2.86%
Time deposits $100,000 and over                               8,466,586          436,685        5.16%
Other time deposits                                          53,526,752        2,829,658        5.29%
Short Term borrowings                                           212,917           12,977        6.10%
                                                           ------------      -----------
Total interest-bearing liabilities                          191,160,820        6,131,211        3.21%
                                                           ------------      -----------

Non interest-bearing deposits                                54,856,183
Other non interest-bearing liabilities                        2,325,762
Stockholders' equity                                         23,944,764
                                                           ------------

Total average liabilities and stockholders' equity         $272,287,529
                                                           ============

Net interest income                                                          $12,137,937
                                                                             ===========
Net yield on interest-earning assets                                                            4.97%

(1) Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $15,048. A federal tax rate of 34% was used in performing this calculation.

(2) Includes loan fees of $446,615.

(3) Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders' Equity;
-------------------------------------------------------------
Interest Rates and Interest Differential
----------------------------------------

                                                                                              2000
                                                                        -----------------------------------------------
                                                                         Average            Interest           Yield/
                                                                         Balance            Inc./Exp.          Rate
                                                                        -----------------------------------------------
ASSETS

Federal funds sold                                                       $   8,807,104      $   545,306        6.19%
Securities available for sale                                               34,717,950        2,210,824        6.37%
Other investment securities (1)                                             17,524,419        1,005,545        5.74%
Loans, net of unearned income (1,2,3)                                      157,776,160       13,772,731        8.73%
                                                                         -------------      -----------
Total earning assets                                                       218,825,633       17,534,406        8.01%
                                                                         -------------      -----------
Other non interest-earning assets                                           22,142,558
                                                                         -------------

Total average assets                                                     $ 240,968,191
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                                         $  46,542,275      $ 1,485,226        3.19%
NOW accounts                                                                36,204,513          441,197        1.22%
Money market accounts                                                       24,944,602          810,148        3.25%
Time deposits $100,000 and over                                              6,263,459          348,987        5.57%
Other time deposits                                                         52,445,982        2,708,430        5.16%
Short Term borrowings                                                           45,082            2,699        5.99%
                                                                         -------------      -----------
Total interest-bearing liabilities                                         166,445,913        5,796,687        3.48%
                                                                         -------------      -----------

Non interest-bearing deposits                                               50,971,687
Other non interest-bearing liabilities                                       2,172,153
Stockholders' equity                                                        21,378,438
                                                                         -------------

Total average liabilities and stockholders' equity                       $ 240,968,191
                                                                         =============

Net interest income                                                                         $11,737,719
                                                                                            ===========
Net yield on interest-earning assets                                                                           5.36%

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

Distribution of Assets, Liabilities and Stockholders' Equity;
-------------------------------------------------------------
Interest Rates and Interest Differential (continued)
----------------------------------------------------

                                                                           1999
                                                        ----------------------------------------------
                                                         Average           Interest           Yield/
                                                         Balance           Inc./Exp.          Rate
                                                        ----------------------------------------------
ASSETS

Federal funds sold                                       $  9,463,613      $   454,811        4.81%
Securities available for sale                              32,884,549        1,711,622        5.20%
Other investment securities (1)                            16,120,001        1,123,786        6.97%
Loans, net of unearned income (1,2,3)                     139,693,823       12,153,940        8.70%
                                                         ------------      -----------
Total earning assets                                      198,161,986       15,444,159        7.79%
                                                         ------------      -----------
Other non interest-earning assets                          18,855,837
                                                         ------------

Total average assets                                     $217,017,823
                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                         $ 44,550,006      $ 1,343,448        3.02%
NOW accounts                                               33,033,001          389,628        1.18%
Money market accounts                                      21,182,662          580,121        2.74%
Time deposits $100,000 and over                             6,020,266          310,532        5.16%

Other time deposits                                        48,879,099        2,572,486        5.26%
Notes payable                                                  64,272           12,604       19.61%
                                                         ------------      -----------
Total interest-bearing liabilities                        153,729,306        5,208,819        3.39%
                                                         ------------      -----------

Non interest-bearing deposits                              41,811,797
Other non interest-bearing liabilities                      1,964,966
Stockholders' equity                                       19,511,754
                                                         ------------

Total average liabilities and stockholders' equity       $217,017,823
                                                         ============

Net interest income                                                        $10,235,340
                                                                           ===========
Net yield on interest-earning assets                                                          5.17%


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

                                                           2001 compared to 2000
                                                           ---------------------
                                                              Due to a change in:
                                                  Volume(1)         Rate(1)             Total
                                                  -------------------------------------------
Interest income from:
 Federal funds sold                            $   401,808      $  (339,614)       $    62,194
 Other securities                                 (519,391)        (336,358)          (855,749)
 Securities available for sale                     700,330          256,262            956,592
 Loans, net of unearned income                   1,157,238         (585,533)           571,705
                                               -----------      -----------        -----------
Total                                            1,739,985       (1,005,243)           734,742
                                               -----------      -----------        -----------
Interest expense on:
 Savings deposits                                      185           16,651             16,836
 NOW accounts                                      106,061           (3,622)           102,439
 Money market accounts                             133,950         (104,233)            29,717
 Time deposits $100,000 and over                   114,994          (27,296)            87,698
 Other time                                          1,161          120,067            121,228
 Short term borrowings and notes payable             6,759            3,519             10,278
                                               -----------      -----------        -----------
Total                                              363,110            5,086            368,196
                                               -----------      -----------        -----------
 Net interest income                            $1,376,875      $(1,010,329)        $  366,546
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

                                                    2000 as compared to 1999
                                            -----------------------------------------
                                                        Due to a change in:
                                               Volume(1)       Rate(1)          Total
                                            ------------------------------------------
Interest income from:
 Federal funds sold                         $   (33,238)   $   123,733     $    90,495
 Other securities                                87,876       (206,117)       (118,241)
 Securities available for sale                   99,133        400,069         499,202
 Loans, net of unearned income                   42,005      1,576,786       1,618,791
                                            -----------    -----------     -----------
Total                                           195,776      1,894,471       2,090,247
                                            -----------    -----------     -----------

Interest expense on:
 Savings deposits                                63,637         78,141         141,778
 NOW accounts                                    38,113         13,456          51,569
 Money market accounts                          112,314        117,713         230,027
 Time deposits $100,000 and over                 12,899         25,556          38,455
 Other time                                     185,401        (49,457)        135,944
 Notes payable                                   (2,977)        (6,928)         (9,905)
                                            -----------    -----------     -----------
Total                                           409,387        178,481         587,868
                                            -----------    -----------     -----------
Net interest income                         $  (213,611)   $ 1,715,990     $ 1,502,379
                                            ===========    ===========     ===========

(1) The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

Investment Portfolio
--------------------
The following table indicates the carrying value of the Corporation's consolidated investment portfolio at December 31, 2001, 2000 and 1999:

                                           2001 Carrying    2000 Carrying  1999 Carrying
                                                Value           Value          Value
                                           ---------------------------------------------
Investments Held to Maturity:
 U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies                  $       -0-      $14,985,463    $15,983,037

 Obligations of states and
 political subdivisions                         651,513        1,646,219        695,000

 Other debt securities                          500,000          500,000        400,000
                                            -----------      -----------    -----------
                                            $ 1,151,513      $17,131,682    $17,078,037
                                            ===========      ===========    ===========

Federal Reserve Bank Stock                  $    97,500      $    97,500    $    97,500
                                            ===========      ===========    ===========

Federal Home Loan Bank Stock                $   730,800      $   636,200    $   636,200
                                            ===========      ===========    ===========

Investments Available for Sale              $75,916,103      $37,934,262    $30,017,299
                                            ===========      ===========    ===========

The following table shows the maturities, amortized cost basis and weighted average yields of the Corporation's consolidated investment in held to maturity and available for sale debt securities at December 31, 2001. The yields on state and municipal securities are presented on a tax equivalent basis. A federal tax rate of 34% was used in performing this calculation.*

(Dollars in                                            After one                   After five
 Thousands)                    Within                  but within                  but within
                              one year                 five years                  ten years
Maturing:                  Amount     Yield          Amount   Yield            Amount       Yield
U.S. Govt.
& Agency
obligations                $1,000     4.86%         $61,124   4.74%           $12,917       5.95%

State and
Political
Subdivisions                  105     5.39%             370   5.90%               177       7.24%

Other
Securities                      0                       400   7.87%               100       6.00%
                           ------                   -------                   -------
                           $1,105     4.92%         $61,894   4.77%           $13,194       5.97%
                           ======                   =======                   =======

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

(In Thousands)               2001     2000         1999         1998        1997
                             ----     ----         ----         ----        ----
Loans, non-accrual           $337     $415         $363         $297        $341

Loans past due 90 days or
more and still accruing       -0-      -0-          200          173         168
                             ----     ----         ----         ----        ----
        Total                $337     $415         $563         $470        $509
                             ====     ====         ====         ====        ====

The amount of interest income recorded during 2001, 2000 and 1999 on non-accrual loans and restructured loans outstanding at December 31, amounted to $7,958 in 2001, $7,792 in 2000, $3,932 in 1999, $234 in 1998 and $1,737 in 1997. Had these loans performed in accordance with their original terms, the amount recorded would have been $24,662 in 2001, $40,671 in 2000, $28,777 in 1999, $36,165 in
1998 and $40,929 in 1997.

As of December 31, 2001, there were no loans which are not included above but were known to have information about possible credit problems of borrowers which caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

There are no industry concentrations in the Bank's loan portfolio, however, there is a geographical concentration of loans secured by property located within the Bank's market area in northeastern Massachusetts.

The types of loans offered by the Bank include a broad spectrum of commercial loans, typical of those offered by community banks, along with a broad array of residential mortgage loans and other consumer based loans. The Bank's residential real estate loans include both fixed and variable rate loans. The Bank also offers construction mortgage loans and revolving equity loans secured by residential mortgages.

In addition to relying upon the adequacy of collateral, the Bank's primary underwriting consideration with respect to such loans are the ability of the borrower to repay the loan and the sources of available funds to repay such loans.

The Bank offers a variety of commercial loans which are generally but not always secured by real estate. Such loans may be structured on a term or demand basis. Additional underwriting concerns by the Bank with respect to such loans include the ability of commercial borrowers to withstand interest rate increases, reduced revenue and an assessment of the borrower's ability to complete its management as well as an assessment of industry and economic considerations. Generally, loan to value limits for real estate loans does not exceed 80% if the premises are owner occupied or 70% if the premises are not owner occupied. However, under certain circumstances, such as instances in which the borrowers demonstrate exceptional cash flow, such loan to value standards may be exceeded with proper authorization consistent with the Bank's lending policies. Personal guarantees are generally required on all commercial loans. The Bank also offers a variety of consumer loans on both a secured and unsecured basis.

Loan Portfolio
--------------

The following table summarizes the distribution of the Bank's loan portfolio and mortgages held for sale as of December 31 for the years indicated: (Dollars in Thousands)

                                                       2001         2000          1999         1998          1997
                                                       ----         ----          ----         ----          ----
Commercial, financial & agricultural               $ 29,725     $ 26,985      $ 25,018    $  24,987     $  22,180

Real estate-construction and land
development                                           4,993        3,532         6,278        2,926         6,507

Real estate-residential                              72,577       73,106        57,827       51,256        49,517

Real estate-commercial                               54,497       51,361        48,546       44,223        44,242

Consumer                                              8,571        8,857         8,239        8,242         7,652

Municipal tax-exempt obligations                      8,736        6,625         3,477        2,670         2,750

Other                                                   408          766           741        1,318           517
                                                   --------     --------      --------    ---------     ---------
                                                    181,492      171,232       150,126      135,622       133,365

Allowance for loan losses                            (1,996)      (1,913)       (2,132)      (1,935)       (2,163)
Deferred loan costs (fees), net                         452          299           209          137            19

                                                   --------     --------      --------    ---------     ---------
   Net loans                                       $177,964     $169,618      $148,203    $ 133,824     $ 131,221
                                                   ========     ========      ========    =========     =========

Loan maturities for commercial, financial and agricultural loans at December 31, 2001 were as follows: $12,884,934 due in one year or less; $9,223,679 due after one year through five years; $3,127,715 due after five years. Of the Bank's commercial, financial and agricultural loans due after one year, $6,125,255 have floating or adjustable rates and $6,226,139 have fixed rates.

Loan maturities for real estate construction and land development at December 31, 2001 were as follows: $361,125 due in one year or less, $4,632,341 due after one year through five years and $4,632,341 due after five years. Of the Bank's real estate construction and land development loans due after one year, $7,941,312 have adjustable rates and $1,323,370 have fixed rates.

Summary of Loan Loss Experience
-------------------------------

The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for loan losses at December 31 for each of the years indicated:


(Dollars In Thousands)                          2001            2000          1999            1998           1997
                                                ----            ----          ----            ----           ----
Average loans outstanding,
Net of unearned income                       $ 171,453       $ 157,776     $ 139,694       $ 130,398      $ 124,368
                                             =========       =========     =========       =========      =========

Allowance for loan losses
-------------------------

Balance at beginning of period               $   1,913       $   2,132     $   1,935       $   2,163      $   2,198
                                             ---------       ---------     ---------       ---------      ---------

(Charge-offs):
 Real Estate-Construction                            0               0             0               0              0
 Real Estate-Residential                             0               0             0             (97)           (25)
 Real Estate-Commercial                              0             (31)           (2)              0            (14)
 Commercial, Financial & Agric.                    (93)           (294)           (5)           (172)           (10)
 Consumer                                           (9)            (24)          (14)            (13)            (5)
 Municipal Tax-Exempt obligations                    0               0             0               0              0
 Loans to Depository Inst.                           0               0             0               0              0
 Other Loans                                         0               0             0               0              0

Recoveries:
 Real Estate-Construction                            0               0             0               0              0
 Real Estate-Residential                             2              23             6               5              0
 Real Estate-Commercial                              0              31           190              43             14
 Commercial, Financial & Agric.                     45              50            19               5              3
 Consumer                                            3              26             3               1              2
 Municipal Tax Exempt Loans                          0               0             0               0              0
 Loans to Depository Inst.                           0               0             0               0              0
 Other loans                                         0               0             0               0              0
                                             ---------       ---------     ---------       ---------      ---------
Net (charge-offs) recoveries                       (52)           (219)          197            (228)           (35)
                                             ---------       ---------     ---------       ---------      ---------

Provision for loan losses                          135               0             0               0              0
                                             ---------       ---------     ---------       ---------      ---------
Balance at period end                        $   1,996       $   1,913     $   2,132       $   1,935      $   2,163
                                             =========       =========     =========       =========      =========
Ratio of net (charge-offs)
Recoveries to average loans                      (0.03%)         (0.14%)        0.14%          (0.17%)        (0.03%)
                                             =========       =========     =========       =========      =========

Allowance for Loan Losses:
--------------------------

An allowance for loan losses is maintained to provide for losses which are currently identified or are inherent on loans in the current portfolio. The allowance is increased by provisions charged to current operations and is decreased by loan losses, net of recoveries. The provision for loan losses is based on management's evaluation of current and anticipated economic conditions, changes in the character and size of the loan portfolio, and other indicators. The balance in the allowance for loan losses is considered adequate by management to absorb any reasonably foreseeable loan losses.

The following table reflects the allocation of the allowance for loan losses and the percentage of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

                                     2001                 2000                 1999                 1998                1997

                                      Percent of           Percent of           Percent of           Percent of          Percent of
(Dollars in Thousands)                  Loans in             Loans in             Loans in             Loans in            Loans in
                                        Category             Category             Category             Category            Category
                                        to Total             to Total             to Total             to Total            to Total
                                Amt.       Loans     Amt.       Loans     Amt.       Loans     Amt.       Loans    Amt.       Loans
                            -------------------------------------------------------------------------------------------------------
Commercial, Financial &
Agricultural                 $   749       16.4%  $   924       15.7%   $  929       16.8%  $ 1,079       18.4% $   809       16.7%
Real Estate- Construction         51        2.8%       75        2.1%       72        4.2%       13        2.2%      35        4.8%
Real Estate- Residential         283       41.1%      202       42.7%      154       38.4%      203       37.7%     153       35.7%
Real Estate- Commercial          612       30.0%      416       30.0%      549       32.3%      372       32.6%     448       34.6%
Consumer                          27        4.7%       39        5.2%       29        5.5%       29        6.2%      28        5.7%
Municipal Tax Exempt
Loans                              0        4.8%        0        3.9%       34        2.3%        0        1.9%       0        2.1%
Other                              0        0.2%        0        0.4%        0        0.5%        0        1.0%       0        0.4%
Unallocated                      274        0.0%      257        0.0%      365        0.0%      239        0.0%     690        0.0%
                            -------------------------------------------------------------------------------------------------------
                    Total    $ 1,996      100.0%  $ 1,913      100.0%   $2,132      100.0%  $ 1,935      100.0% $ 2,163      100.0%
                            =======================================================================================================

The Bank formally determines the adequacy of the allowance on a quarterly basis. This determination is based on assessment of credit quality or "risk rating" of loans by senior management which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated and reviewed periodically. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

At December 31, 2001, the allowance for loan losses totaled $1,996,000 presenting 592% of nonperforming loans which totaled $337,000 and 1.1% of total loans of $177,964,000. This compared to $1,913,000 representing 460% of nonperforming loans which totaled 1.2% of total loans of $169,618,000 at December 31, 2000. A total of $102,000 loans were charged off by the Bank during 2001 as compared to $349,000 charged off during 2001. A total of $50,000 was recovered of previously charged off loans during 2001 compared to $130,000 recovered during 2000. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. Additionally, with expectations of the Bank to continue to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Deposits
--------

The following table shows the average deposits and average interest rate paid for the last three years:

                              2001                     2000                     1999
                     ---------------------     ---------------------    ---------------------
                     Average       Average     Average       Average    Average       Average
                     Balance       Rate        Balance       Rate       Balance       Rate
                     ------------  -------     ------------  -------    ------------  -------
Demand Deposits      $ 54,856,183     0.00%    $ 50,971,687     0.00%   $ 41,811,797     0.00%

NOW Accounts           44,901,938     1.21%      36,204,513     1.22%     33,033,001     1.18%

Money Market
Accounts               29,383,209     2.86%      24,944,602     3.25%     21,182,662     2.74%

Savings Deposits       54,669,418     2.74%      46,542,275     3.19%     44,550,006     3.02%

Time Deposits
$100,000 and over       8,466,586     5.16%       6,263,459     5.57%      6,020,266     5.16%
Other Time Deposits    53,526,752     5.29%      52,445,982     5.16%     48,879,099     5.26%
                     ------------              ------------             ------------

    Total            $245,804,086     2.50%    $217,372,518     3.48%   $195,476,831     3.38%
                     ============              ============             ============

As of December 31, 2001, the Bank had certificates of deposit in amounts of $100,000 and over aggregating $10,509,107. These certificates of deposit mature as follows:

           Maturity                                Amount
           --------                                ------

3 months or less                                $ 9,210,481
Over 3 months through 6 months                      616,104
Over 6 months through 12 months                     582,522
Over 12 months                                      100,000
                                                -----------

                        Total                   $10,509,107
                                                ===========

Return on Equity and Assets
---------------------------

The following table summarizes various financial ratios of the Corporation for each of the last two years:
                                                 Year ended December 31,
                                                 -----------------------
                                        2001              2000             1999
                                        ---------------------------------------
Return on average total
 assets (net income divided
 by average total assets)                .94%             1.12%            1.03%

Return on average
 stockholders' equity
 (net income divided by
 average stockholders' equity)         10.68%            12.63%           11.44%

Dividend payout ratio
 (total declared dividends
 divided by net income)                48.68%            39.55%           39.98%

Equity to assets ratio
 (average stockholders' equity
 as a percentage of average
 total assets)                          8.79%             8.87%            8.99%

Short-Term Borrowings
---------------------

The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank's business. Federal funds purchased represent daily transactions which the Bank uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily reflecting existing market conditions. Listed below are the short-term borrowings during 2001 and 2000. There were no short-term borrowings during 1999.

                                      2001                2000
                                      ----                ----

Average year to date balance:       $212,917           $45,082

Yield                                   6.10%             5.99%

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

The Bank's Topsfield office (2,310 square feet) at 15 Main Street, Topsfield, Massachusetts is rented by the Bank from a third party with a term that expires February 2005 with additional (1) five-year renewal period. The 2001 annual rent was $40,500.

The Bank's North Beverly Plaza office (5,126 square feet) at 63 Dodge Street, Beverly, Massachusetts is leased by the Bank from a third party with a term that expires October 2006. The rent for 2001 was $40,950.

The Bank, in 1997, established a full-service Branch Office, at Cummings Center (3,502 square feet), Cummings Center, 100 Cummings Center-Suites 101M and 101N, Beverly, Massachusetts. The 2001 rent for the Cummings Center Branch was $69,444 with a term that expires September 2006.

The Bank, in January 2000, established a full-service branch office (1,250 square feet) at 11 Summer Street, Manchester-by-the-Sea, Massachusetts. The 2001 rent for the Manchester Branch Office is $42,000 with a term that expires December 2029.

The Bank has ten automated teller machines ("ATMs") in Massachusetts of which three are stand alone and are located at Beverly Hospital, Herrick Street, Beverly; Crosby's Market, Manchester-by-the-Sea; Cummings Center parking lot, and 100 Cummings Center, Beverly, along with eight cash dispensing machines.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no active trading in the Corporation's Common Stock which is not listed on any public exchange or the National Association of Securities Dealers National Market System, or Small Cap Market System. However, the Common Stock of Beverly National Corporation is traded on the Over-the-Counter Bulletin Board and the Stock Symbol is ("BVNC").

The following table sets forth, to the best knowledge of Management the representative prices, for each quarterly period during the last two years. The sale prices of these market trades are based on private transactions that management is aware of and transactions reported on Bloomberg.

                                                2001              2000
                                                ----              ----
         Quarter ended March 31,           $14.00 - 16.13   $14.00 - 16.25
         Quarter ended June 30,             16.10 - 17.00    14.00 - 14.75
         Quarter ended Sept. 30,            16.00 - 18.50    14.13 - 14.56
         Quarter ended Dec. 31,             15.50 - 17.00    14.63 - 15.63


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

The number of record holders of the Corporation's common stock was 518 as of March 14, 2002. The Corporation declared quarterly cash dividends on its outstanding common stock, which amounted to an aggregate dividend per share of $.76 during 2001 and a $.66 dividend per share during 2000.

ITEM 6. Management's Discussion and Analysis 2001 as Compared to 2000

The total assets of the Corporation as of December 31, 2001, amounted to $310,328,758 as compared to $264,103,525 at December 31, 2000. This increase amounted to $46,225,233 or 17.5%.

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

Securities-Held-to-Maturity
---------------------------

The investments in Securities-Held-to-Maturity totaled $1,151,513 at December 31, 2001 as compared to $17,131,682 at December 31, 2000. This is a decrease of $15,980,169 or 93.3%. U.S. Treasury and U.S. Agency obligations totaled $-0- at December 31, 2001 as compared to $14,985,463 at December 31, 2000, a decrease of $14,985,463. State and municipal obligations held to maturity totaled $651,513 at December 31, 2001, as compared to $1,646,219 at December 31, 2000. This decrease totaled $994,706 or 60.4%. This state and municipal portfolio is comprised of securities of local municipalities.

It is management's intent to hold those securities designated as held-to-maturity in the investment securities portfolio until maturity. The strategic maturity spread of the portfolio includes consideration of foreseeable events and liquidity conditions.

Securities-Available-for-Sale
-----------------------------

The balance of Securities-Available-for-Sale totaled $75,916,103 as of December 31, 2001 as compared to the balance of Securities-Available-for-Sale, which totaled $37,934,262 as of December 31, 2000, an increase of $37,981,841 or 100.1%. These investments are primarily comprised of short to medium term U.S. Treasury and U.S. Government Agency Securities. This position is designed to give the Bank flexibility in managing liquidity needs.

Federal Funds Sold
------------------

The balance of federal funds sold totaled $24,000,000 at December 31, 2001 in comparison to $1,000,000 at December 31, 2000, reflecting the growth of core deposits, which strengthened the Bank's liquidity position.

Loans
-----

Net Loans at December 31, 2001, totaled $177,963,851 as compared to $169,418,472 at December 31, 2000. This increase was $8,545,379 or 5.0%.

Commercial Loans totaled $29,725,011 at December 31, 2001, as compared to $26,985,224 at December 31, 2000. This is an increase of $2,739,787 or 10.2%.
This is attributed to increased business from merged banks in the area. The growth in the Bank's loan portfolio has been primarily in the municipal, commercial real estate, and commercial portfolios. Municipal loans totaled $9,143,907 at December 31, 2001, as compared to $6,625,815 at December 31, 2000.
This is an increase of $2,518,092 or 38.0%, which can be attributed to increased efforts in municipal lending activity. Real estate residential loans, excluding mortgage loans held for sale, totaled $72,577,156 at December 31, 2001, as compared to $72,905,875 at December 31, 2000. This is a decrease of $328,719 or 0.5%. The decrease of residential mortgage loan balances can be attributed to the low interest rate environment, where mortgages have been refinanced to long term fixed rates of which the Bank has sold. A total of $8,857,238 residential real estate mortgages were sold in the secondary market in 2001. Real estate commercial loans totaled $54,496,797 at December 31, 2001 as compared to $51,360,964 at December 31, 2000, representing an increase of $3,135,833 or 6.1%. There has been increased competition for commercial loans, from both traditional and non-traditional sources, during both 2001 and 2000. Consumer loans totaled $8,570,970 at December 31, 2001, as compared to $8,857,132 at December 31, 2000. This is a decrease of $286,162 or 3.2%.

There are no industry concentrations in the Bank's loan portfolio. The Corporation is however exposed to geographic concentrations as the majority of the Bank's loan portfolio is composed of loans secured by real estate located in the Bank's market area.

Premises and Equipment
----------------------

Premises and equipment totaled $4,876,282 at December 31, 2001, as compared to $5,140,697 at December 31, 2000. This is a net decrease of $264,415 or 5.1%, which can be attributed to the depreciation.

Deposits
--------

Deposits totaled $284,017,818 at December 31, 2001, as compared to $238,874,861 at December 31, 2000. The increase of $45,142,957 or 18.9% can be attributed to deposit products being priced competitively to increase market share. The Bank has focused on core deposit growth. The continued growth of the core deposits is attributable to the ongoing effort to develop and broaden financial relationships with our customers.

Capital
-------

The increase in capital of $826,332 can be attributed to internal capital growth of $1,312,605 (net income less dividends) and exercised stock options and related activity of $194,647. During the year 2000, the Corporation repurchased 51,000 shares of its common stock through both private and public transactions for an aggregate repurchase price of $801,270. The positive change in the net unrealized gain (net of tax) for the available-for-sale securities totaled $120,350.

Consolidated Statements of Income
---------------------------------

Net Interest Income
-------------------

Net interest and dividend income totaled $12,058,846 for the year ended December 31, 2001, as compared to $11,598,814 for the year ended December 31, 2000. This increase was $460,032 or 4.0%. The interest income and interest expense described below created this occurrence.

Loan Income
-----------

Interest and fees on loans totaled $14,344,436 for the year ended December 31, 2001, as compared to $13,655,468 for 2000. This is an increase of $688,968 or 5.1%. The growth of loan income is primarily the result increased volume of loans.

Investment Securities Income
----------------------------

Taxable investment securities income for the 12 months ended December 31, 2001, totaled $3,317,212 as compared to $3,121,270 for the same time period in 2000. This is an increase of $195,942 or 6.3%. Such increase is primarily the result of bonds which were called during 2001. The average balance of taxable investments of U.S. Treasury notes and government agencies increased in 2001 and the investments purchased during the year were invested at lower rates, due to the interest rate environment.

Other Interest Income
---------------------

Other interest income totaled $612,084 for the 12 months ended December 31, 2001, as compared to $543,306 for the same time period in 2000, an increase of $68,778 or 12.7%. This increase is attributable to a higher volume of federal funds sold in a lower interest rate environment.

Interest Expense
----------------

Interest expense on deposits totaled $6,118,235 for the year ended December 31, 2001, as compared to $5,793,988 for the year ended December 31, 2000. This is an increase of $324,247 or 5.6%. The increase of certificate of deposit balances along with core deposit growth created a higher interest expense despite the lower interest rate environment. The interest expense on short-term borrowings for the 12 months ended December 31, 2001 totaled $12,977, as compared to $2,699 for the 12 months ending December 31, 2000. This increase of $10,278 is due to a higher volume of borrowing.

Loan Loss Provision
-------------------

There was a $135,000 provision to the allowance for loan losses ("ALLL") for the 12 month period December 31, 2001 and no provision for the same period in 2000. The 2001 provision was warranted due to the continued growth of the loan portfolio. Additional factors eliminated the need for provisions during 2000 included management's evaluation of economic conditions including the improvement of the local economy. At December 31, 2001 the Corporation's allowance for loan losses was $1,996,376 representing 1.1% of gross loans, as compared to $1,912,696, representing a ratio of 1% of total loans at December 31, 2000. The variance of this ratio reflects the continued growth in the loan portfolio during 2001.

The Corporation's non-accrual loans totaled to $336,905 at December 31, 2001, as compared to $414,892 at December 31, 2000. Combined non-accrual loans and past due loans 90 days or more remained low and amounted to $336,905 at December 31, 2001, as compared to $414,892 at December 31, 2000.

The ratio of non-performing assets to total loans, mortgages held for sale and other real estate owned ("OREO") was 0.19% for December 31, 2001, as compared to 0.24% as of December 31, 2000. The ratio of allowance for loan losses to non-performing assets equaled 592.5% at December 31, 2001, as compared to 461.0% at December 31, 2000.

Loans totaling $102,071 were charged off by the Corporation during 2001 as compared to $349,349 charged off during the corresponding period in 2000. These charge-offs consisted primarily of loans to small businesses. Recoveries of loans previously charged off totaled $50,751 during 2001 as compared to $129,659 during the corresponding period in 2000. Management does not consider either the decrease in charged off loans or the reduction of recoveries of previously charged off loans to be indicative of any trends.

Non-Interest Income
-------------------

Non-interest income totaled $3,136,652 in 2001 as compared to $2,844,528 in 2000. Income from fiduciary activities totaled $1,714,760 for the 12 months ended December 31, 2001, as compared to $1,609,745 for the same time period in 2000, an increase of $105,015 or 6.5%. Earnings from recurring fiduciary income increased. Service charges and other deposit fee income totaled $755,772 for the 12 months ending December 31, 2001 as compared to $645,786 for the same time period in 2000. This increase of $109,986 can be attributed to additional services and a higher volume of accounts. Other income totaled $666,120 for the 12 months ended December 31, 2001 as compared to $588,997 for the same period in 2000.

Other Expense
-------------

The total non-interest expense totaled $11,063,680 for 2001 as compared to $10,174,946 in 2000. This is an increase of $888,734 or 8.7%. Salaries and benefits expense increased $623,817 or 11.4%, primarily because of additional personnel in the retail, insurance, trust and commercial loans. Occupancy expense increased $62,870 or 6.1%. This increase represents higher rents along with additional repairs and maintenance. Equipment costs increased $35,248 or 6.2% and can be attributed to check processing equipment and continued upgrades of computer equipment to support the technology of both the Bank and Trust Department operating systems. Data Processing costs totaled $550,863 for the twelve months ended December 31, 2001 as compared to $427,868 for the same period in 2000. This increase is due to higher contractual costs along with additional services and products introduced. Stationery and supplies costs totaled $244,152 for the twelve months ended December 31, 2001 as compared to $215,021 for the same period in 2000. Professional fees increased $64,203 or 23.3% due retail studies, sales training and retirement services. Marketing and Public Relations increased $94,413 or 26.1% as commitments to the local communities have increased for the celebration of the Banks 200th anniversary. Other expenses totaled $1,566,985 for 2001 as compared to $1,598,977 in 2000 a decrease of $31,992 or 2.0%, which can be attributed to a decrease in tuition, publications, and donation expense.

Income Taxes
------------

Income tax expense totaled $1,574,209 for the year ended December 31, 2001 as compared to $1,567,405 for the same time period in 2000. This increase reflects the decrease of taxable income.

Net Income
----------

Net income was $2,557,609 for 2001 as compared to $2,700,991 for 2000, which is a decrease of $143,382 or 5.3%.

Capital Resources
-----------------

As of December 31, 2001, the Corporation had total capital in the amount of $23,561,564 as compared with $22,735,232 at December 31, 2000, which represents an increase of $826,332 or 3.6%. The Corporation repurchased 51,000 shares of its common stock which were placed in treasury stock. The capital ratios of the Corporation and the Bank exceed applicable regulatory requirements (see Note
15).

Banks and bank holding companies are generally required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their adjusted total assets. As of December 31, 2001, the Bank's Tier 1 capital amounted to 7.10% as compared to 7.71% of total average assets at December 31, 2000.

Similarly, the Corporation's Tier I capital amounted to 8.59% at December 31, 2001 as compared to 9.41% at December 31, 2000 (see Note 15). Banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At December 31, 2001, the Bank's ratio of risk based capital to risk weighted assets amounted to 11.83% for Tier 1 and 12.97% for total capital, which satisfies the applicable risk-based capital requirements. At December 31, 2000, the Bank's ratio of risk-based capital to risk-weighted assets amounted to 12.13% for Tier 1 and 13.33% for total capital. Similarly, the Corporation's ratio of risk-based capital to risk-weighted assets, at December 31, 2001, amounted to 13.24% for Tier I and 14.36% for total capital which exceeds all applicable regulatory requirements. At December 31, 2000, the Corporation's ratio of risk-based capital to risk-weighted assets amounted to 14.01% for Tier 1 and 15.19% of total capital. In the opinion of management, capital levels are adequate to meet the presently foreseeable needs of the Corporation and the Bank.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Total securities maturing in one year or less amounted to approximately $1,105,600 or 1.4% at December 31, 2001 of the investment securities portfolio, and $9,361,722 at December 31, 2000, representing 16.8% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity.

The Corporation's goals are to be substantially neutral with respect to interest rate sensitivity, and to maintain a net cumulative gap at one year of less than 15% of total earning assets. The Corporation believes that it is successfully managing its interest rate risk consistent with these goals. Listed below is a gap analysis as of December 31, 2001 by re-pricing date or maturity.

Gap Analysis
------------

(Dollars in                          0-31      1-3          3-6         6-12        1-5        Over 5
Thousands)                           Days      Months       Months      Months      Years      Years
                                    -----------------------------------------------------------------
ASSETS

Investments                       $     0     $     0     $    105     $     0   $    770     $   277

Investments
Available for Sale(2)               7,305      16,981       17,964       9,996     24,107          98

Interest bearing demand
  Deposits                            137           0            0           0          0           0

Fed Funds Sold                     24,000           0            0           0          0           0

Total Loans(1)                     23,163       7,407        4,929      10,669     62,611      71,181

Mortgages Held for Sale                 0           6           10          21        173       1,774
                                  -------    --------     --------     -------   --------     -------
Total Earning Assets               54,605      24,394       23,008      20,686     87,661      73,330

LIABILITIES

Non-interest bearing
  Deposits                              0           0            0           0          0      63,525

Savings                                 0           0       20,084           0     40,701           0

NOW Accounts                            0           0       19,182           0     39,946           0

Money Market Accounts              33,419           0            0           0          0           0

Time Deposits
  $100,000 and over                 1,640         733        4,163       1,981      1,198           0

Other time deposits                 2,965       5,860        9,741      26,970     11,699         211
                                  -------    --------     --------     -------   --------     -------
Total Deposits                     38,024       6,593       53,170      28,951     93,544      63,736

Borrowings                              0           0            0           0          0           0

                                  -------    --------     --------     -------   --------     -------
Total Deposits & Borrowings        38,024       6,593       53,170      28,951     93,544      63,736
                                  -------    --------     --------     -------   --------     -------
Net Asset (Liability) Gap         $16,581     $17,801     $(30,162)    $(8,265)  $  5,883     $ 9,594
                                  =======    ========     ========     =======   ========     =======

Cumulative Gap                    $16,581     $34,382     $  4,220     $(4,045)  $ (9,928)    $  (334)
                                  =======    ========     ========     =======   ========     =======

% Cumulative Gap                     5.84%      12.12%        1.49%      (1.43%)    (3.50%)      (.12%)

(1) Includes net deferred loan costs
(2) Includes Federal Reserve Bank stock and Federal Home Loan Bank stock

Forward Looking Statements
--------------------------

This Form 10-KSB and future filings made by the Corporation with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Corporation and the Bank, and oral statements made by executive officers of the Corporation and Bank, may include forward-looking statements relating to such matters as (a) assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Corporation and the Bank do business, and (b) expectations for increased revenues and earnings for the Corporation and Bank through growth resulting from acquisitions, attraction of new deposit and loan customers and the introduction of new products and services. Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. For those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Corporation's and Bank's business include the following: (a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates; (b) changes in the legislative and regulatory environment that negatively impact the Corporation and Bank through increased operating expenses; (c) increased competition from other financial and non-financial institutions; (d) the impact of technological advances; and (e) other risks detailed from time to time in the Corporation's filings with the Securities and Exchange Commission. Such developments could have an adverse impact on the Corporation's and the Bank's financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

     Index to Consolidated Financial Statements

     Description                                                  Page Reference
     ---------------------------------------------------------------------------
Consolidated Balance Sheets at
  December 31, 2001 and 2000                                             FS 2

Consolidated Statements of Income for the years
  ended December 31, 2001, 2000 and 1999                                 FS 3

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended December 31, 2001, 2000 and 1999            FS 4-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999                                       FS 6-7

Notes to Consolidated Financial Statements for the years ended
  2001, 2000 and 1999 including:                                         FS 8-27

Parent Company Only Balance Sheets at December 31, 2001 and 2000         FS 28

Parent Company Only Statements of Income for the years ended
  December 31, 2001, 2000 and 1999                                       FS 29

Parent Company Only Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999                                       FS 30

The Board of Directors and Stockholders
Beverly National Corporation
Beverly, Massachusetts

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of Beverly National Corporation and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly National Corporation and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                             SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
January 7, 2002

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           December 31, 2001 and 2000
                           --------------------------

ASSETS                                                                                 2001                2000
------                                                                             --------------   ---------------
Cash and due from banks                                                            $   19,157,680   $    27,780,903
Interest bearing demand deposits with other banks                                         136,856           121,830
Federal funds sold                                                                     24,000,000         1,000,000
                                                                                   --------------   ---------------
           Cash and cash equivalents                                                   43,294,536        28,902,733
Investments in available-for-sale securities (at fair value)                           75,916,103        37,934,262
Investments in held-to-maturity securities (fair values of $1,151,513 as of
   December 31, 2001 and $17,056,023 as of December 31, 2000)                           1,151,513        17,131,682
Federal Home Loan Bank stock, at cost                                                     730,800           636,200
Federal Reserve Bank stock, at cost                                                        97,500            97,500
Loans, net of the allowance for loan losses of $1,996,376 and
   $1,912,696, respectively                                                           177,963,851       169,418,472
Mortgages held-for-sale                                                                 1,984,006           200,269
Premises and equipment                                                                  4,876,282         5,140,697
Accrued interest receivable                                                             1,559,046         1,890,088
Other assets                                                                            2,755,121         2,751,622
                                                                                   --------------   ---------------
           Total assets                                                            $  310,328,758   $   264,103,525
                                                                                   ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest-bearing                                                             $   63,525,176   $    66,437,616
   Interest-bearing                                                                   220,492,642       172,437,245
                                                                                   --------------   ---------------
           Total deposits                                                             284,017,818       238,874,861
Other liabilities                                                                       2,749,376         2,493,432
                                                                                   --------------   ---------------
           Total liabilities                                                          286,767,194       241,368,293
                                                                                   --------------   ---------------
Stockholders' equity:
   Preferred stock, $2.50 par value per share; 300,000 shares authorized;
     issued and outstanding none
   Common stock, par value $2.50 per share; authorized 2,500,000 shares; issued
     1,696,698 shares as of December 31, 2001 and 1,678,898 shares as of
     December 31, 2000; outstanding, 1,599,574 shares as of
     December 31, 2001 and 1,632,774 shares as of December 31, 2000                     4,241,745         4,197,245
   Paid-in capital                                                                      3,079,528         2,929,381
   Retained earnings                                                                   17,295,046        15,982,441
   Treasury stock, at cost (97,124 shares as of December 31, 2001 and
     46,124 shares as of December 31, 2000)                                            (1,228,737)         (427,467)
   Accumulated other comprehensive income                                                 173,982            53,632
                                                                                   --------------   ---------------
           Total stockholders' equity                                                  23,561,564        22,735,232
                                                                                   --------------   ---------------
           Total liabilities and stockholders' equity                              $  310,328,758   $   264,103,525
                                                                                   ==============   ===============

   The accompanying notes are an integral part of these consolidated financial statements.

                                      FS2

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                  Years Ended December 31, 2001, 2000 and 1999
                  --------------------------------------------

                                                                       2001             2000               1999
                                                                   ------------      -----------      -------------
Interest and dividend income:
   Interest and fees on loans                                      $  14,344,436     $ 13,655,468     $  12,081,117
   Interest and dividends on securities:
     Taxable                                                           3,317,212        3,121,270         2,789,048
     Tax-exempt                                                           44,258           63,653            31,864
     Dividends on marketable equity securities                             7,068            9,804             3,661
   Other interest                                                        612,084          545,306           454,811
                                                                   -------------     ------------     -------------
           Total interest and dividend income                         18,325,058       17,395,501        15,360,501
                                                                   -------------     ------------     -------------
Interest expense:
   Interest on deposits                                                6,118,235        5,793,988         5,196,215
   Interest on other borrowed funds                                       12,977            2,699
   Interest on notes payable                                                                                 12,604
                                                                   -------------     ------------     -------------
           Total interest expense                                      6,131,212        5,796,687         5,208,819
                                                                   -------------     ------------     -------------
           Net interest and dividend income                           12,193,846       11,598,814        10,151,682
Provision for loan losses                                                135,000
                                                                   -------------     ------------     -------------
           Net interest and dividend income after provision
              for loan losses                                         12,058,846       11,598,814        10,151,682
                                                                   -------------     ------------     -------------
Other income:
   Income from fiduciary activities                                    1,714,760        1,609,745         1,403,933
   Service charges on deposit accounts                                   482,605          406,431           389,062
   Other deposit fees                                                    273,167          239,355           216,944
   Other income                                                          666,120          588,997           599,173
                                                                   -------------     ------------     -------------
           Total other income                                          3,136,652        2,844,528         2,609,112
                                                                   -------------     ------------     -------------
Other expense:
   Salaries and employee benefits                                      6,092,325        5,468,508         5,213,918
   Occupancy expense                                                   1,096,158        1,033,288           843,711
   Equipment expense                                                     604,088          568,840           453,808
   Contributions                                                         112,919          224,870            66,322
   Data processing fees                                                  550,863          427,868           381,673
   Marketing and public relations                                        456,911          362,498           289,273
   Stationery and supplies                                               244,152          215,021           240,039
   Professional fees                                                     339,279          275,076           378,729
   Other expense                                                       1,566,985        1,598,977         1,303,341
                                                                   -------------     ------------     -------------
           Total other expense                                        11,063,680       10,174,946         9,170,814
                                                                   -------------     ------------     -------------
           Income before income taxes                                  4,131,818        4,268,396         3,589,980
Income taxes                                                           1,574,209        1,567,405         1,357,339
                                                                   -------------     ------------     -------------
           Net income                                              $   2,557,609     $  2,700,991     $   2,232,641
                                                                   =============     ============     =============

Earnings per common share                                          $        1.57     $       1.67     $        1.43
                                                                   =============     ============     =============

Earnings per common share, assuming dilution                       $        1.46     $       1.55     $        1.29
                                                                   =============     ============     =============

   The accompanying notes are an integral part of these consolidated financial statements.
                                      FS3

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                  Years Ended December 31, 2001, 2000 and 1999
                  --------------------------------------------

                                                                                                          Accumulated
                                                                                                             Other
                                                                                           Unearned      Comprehensive
                                   Common      Paid-in       Retained        Treasury    Compensation       Income
                                    Stock      Capital       Earnings         Stock           ESOP          (Loss)           Total
                                 ----------  -----------   ------------   ------------  --------------- --------------     --------
Balance, December 31, 1998       $4,024,245   $2,470,673    $ 13,009,685  $   (427,467)   $ (200,000)     $   62,477    $18,939,613
Comprehensive income:
   Net income                                                  2,232,641
   Net change in unrealized
     holding gain on available-
     for-sale securities, net
     of tax effect                                                                                          (394,168)
       Comprehensive income                                                                                               1,838,473
Tax benefit for stock options                     22,858                                                                     22,858
Compensation expense relating
   to grants of common stock at
   prices less than market value                  18,900                                                                     18,900
Unearned compensation payment                                                                200,000                        200,000
Dividends declared ($.57
   per share)                                                   (892,674)                                                  (892,674)
Sale of stock on exercise of
   stock options                     30,800       60,309                                                                     91,109
                                 ----------   ----------    ------------  ------------    ----------      ----------    -----------
Balance, December 31, 1999        4,055,045    2,572,740      14,349,652      (427,467)                     (331,691)    20,218,279
Comprehensive income:
   Net income                                                  2,700,991
   Net change in unrealized
     holding loss on available-
     for-sale securities, net of
     tax effect                                                                                              385,323
       Comprehensive income                                                                                               3,086,314
Tax benefit for stock options                     94,206                                                                     94,206
Compensation expense relating
   to grants of common stock
   at prices less than market
    value                                          1,488                                                                      1,488
Dividends declared ($.66
   per share)                                                 (1,068,202)                                                (1,068,202)
Sale of stock on exercise of
   stock options                    142,200      260,947                                                                    403,147
                                 ----------   ----------    ------------  ------------    ----------      ----------    -----------
Balance, December 31, 2000        4,197,245    2,929,381      15,982,441      (427,467)                       53,632     22,735,232
Comprehensive income:
   Net income                                                  2,557,609
   Net change in unrealized
     holding gain on available-
     for-sale securities, net of
     tax effect                                                                                              120,350
       Comprehensive income                                                                                               2,677,959
Tax benefit for stock options                     31,060                                                                     31,060
Compensation expense relating
   to grants of common stock
   at prices less than market
   value                                          40,757                                                                     40,757
Dividends declared ($.76
   per share)                                                 (1,245,004)                                                (1,245,004)
Sale of stock on exercise of
   stock options                     44,500       78,330                                                                    122,830
Purchases of treasury stock                                                   (801,270)                                    (801,270)
                                 ----------   ----------    ------------  ------------    ----------      ----------    -----------
Balance, December 31, 2001       $4,241,745   $3,079,528    $ 17,295,046  $ (1,228,737)   $               $  173,982    $23,561,564
                                 ==========   ==========    ============  ============    ==========      ==========    ===========

                                      FS4

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                  Years Ended December 31, 2001, 2000 and 1999
                  --------------------------------------------
                                   (continued)

Reclassification disclosure for the years ended December 31:

                                                                         2001             2000             1999
                                                                     -----------     ------------     -------------
Net unrealized gains (losses) on available-for-sale securities          $198,572        $ 652,316         $(662,751)
Less reclassification adjustment for realized gains or losses in
   net income                                                                  0                0                 0
                                                                     -----------     ------------     -------------
     Other comprehensive income (loss) before income tax effect          198,572          652,316          (662,751)
Income tax (expense) benefit                                             (78,222)        (266,993)          268,583
                                                                     -----------     ------------     -------------
     Other comprehensive income (loss), net of tax                      $120,350        $ 385,323         $(394,168)
                                                                     ===========     ============     =============

Accumulated other comprehensive income (loss) as of December 31, 2001, 2000 and 1999 consists of net unrealized holding gains (losses) on available-for-sale securities, net of taxes.

   The accompanying notes are an integral part of these consolidated financial statements.

                                      FS5

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                  Years Ended December 31, 2001, 2000 and 1999
                  --------------------------------------------

                                                                       2001              2000              1999
                                                                 ---------------   ----------------   -------------
Cash flows from operating activities:
   Net income                                                     $    2,557,609     $  2,700,991      $  2,232,641
   Adjustments to reconcile net income to net cash provided by operating activities:
       Net (increase) decrease in mortgages held-for-sale             (2,828,419)        (543,242)          199,200
       Provision (benefit) for mortgages held-for-sale                    21,861          (29,477)           28,411
       (Increase) decrease in mortgage servicing rights assets           (45,094)          22,613          (195,530)
       Increase (decrease) in loan participation servicing
         liability                                                        (6,113)          26,535
       Depreciation and amortization                                     694,470          641,844           469,800
       Compensation expense relating to grants of common stock
         at prices less than market                                       40,757            1,488            18,900
       Change in prepaid interest                                                                             5,572
       Provision for loan losses                                         135,000
       Deferred tax expense (benefit)                                   (146,729)         (96,771)           90,301
       Increase (decrease) in taxes payable                              404,405         (157,295)         (416,614)
       (Increase) decrease in interest receivable                        331,042         (621,347)          (44,279)
       Increase (decrease) in interest payable                            (4,241)          88,793           (80,202)
       Increase in accrued expenses                                       54,870          220,739            58,105
       (Increase) decrease in prepaid expenses                          (120,861)          88,269            54,316
       Increase in other liabilities                                     217,265          166,726            64,329
       (Increase) decrease in other assets                               (46,267)           9,225            30,220
       (Increase) decrease in cash surrender value of life
         insurance                                                        (9,045)          (3,404)            1,272
       Increase in RABBI Trust trading securities                         (4,752)         (76,276)
       Amortization (accretion) of securities, net                      (329,462)        (159,385)              374
       Gain on sales of assets, net                                         (612)            (723)             (992)
       Change in deferred loan costs, net                               (154,067)         (89,857)          (72,237)
                                                                  --------------     ------------      ------------

   Net cash provided by operating activities                             761,617        2,189,446         2,443,587
                                                                  --------------     ------------      ------------

Cash flows from investing activities:

   Purchases of available-for-sale securities                       (112,675,308)      (9,885,440)      (12,346,787)
   Proceeds from sales of available-for-sale securities                  857,170          577,884           550,458
   Proceeds from maturities of available-for-sale securities          74,350,000        2,100,000        12,995,968
   Purchases of held-to-maturity securities                           (1,000,000)      (1,061,351)       (5,080,156)
   Proceeds from maturities of held-to-maturity securities            16,994,500        1,110,000         4,154,000
   Purchases of Federal Home Loan Bank stock                             (94,600)                          (636,200)
   Net increase in loans                                              (7,615,492)     (20,955,248)      (14,860,053)
   Recoveries of loans previously charged off                             50,751          129,659           218,872
   Capital expenditures                                                 (430,055)        (646,724)       (1,044,385)
   Proceeds from sales of assets                                          61,862           73,039           107,470
   Premiums paid on life insurance policies                              (88,155)         (88,155)          (88,173)
                                                                  --------------     ------------      ------------

   Net cash used in investing activities                             (29,589,327)     (28,646,336)      (16,028,986)
                                                                  --------------     ------------      ------------

                                      FS6

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                  Years Ended December 31, 2001, 2000 and 1999
                  --------------------------------------------
                                   (continued)

                                                                      2001               2000              1999
                                                                 ---------------    -------------      ------------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and savings
     accounts                                                         36,730,724       30,732,931        13,241,030
   Net increase (decrease) in time deposits                            8,412,233        8,913,217        (7,561,731)
   Proceeds from exercise of stock options                               122,830          403,147            91,109
   Payment on notes payable                                                                                (385,627)
   Purchases of treasury stock                                          (801,270)
   Dividends paid                                                     (1,245,004)      (1,068,202)         (892,674)
                                                                 ---------------    -------------      ------------

   Net cash provided by financing activities                          43,219,513       38,981,093         4,492,107
                                                                 ---------------    -------------      ------------

Net increase (decrease) in cash and cash equivalents                  14,391,803       12,524,203        (9,093,292)
Cash and cash equivalents at beginning of year                        28,902,733       16,378,530        25,471,822
                                                                 ---------------    -------------      ------------
Cash and cash equivalents at end of year                         $    43,294,536    $  28,902,733      $ 16,378,530
                                                                 ===============    =============      ============

Supplemental disclosures:
   Mortgages held-for-sale transferred to loans                  $     1,022,821    $   1,721,764      $  7,692,941
   Interest paid                                                       6,135,453        5,707,894         5,289,021
   Income taxes paid                                                   1,316,533        1,821,471         1,683,652

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

                                      FS7

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  Years Ended December 31, 2001, 2000 and 1999
                  --------------------------------------------

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

NOTE 2 - ACCOUNTING POLICIES
----------------------------

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting with the exception of fiduciary activities and certain minor sources of income which are reflected on a cash basis. The results of these activities do not differ materially from those which would result using the accrual method. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

         BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, the Bank and Cabot Street Realty Trust. Cabot Street Realty Trust was formed for the purpose of real estate development. The Bank includes the accounts of its wholly-owned subsidiaries, Beverly Community Development Corporation and Hannah Insurance Agency, Inc. Beverly Community Development Corporation was formed to provide loans to small businesses and individuals in low income census tracts. Hannah Insurance Agency, Inc. was formed to market life insurance, disability insurance and long term care products. All significant intercompany accounts and transactions have been eliminated in the consolidation.

         CASH AND CASH EQUIVALENTS:

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposit accounts with other banks and federal funds sold.

         Cash and due from banks as of December 31, 2001 and 2000 includes $6,225,000 and $5,796,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

                                      FS8

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

               -- Held-to-maturity securities are measured at amortized cost in the consolidated balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

               -- Available-for-sale securities are carried at fair value on the consolidated balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

               -- Trading securities are carried at fair value on the consolidated balance sheet. Unrealized holding gains and losses for trading securities are included in earnings.

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

         ALLOWANCE FOR LOAN LOSSES:

         The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

                                       FS9

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

         A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

         Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

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

         SERVICING:

         Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

         MORTGAGES HELD-FOR-SALE:

         Mortgages held-for-sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations.

         Interest income on mortgages held-for-sale is accrued currently and classified as interest on loans.

                                      FS10

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

         ADVERTISING:

         The Corporation directly expenses costs associated with advertising as they are incurred.

                                      FS11

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

         SUPPLEMENTAL RETIREMENT PLAN:

         In connection with its Supplemental Retirement Plan, the corporation established a RABBI Trust to assist in the administration of the plan. The accounts of the RABBI Trust are consolidated in the Corporation's consolidated financial statements. Any available-for-sale securities held by the RABBI Trust are accounted for in accordance with SFAS No. 115.

         EARNINGS PER SHARE:

         Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The adoption of this Statement did not have a material impact on the consolidated financial statements.

                                      FS12

         FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on the Corporation's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method - the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

         The adoption of SFAS No. 141 will have no immediate effect on the Corporation's consolidated financial statements since it had no pending business combinations as of December 31, 2001 or as of the date of the issuance of these consolidated financial statements. If the Corporation consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16 will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Corporation's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of".

         SFAS No. 142 provides that goodwill shall not be amortized. Goodwill is defined as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. SFAS No. 142 further provides that goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

         SFAS No. 142 is effective as follows:

               All of the provisions of SFAS No. 142 shall be applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

         The Corporation believes that the impact of SFAS No. 142 on its future consolidated financial statements will be immaterial.

                                      FS13

NOTE 3 - INVESTMENTS IN SECURITIES
----------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:

                                                                       Gains In           Losses In
                                                                      Accumulated        Accumulated
                                                     Amortized           Other              Other
                                                       Cost          Comprehensive      Comprehensive         Fair
                                                       Basis             Income             Income            Value
                                                   -------------    ----------------   ----------------    -----------
Available-for-sale securities:
   December 31, 2001:
     Debt securities issued by the U.S. Treasury
       and other U.S. government corporations
       and agencies                                  $75,041,416         $447,369           $161,064       $75,327,721
     Marketable equity securities                        580,152            8,230                              588,382
                                                     -----------         --------           --------       -----------
                                                     $75,621,568         $455,599           $161,064       $75,916,103
                                                     ===========         ========           ========       ===========

   December 31, 2000:
     Debt securities issued by the U.S. Treasury
       and other U.S. government corporations
       and agencies                                  $37,311,169         $221,539           $118,116       $37,414,592
     Marketable equity securities                        527,130                               7,460           519,670
                                                     -----------         --------           --------       -----------
                                                     $37,838,299         $221,539           $125,576       $37,934,262
                                                     ===========         ========           ========       ===========

                                                                          Gross              Gross
                                                         Net           Unrecognized       Unrecognized
                                                       Carrying          Holding             Holding          Fair
                                                        Amount            Gains              Losses           Value
                                                    -------------     --------------    ----------------  ------------
Held-to-maturity securities:
   December 31, 2001:
     Debt securities issued by states of the
       United States and political subdivisions
       of the states                                $    651,513        $                 $                $    651,513
     Debt securities issued by foreign governments       500,000                                                500,000
                                                    ------------        --------          ---------        ------------
                                                    $  1,151,513        $                 $                $  1,151,513
                                                    ============        ========          =========        ============

   December 31, 2000:
     Debt securities issued by the U.S. Treasury
       and other U.S. government corporations
       and agencies                                  $14,985,463        $    386          $  76,045        $ 14,909,804
     Debt securities issued by states of the
       United States and political subdivisions
       of the states                                   1,646,219                                              1,646,219
     Debt securities issued by foreign governments       500,000                                                500,000
                                                     -----------        --------          ---------        ------------
                                                     $17,131,682        $    386          $  76,045        $ 17,056,023
                                                     ===========        ========          =========        ============

The scheduled maturities of securities (other than equity securities) were as follows as of December 31, 2001:

                                                                     Available-For-Sale      Held-To-Maturity
                                                                     ------------------      ----------------
                                                                            Fair               Net Carrying
                                                                            Value                 Amount
                                                                     ------------------      ----------------
Due within one year                                                    $  1,000,600            $   105,000
Due after one year through five years                                    61,254,441                770,000
Due after five years through ten years                                   13,072,680                276,513
                                                                       ------------            -----------
                                                                       $ 75,327,721            $ 1,151,513
                                                                       ============            ===========

                                      FS14

Proceeds from sales of available-for-sale securities in 2001, 2000 and 1999 amounted to $857,170, $577,884, and $550,458, respectively. There were no gains or losses realized from these sales which consisted of money-market mutual funds.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 2001.

Total carrying amounts of $17,157,716 and $17,438,512 of securities were pledged to secure treasury tax and loan, trust funds and public funds on deposit as of December 31, 2001 and 2000, respectively.

In connection with its supplemental retirement plan described in Note 10, the Corporation set up a RABBI Trust which includes trading securities. The RABBI Trust is included in other assets on the consolidated balance sheets. The portion of trading losses for the years ended December 31, 2001 and 2000 that relates to trading securities still held at year end amounted to $55,122 and $40,710, respectively. The fair value of trading securities held in the RABBI Trust as of December 31, 2001 and 2000 was $551,625 and $546,872, respectively.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:

                                                                                      2001              2000
                                                                               ------------------  ----------------
Commercial, financial and agricultural                                               $ 29,725,011      $ 26,985,224
Real estate - construction and land development                                         4,993,466         3,531,582
Real estate - residential                                                              72,577,156        72,905,875
Real estate - commercial                                                               54,496,797        51,360,964
Consumer                                                                                8,570,970         8,857,132
Other                                                                                   9,143,907         7,391,538
                                                                                     ------------      ------------
                                                                                      179,507,307       171,032,315
Allowance for loan losses                                                              (1,996,376)       (1,912,696)
Deferred loan costs, net                                                                  452,920           298,853
                                                                                     ------------      ------------
           Net loans                                                                 $177,963,851      $169,418,472
                                                                                     ============      ============

In the years ending December 31, 2001 and 2000 the Corporation sold mortgage loans totaling $8,857,238 and $1,343,308, respectively and retained the servicing rights. No valuation allowance for the carrying amount of mortgage servicing rights at December 31, 2001 and 2000 was recorded because management estimates that there is no impairment in the carrying amount of those rights. The fair values of these rights approximated their carrying amount. Changes in the mortgage servicing asset were as follows for the years ended December 31:

                                                                                          2001              2000
                                                                                      -----------       -----------
Balance at beginning of period                                                           $172,916          $195,530
Capitalized mortgage servicing rights                                                     107,836            18,390
Amortization                                                                              (62,742)          (41,004)
                                                                                         --------          --------
Balance at end of period                                                                 $218,010          $172,916
                                                                                         ========          ========

Certain directors and executive officers of the Corporation and companies in which they have significant ownership interest were customers of the Bank during 2001. Total loans to such persons and their companies amounted to $436,947 as of December 31, 2001. During 2001 principal payments and advances totaled $220,782 and $137,000, respectively.

                                      FS15

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                    2001            2000            1999
                                                -----------      -----------    ------------
Balance at beginning of period                  $1,912,696       $2,132,386      $1,934,541
Loans charged off                                 (102,071)        (349,349)        (21,027)
Provision for loan losses                          135,000
Recoveries of loans previously charged off          50,751          129,659         218,872
                                                ----------       ----------      ----------
Balance at end of period                        $1,996,376       $1,912,696      $2,132,386
                                                ==========       ==========      ==========

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

                                                                                  2001                            2000
                                                                         -----------------------      ----------------------------
                                                                         Recorded     Related          Recorded         Related
                                                                         Investment   Allowance        Investment       Allowance
                                                                         In Impaired  For Credit       In Impaired      For Credit
                                                                         Loans        Losses           Loans            Losses
                                                                         -----------  ----------       -----------      ----------
Loans for which there is a related for credit losses                      $302,834      $32,729          $ 59,604          $3,000

Loans for which there is no related allowance for credit losses
                                                                          --------      -------          --------          ------
                 Totals                                                   $302,834      $32,729          $ 59,604          $3,000
                                                                          ========      =======          ========          ======
Average recorded investment in impaired loans during the
    year ended December 31                                                $227,444                       $103,081
                                                                          ========                       ========

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

                 Total recognized                                         $ 14,826                       $  3,979
                                                                          ========                       ========
                 Amount recognized using a cash-basis method of
                   accounting                                             $ 14,826                       $  3,979
                                                                          ========                       ========

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:

                                                            2001                 2000
                                                         -----------          -----------
Land                                                     $   421,077          $   421,077
Buildings                                                  4,488,003            4,483,051
Furniture and equipment                                    3,545,108            3,166,842
Leasehold improvements                                     1,748,216            1,738,126
Construction in progress                                       9,245                4,737
                                                         -----------          -----------
                                                          10,211,649            9,813,833
                                                          (5,335,367)          (4,673,136)
                                                         -----------          -----------
Accumulated depreciation and amortization                $ 4,876,282          $ 5,140,697
                                                         ===========          ===========

NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more were $10,509,107 and $7,636,746 as of December 31, 2001 and 2000,
respectively.

                                      FS16

For time deposits as of December 31, 2001, the scheduled maturities for the years ended December 31, are:

                           2002                               $54,708,655
                           2003                                 8,314,763
                           2004                                 2,591,095
                           2005                                 1,210,623
                           Thereafter                             297,918
                                                              -----------
                                                              $67,123,054
                                                              ===========

Deposits from related parties held by the Corporation as of December 31, 2001 and 2000 amounted to $1,799,965 and $1,972,546, respectively.

NOTE 7 - NOTES PAYABLE
----------------------

An Industrial Revenue Bond was issued to Cabot Street Realty Trust on August 1, 1985 in order to purchase property and finance renovations. Cabot Street Realty Trust paid off the Industrial Revenue Bond on March 31, 1999.

NOTE 8 - INCOME TAXES
---------------------

The components of the income tax expense are as follows for the years ended December 31:

                                                                         2001             2000              1999
                                                                    --------------   --------------    --------------
Current:
   Federal                                                            $1,231,896       $1,245,750        $  915,981
   State                                                                 489,042          418,426           351,057
                                                                      ----------       ----------        ----------
                                                                       1,720,938        1,664,176         1,267,038
                                                                      ----------       ----------        ----------
Deferred:
   Federal                                                              (110,019)         (72,042)           66,710
   State                                                                 (36,710)         (24,729)           23,591
                                                                      ----------       ----------        ----------
                                                                        (146,729)         (96,771)           90,301
                                                                      ----------       ----------        ----------
           Total income tax expense                                   $1,574,209       $1,567,405        $1,357,339
                                                                      ==========       ==========        ==========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                                                            2001              2000             1999
                                                                          --------          --------         --------
                                                                           % of              % of             % of
                                                                          Income            Income           Income
                                                                          ------            ------           ------
Federal income tax at statutory rate                                       34.0%             34.0%            34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                                                       (3.8)             (3.3)            (2.3)
   Dividends paid to ESOP                                                   (.7)              (.5)             (.5)
   Unallowable expenses                                                     1.5                .4               .4
   Other                                                                    (.2)              (.6)             (.7)
State tax, net of federal tax benefit                                       7.3               6.7              6.9
                                                                          -----             -----            -----
       Effective tax rates                                                 38.1%             36.7%            37.8%
                                                                          =====             =====            =====

                                      FS17

The Corporation had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                                        2001              2000
                                                                                   --------------   ---------------
Deferred tax assets:
   Allowance for loan losses                                                          $   654,398       $   590,136
   Deferred compensation                                                                  433,528           332,191
   Accrued retirement benefits                                                            111,667            98,855
   Accrued interest on nonperforming loans                                                 10,204            16,966
   Accrued pension expense                                                                135,510            90,944
                                                                                      -----------       -----------
           Gross deferred tax assets                                                    1,345,307         1,129,092
                                                                                      -----------       -----------
Deferred tax liabilities:
   Net unrealized holding gain on available-for-sale securities                           120,553            42,331
   Accelerated depreciation                                                               169,199           195,123
   Loan origination fees and costs, net                                                   184,583           121,270
   Other adjustments                                                                       31,901            18,261
   Mortgage servicing rights                                                               89,232            70,775
                                                                                      -----------       -----------
           Gross deferred tax liabilities                                                 595,468           447,760
                                                                                      -----------       -----------
Net deferred tax assets                                                               $   749,839       $   681,332
                                                                                      ===========       ===========

Deferred tax assets as of December 31, 2001 and 2000 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 2001, the Corporation had no operating loss and tax credit carryovers for tax purposes.

NOTE 9 - STOCK COMPENSATION PLANS
---------------------------------

As of December 31, 2001, the Corporation has two fixed option, stock-based compensation plans, which are described below. The Corporation applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans except that compensation costs of $40,757 in 2001, $1,488 in 2000 and $18,900 in 1999 were charged against income for the Director's plan. Had compensation cost for the Corporation's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

                                                                 2001                2000            1999
                                                            --------------      --------------   --------------
Net income                                     As reported      $2,557,609          $2,700,991      $2,232,641
                                               Pro forma        $2,467,821          $2,663,431      $2,158,413

Earnings per share                             As reported      $     1.57          $     1.67      $     1.43
                                               Pro forma        $     1.51          $     1.65      $     1.39

Earnings per share, assuming dilution          As reported      $     1.46          $     1.55      $     1.29
                                               Pro forma        $     1.41          $     1.53      $     1.25

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

                                      FS18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: dividend yield of 4.5% for 2001, 4% for 2000 and 3% for 1999; expected volatility of 13% for 2001, 11.4% for 2000 and 16% for 1999; risk-free interest rate of 5.54% for 2001, 6.60% for 2000 and 6.03% for 1999 and expected lives of 5 years for 2001 and 8 years for 2000 and 1999.

A summary of the status of the Corporation's fixed stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years ending on those dates is presented below:

                                              2001                      2000                      1999
                                    -------------------------  -------------------------  -------------------------
                                                  Weighted-                  Weighted-                  Weighted-
                                                   Average                    Average                    Average
Fixed Options                        Shares    Exercise Price   Shares    Exercise Price    Shares   Exercise Price
-------------                       --------   --------------  --------   --------------   --------  --------------
Outstanding at beginning of year    295,920       $  9.63       338,600      $  8.96       326,080      $  8.42
Granted                              21,000         14.03        14,200        15.25        28,820        14.91
Exercised                           (17,800)         6.90       (56,880)        7.09       (12,320)        7.40
Forfeited                            (1,000)        15.25                                   (3,980)       21.02
                                    -------                     -------                    -------
Outstanding at end of year          298,120         10.09       295,920         9.63       338,600         8.96
                                    =======                     =======                    =======

Options exercisable at year-end     189,900                     164,860                    195,000
Weighted-average fair value of
   options granted during the year    $3.01                       $2.54                      $4.42

The following table summarizes information about fixed stock options outstanding as of December 31, 2001:

                                   Options Outstanding                         Options Exercisable
                 -------------------------------------------------------   ---------------------------------
                     Number         Weighted-Average                          Number
    Range of       Outstanding          Remaining       Weighted-Average    Exercisable     Weighted-Average
Exercise Prices  as of 12/31/01     Contractual Life     Exercise Price    as of 12/31/01    Exercise Price
---------------  --------------     ----------------    ----------------   --------------   ----------------
      $5.95          40,860             1.5 Years          $  5.95              35,580          $  5.95
   7.00 - 7.65      105,800             3.4                   7.49              75,080             7.45
   8.18 - 9.00       29,260             4.5                   8.70              16,080             8.68
      10.15          29,000             5.0                  10.15              13,600            10.15
  14.03 - 14.07      40,020             8.7                  14.05              26,820            14.05
      15.25          13,200             8.1                  15.25               2,640            15.25
  16.47 - 16.55      39,980             6.5                  16.49              20,100            16.50
                    -------                                                    -------
                    298,120             4.8                  10.09             189,900             9.46
                    =======                                                    =======

NOTE 10 - EMPLOYEE BENEFITS OTHER THAN POSTRETIREMENT, MEDICAL AND LIFE
-----------------------------------------------------------------------
INSURANCE BENEFITS
------------------

Defined benefit pension plan

On December 20, 2001 the Company amended its defined benefit pension plan effective January 1, 1997. The amendment changed the plan to be a "safe harbor plan" and provide benefits equal to 1.45% of final average pay per year of service plus .65% of final average pay in excess of covered compensation per year of service, not to exceed 30 years of service. The amendment created a prior service cost of $937,543 that will be amortized over the average remaining working lifetime of the participants beginning in 2002. The Company has filed with the IRS an application to approve the amendment. The plan covers substantially all full time employees who meet certain eligibility requirements. Prior to the amendment the benefits paid were based on 2 1/2% of the final average salary for each of the first 20 years of service plus an additional 1% for each of the next 10 years of service less 1 2/3% of the member's social security benefit for each year of service (maximum 30 years).

                                      FS19

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                        2001              2000
                                                                     -----------       -----------
Change in projected benefit obligation:
   Benefit obligation at beginning of year                           $ 4,922,809       $ 4,376,532
   Service cost                                                          273,123           198,992
   Interest cost                                                         404,327           379,076
   Benefits paid                                                        (244,750)         (257,348)
   Liability loss                                                        433,775           225,557
   Plan amendments                                                       937,543
                                                                     -----------       -----------
       Benefit obligation at end of year                               6,726,827         4,922,809
                                                                     -----------       -----------

Change in plan assets:
   Plan assets at estimated fair value at beginning of year            5,949,550         6,341,420
   Actual return on plan assets                                         (105,803)         (134,522)
   Benefits paid                                                        (244,750)         (257,348)
                                                                     -----------       -----------
       Fair value of plan assets at end of year                        5,598,997         5,949,550
                                                                     -----------       -----------

Funded status                                                         (1,127,830)        1,026,741
Unrecognized net gain                                                   (121,848)       (1,205,957)
Unrecognized prior service cost                                          962,663            27,632
Unamortized net asset existing at date of adoption of SFAS No. 87        (43,272)          (69,819)
                                                                     -----------       -----------
       Accrued benefit cost included in other liabilities            $  (330,287)      $  (221,403)
                                                                     ===========       ===========

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4.5% for 2001, 8.0% and 4.5% for 2000 and 8.0% and 4.5%
for 1999, respectively. The weighted-average expected long-term rate of return on assets was 9.0% for 2001, 2000 and 1999.

Components of net periodic (benefit) cost:

                                                  2001             2000              1999
                                                ---------        ---------         ---------
Service cost                                    $ 273,123        $ 198,992         $ 286,734
Interest cost on benefit obligation               404,327          379,076           344,138
Expected return on assets                        (524,500)        (581,234)         (521,836)
Amortization of prior service cost                  2,512            2,512             2,512
Recognized net actuarial cost                     (26,547)         (26,547)          (26,547)
Amortization of net gain from earlier periods     (20,031)         (73,249)          (15,372)
                                                ---------        ---------         ---------
       Net periodic (benefit) cost              $ 108,884        $(100,450)        $  69,629
                                                =========        =========         =========

The amounts and types of securities of the Corporation and related parties included in plan assets as of December 31, 2001 and 2000 consists of shares of Beverly National Corporation stock.

Supplemental Retirement Plan

On December 24, 1996 the Corporation adopted a Supplemental Retirement Plan for two executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Corporation's retirement plan for employees. The amount charged to expense for these benefits was $115,631 in 2001, $171,360 in 2000 and $193,319 in 1999.

                                      FS20

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                                2001             2000
                                                                            ------------      -----------
Changes in projected benefit obligation:
   Benefit obligation at beginning of year                                  $    823,195      $  631,250
   Service cost                                                                  117,599         113,758
   Interest cost                                                                  75,264          59,601
   Actuarial loss                                                                157,948          18,586
                                                                            ------------      ----------
           Benefit obligation at end of year                                   1,174,006         823,195
   Plan assets                                                                         0               0
                                                                            ------------      ----------
   Funded status                                                              (1,174,006)       (823,195)
   Unrecognized net (gain) loss                                                  102,193         (55,755)
                                                                            ------------      ----------
     Accrued pension cost included in other liabilities                     $ (1,071,813)     $ (878,950)
                                                                            ============      ==========

On November 6, 2001, the Board of Directors of the Corporation approved a resolution to increase the benefit under the plan to one of the participants. The above table reflects an increase in the Corporation's liability as a result of the resolution.

Components of net periodic cost:
   Service cost                                      $    117,599         $  113,758
   Interest cost                                           75,264             59,601
                                                     ------------         ----------
     Net periodic pension cost                       $    192,863         $  173,359
                                                     ============         ==========

Certain assets of the Corporation, consisting of U.S. Government obligations, corporate bonds, equity instruments and life insurance policies, are in a Rabbi Trust which is used to assist in the administration of the plan but which are subject to the claims of creditors in the case of insolvency amounted to $889,218 and $822,653 at December 31, 2001 and 2000, respectively. Such assets did not include any securities of the Corporation. See Note 3.

The supplemental retirement agreements under the plan provide that the officers do not have any right, title or interest in or to any specified assets of the Corporation, or any trust or escrow arrangement. In connection with the agreements, the Corporation established two trust agreements. The trustee of the trusts is another bank.

The discount rate and estimated pay increases used in determining the projected benefit obligation were 7.5% and 0.0% for 2001, 8.00% and 5.00% for 2000 and 8.00% and 5.00% for 1999, respectively.

Defined contribution profit sharing plan

The Corporation has a defined contribution profit sharing plan. Contributions by the Corporation were $17,956 in 2001, $16,728 in 2000 and $10,000 in 1999.

401(k) plan

The Corporation contributed $106,722, $94,933 and $70,861 to a 401(k) plan in 2001, 2000 and 1999, respectively.

In November of 2001 the Company voted to provide a new Defined Contribution Plan to its employees to be created by merging the Defined Contribution Profit Sharing Plan into the 401(k) Plan.

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

                                      FS21

The Corporation makes annual contributions to the ESOP in amounts determined by the board of directors, subject to a limitation based on earnings and capital of the Corporation. Such contributions are first made to permit required payments of amounts due under any acquisition loans. Dividends received by the ESOP on shares of the Corporation owned by the ESOP are used to repay any acquisition loans or are credited to the accounts of allocated shares. The ESOP may borrow money to purchase shares of the Corporation. The shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Any debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. ESOP compensation expense totalled $169,000 in 2001, $190,000 in 2000 and $140,454 in 1999.

The ESOP shares were as follows as of December 31:

                                                   2001           2000
                                                  -------        -------
Allocated shares                                  117,444        108,672
                                                  -------        -------
Total ESOP shares                                 117,444        108,672
                                                  =======        =======

A loan payable by the ESOP, with repayment guaranteed by the Corporation, was paid in full in 1999 and all ESOP shares pledged as collateral for the loan were released from collateral. As they were released, the Corporation reported the compensation expense equal to the current market price of the shares and the shares became outstanding for earnings-per-share computations. Related dividends are recorded as a reduction of retained earnings.

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

                                      FS22

The following tables set forth information about the plan as of December 31 and the years then ended:

                                                                     2001          2000
                                                                   ---------    ---------
Change in accumulated postretirement benefit obligation:
   Benefit obligation at beginning of year                         $ 644,116    $ 664,173
   Service cost                                                        1,321        1,338
   Interest cost                                                      49,830       50,370
   Actuarial (gain) loss                                              30,356       (5,705)
   Benefits paid                                                     (65,997)     (66,060)
                                                                   ---------    ---------
       Benefit obligation at end of year                             659,626      644,116
                                                                   ---------    ---------

       Fair value of plan assets at end of year                            0            0
                                                                   ---------    ---------

Funded status                                                       (659,626)    (644,116)
Unrecognized net gain                                                (85,408)    (118,220)
Unrecognized transition obligation                                   473,400      516,300
                                                                   ---------    ---------
       Accrued benefit cost included in other liabilities          $(271,634)   $(246,036)
                                                                   =========    =========

The discount rate used in determining the APBO as of December 31, 2001, 2000 and 1999 was 8.0%, 8.0% and 8.0%, respectively. The assumed healthcare cost trend rate used in measuring the APBO was frozen at 7% in 1997 and each year thereafter.

Components of net periodic cost:

                                          2001         2000         1999
                                         -------      -------      -------
Service cost                             $ 1,321      $ 1,338      $ 1,650
Interest cost on benefit obligation       49,830       50,370       43,554
Amortization of prior service cost        42,900       42,900       42,900
Recognized net actuarial cost             (2,456)      (2,953)      (3,280)
                                         -------      -------      -------
     Net periodic cost                   $91,595      $91,655      $84,824
                                         =======      =======      =======

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1-Percentage-      1-Percentage-
                                                           Point Increase     Point Decrease
                                                           --------------     --------------
Effect on total of service and interest cost components           $   950            $   844
Effect on postretirement benefit obligation                       $13,193            $11,873

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Corporation is obligated under various lease agreements covering branch offices and equipment. These agreements are considered to be operating leases. The terms expire between 2002 and 2029. Options to renew for additional terms are included under the branch office lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2001:

       2002                                        $  232,042
       2003                                           234,737
       2004                                           237,737
       2005                                           203,611
       2006                                           177,440
       Years thereafter                             1,506,600
                                                   ----------
         Total minimum lease payments              $2,592,167
                                                   ==========

                                      FS23

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $229,719 for 2001, $196,904 for 2000 and $188,693 for 1999.

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

The estimated fair values of the Corporation's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                               2001                               2000
                                               ------------------------------------ ---------------------------------
                                                   Carrying             Fair            Carrying          Fair
                                                   Amount               Value           Amount            Value
                                               --------------     ----------------- --------------   ----------------
Financial assets:
    Cash and cash equivalents                  $  43,294,536         $43,294,536    $  28,902,733     $  28,902,733
    Available-for-sale securities                 75,916,103          75,916,103       37,934,262        37,934,262
    Held-to-maturity securities                    1,151,513           1,151,513       17,131,682        17,056,023
    Federal Home Loan Bank stock                     730,800             730,800          636,200           636,200
    Federal Reserve Bank stock                        97,500              97,500           97,500            97,500
    Loans, net                                   177,963,851         177,985,000      169,418,472       168,441,000
    Mortgages held-for-sale                        1,984,006           1,984,006          200,269           200,269
    Accrued interest receivable                    1,559,046           1,559,046        1,890,088         1,890,088

Financial liabilities:
    Deposits                                     284,017,818         285,015,000      238,874,861       238,962,000

                                      FS24

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

                                                                                          2001            2000
                                                                                     ------------     ------------
Commitments to originate loans                                                       $  2,889,000     $  2,765,000
Standby letters of credit                                                                 294,688          334,605
Unadvanced portions of loans:
    Consumer                                                                            2,281,001        2,159,765
    Home equity                                                                         8,760,009        6,208,617
    Commercial lines of credit                                                         11,325,941       11,040,065
    Commercial construction                                                               147,705          574,722
    Residential construction                                                            1,651,091        3,069,352
                                                                                     ------------     ------------
                                                                                     $ 27,349,435     $ 26,152,126
                                                                                     ============     ============

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

NOTE 15 - REGULATORY MATTERS
----------------------------

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. As of December 31, 2001 the Bank could declare dividends up to $4,216,206, without the approval of the Comptroller of the Currency.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                      FS25

The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                             For Capital          Prompt Corrective
                                                       Actual            Adequacy Purposes:       Action Provisions:
                                                  -----------------     -------------------       ------------------
                                                  Amount      Ratio     Amount        Ratio       Amount       Ratio
                                                  ------      -----     ------        -----       ------       -----
                                                                     (Dollar amounts in thousands)
As of December 31, 2001:
     Total Capital (to Risk Weighted Assets):
         Consolidated                            $25,384      14.36%    $14,136        *8.0%          N/A
         Beverly National Bank                    22,656      12.97      13,975        *8.0       $17,468      *10.0%

     Tier 1 Capital (to Risk Weighted Assets):
         Consolidated                             23,388      13.24       7,068        *4.0           N/A
         Beverly National Bank                    20,660      11.83       6,987        *4.0        10,481       *6.0

     Tier 1 Capital (to Average Assets):
         Consolidated                             23,388       8.59      10,892        *4.0           N/A
         Beverly National Bank                    20,660       7.10      11,642        *4.0        14,552       *5.0

As of December 31, 2000:
     Total Capital (to Risk Weighted Assets):
         Consolidated                             24,587      15.19      12,950        *8.0           N/A
         Beverly National Bank                    21,240      13.33      12,750        *8.0        15,938      *10.0

     Tier 1 Capital (to Risk Weighted Assets):
         Consolidated                             22,674      14.01       6,475        *4.0           N/A
         Beverly National Bank                    19,327      12.13       6,375        *4.0         9,563       *6.0

     Tier 1 Capital (to Average Assets):
         Consolidated                             22,674       9.41       9,639        *4.0           N/A
         Beverly National Bank                    19,327       7.71      10,025        *4.0        12,531       *5.0

NOTE 16 - EARNINGS PER SHARE (EPS)
----------------------------------

In the earnings-per-share computations, the average number of shares outstanding does not include 8,573 shares for 1999 which were the average number of shares not committed to be released under the Bank's ESOP plan for those years.

* means more than or equal to

                                      FS26

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                                         Income             Shares        Per-Share
                                                                       (Numerator)      (Denominator)       Amount
                                                                       -----------      -------------     ---------
Year ended December 31, 2001
   Basic EPS
     Net income and income available to common stockholders              $2,557,609        1,632,467         $1.57
     Effect of dilutive securities, options                                                  117,906
                                                                         ----------       ----------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                                       $2,557,609        1,750,373         $1.46
                                                                         ==========        =========

Year ended December 31, 2000
   Basic EPS
     Net income and income available to common stockholders              $2,700,991        1,616,157         $1.67
     Effect of dilutive securities, options                                                  124,884
                                                                         ----------       ----------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                                       $2,700,991        1,741,041         $1.55
                                                                         ==========        =========

Year ended December 31, 1999
   Basic EPS
     Net income and income available to common stockholders              $2,232,641        1,557,764         $1.43
     Effect of dilutive securities, options                                                  169,990
                                                                         ----------       ----------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                                       $2,232,641        1,727,754         $1.29
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

                                      FS27

                          BEVERLY NATIONAL CORPORATION
                          ----------------------------
                              (Parent Company Only)

                                 BALANCE SHEETS
                                 --------------

                           December 31, 2001 and 2000
                           --------------------------

ASSETS                                                                                   2001             2000
------                                                                                -----------     -------------
Cash                                                                                  $    21,705       $       710
Investment in Beverly National Bank                                                    20,828,921        19,375,676
Investment in Cabot Street Realty Trust                                                   552,598           525,496
Investment in available-for-sale securities                                               516,882         1,085,018
Loans                                                                                      85,000            35,000
Premises and equipment                                                                    499,120           515,891
Accounts receivable from subsidiaries                                                     911,000         1,047,000
Interest receivable                                                                         2,922            29,877
Prepaid and deferred taxes                                                                162,016           124,564
                                                                                      -----------       -----------
           Total assets                                                               $23,580,164       $22,739,232
                                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accrued audit expense                                                                 $    18,600       $     4,000
                                                                                      -----------       -----------
           Total liabilities                                                               18,600             4,000
                                                                                      -----------       -----------
Stockholders' equity:
   Preferred stock, $2.50 par value per share; 300,000 shares authorized;
     issued and outstanding none
   Common stock, par value $2.50 per share; authorized 2,500,000 shares; issued
     1,696,698 shares as of December 31, 2001 and 1,678,898 shares as of
     December 31, 2000; outstanding, 1,599,574 shares as of
     December 31, 2001 and 1,632,774 shares as of December 31, 2000                     4,241,745         4,197,245
   Paid-in capital                                                                      3,079,528         2,929,381
   Retained earnings                                                                   17,295,046        15,982,441
   Treasury stock, at cost (97,124 shares as of December 31, 2001 and
     46,124 shares as of December 31, 2000)                                            (1,228,737)         (427,467)
   Accumulated other comprehensive income                                                 173,982            53,632
                                                                                      -----------       -----------
           Total stockholders' equity                                                  23,561,564        22,735,232
                                                                                      -----------       -----------
           Total liabilities and stockholders' equity                                 $23,580,164       $22,739,232
                                                                                      ===========       ===========

                                      FS28

                          BEVERLY NATIONAL CORPORATION
                          ----------------------------
                              (Parent Company Only)

                              STATEMENTS OF INCOME
                              --------------------

                  Years Ended December 31, 2001, 2000 and 1999
                  --------------------------------------------

                                                                         2001             2000             1999
                                                                     -----------      -----------      ------------
Interest and dividend income:
   Interest on taxable investment securities                         $    40,901      $    61,099      $     16,398
   Dividends on marketable equity securities                               5,230            4,707             3,661
   Interest on loans and receivables from subsidiaries                    74,803           80,286            78,354
   Dividends from Beverly National Bank                                1,243,316        1,060,702           892,660
                                                                     -----------      -----------      ------------
           Total interest and dividend income                          1,364,250        1,206,794           991,073
                                                                     -----------      -----------      ------------
Other income:
   Rental income                                                          36,000           36,000            36,000
                                                                     -----------      -----------      ------------
           Total other income                                             36,000           36,000            36,000
                                                                     -----------      -----------      ------------
Expenses:
   Occupancy expense                                                      16,771           16,742            16,741
   Equipment expense                                                                                            100
   Professional fees                                                      48,343           44,579            30,656
   Other expense                                                         132,064           61,300            61,961
                                                                     -----------      -----------      ------------
           Total expenses                                                197,178          122,621           109,458
                                                                     -----------      -----------      ------------
Income before income tax expense (benefit) and equity in
   undistributed net income (loss) of subsidiaries                     1,203,072        1,120,173           917,615
Income tax expense (benefit)                                               5,403           (2,703)           (9,695)
                                                                     -----------      -----------      ------------
Income before equity in undistributed net income (loss) of
   subsidiaries                                                        1,197,669        1,122,876           927,310
                                                                     -----------      -----------      ------------
Equity in undistributed net income (loss) of subsidiaries:
   Beverly National Bank                                               1,332,838        1,572,167         1,311,201
   Cabot Street Realty Trust                                              27,102            5,948            (5,870)
                                                                     -----------      -----------      ------------
           Total equity in undistributed net income of
              subsidiaries                                             1,359,940        1,578,115         1,305,331
                                                                     -----------      -----------      ------------
           Net income                                                $ 2,557,609      $ 2,700,991      $  2,232,641
                                                                     ===========      ===========      ============

                                      FS29

                          BEVERLY NATIONAL CORPORATION
                          ----------------------------
                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                  Years Ended December 31, 2001, 2000 and 1999
                  --------------------------------------------

                                                                        2001             2000              1999
                                                                     -----------      -----------       -----------
Cash flows from operating activities:
   Net income                                                        $ 2,557,609      $ 2,700,991       $ 2,232,641
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Undistributed net income of subsidiaries                       (1,359,940)      (1,578,115)       (1,305,331)
       Increase in accrued expenses                                       14,600              860
       Depreciation expense                                               16,771           16,742            16,741
       Increase (decrease) in taxes payable                                                (7,602)            1,412
       Compensation expense relating to grants of common
         stock at prices less then market value                           40,757            1,488
       Change in prepaid and deferred taxes                               (1,183)             612             8,900
       Accretion of securities                                           (19,300)          (1,508)
       (Increase) decrease in interest receivable                         26,955          (28,032)              445
       (Increase) decrease in prepaid expenses                                                925              (925)
                                                                     -----------      -----------       -----------

   Net cash provided by operating activities                           1,276,269        1,106,361           953,883
                                                                     -----------      -----------       -----------

Cash flows from investing activities:
   Purchases of available-for-sale securities                           (875,000)      (1,127,768)         (394,931)
   Proceeds from maturities of available-for-sale securities             600,000
   Proceeds from sales of available-for-sale securities                  857,170          577,884           550,458
   Net increase in loans                                                 (50,000)
   (Increase) decrease in due from subsidiaries                          136,000           88,858          (307,501)
                                                                     -----------      -----------       -----------

   Net cash provided by (used in) investing activities                   668,170         (461,026)         (151,974)
                                                                     -----------      -----------       -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                               122,830          403,147           110,009
   Purchases of treasury stock                                          (801,270)
   Dividends paid                                                     (1,245,004)      (1,068,202)         (892,674)
                                                                     -----------      -----------       -----------

   Net cash used in financing activities                              (1,923,444)        (665,055)         (782,665)
                                                                     -----------      -----------       -----------

Net increase (decrease) in cash and cash equivalents                      20,995          (19,720)           19,244
Cash and cash equivalents at beginning of year                               710           20,430             1,186
                                                                     -----------      -----------       -----------
Cash and cash equivalents at end of year                             $    21,705      $       710       $    20,430
                                                                     ===========      ===========       ===========

Supplemental disclosure:
   Income taxes paid (received)                                      $     6,586      $     4,287       $   (20,007)


The Parent Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999, and therefore are not reprinted here.

                                      FS30

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE

                                    PART III
                                    --------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth each of the Directors and Executive Officers of the Corporation and of the Bank. Except as follows, all Directors and Executive Officers of the Corporation have served as such since 1996. Mr. Luscinski has been a Director since 1999. Mr. Rich, Mrs. Rosser and Mr. Germano have been corporate officers since 1999. Each Executive Officer holds office until the first Directors' meeting following the annual meeting of stockholders and thereafter until his or her successor is elected and qualified. Each Director of the Corporation is also a Director of the Bank.

                                                         Expiration      Business
                                                         Date for        Experience
                                                         Term of         During Past
Name                        Age     Position             Office          Five Years
------------------          ---     --------             ------          ----------
Richard H. Booth            67      Director             2004            Retired Stockbroker

Neiland J. Douglas, Jr.     66      Director             2005            President, Morgan
                                                                         and Douglas (Real
                                                                         Estate Services)

John N. Fisher              61      Director             2003            President, Fisher &
                                                                         George Electrical
                                                                         Co., Inc.

Paul J. Germano             43      Vice Pres.                           Vice Pres.
                                    & Clerk of                           & Clerk of
                                    Corporation;                         Corporation
                                    Sr. Vice President,                  Vice President,
                                    Clerk &                              Clerk &
                                    Cashier of Bank                      Cashier of Bank

Mark B. Glovsky             54      Director             2005            Attorney, Partner,
                                                                         Glovsky & Glovsky
                                                                         Attorneys at Law

John L. Good, III           58      Director             2004            Vice President,
                                                                         Community Relations
                                                                         & Development,
                                                                         Northeast Health
                                                                         Systems, Inc.

Alice B. Griffin            64      Director             2003            Consultant

Robert W. Luscinski         60      Director             2003            Certified Public
                                                                         Accountant

James E. Rich, Jr.          50      Vice Pres.                           Vice President of
                                    Corporation                          of Corporation;
                                    Sr. Vice Pres.                       Sr. Vice President
                                    & Sr. Trust                          & Sr. Trust Officer
                                    Officer of Bank                      of Bank

Deborah A. Rosser           46      Vice Pres. of                        Vice President of
                                    Corporation                          Corporation
                                    Sr. Vice Pres. &                     Vice President &
                                    Sr. Loan Officer                     Sr. Loan Officer
                                    of Bank                              of Bank

Peter E. Simonsen           51      Treasurer of                         Treasurer of
                                    Corporation;                         Corporation;
                                    Sr. Vice President                   Sr. Vice President
                                    and Chief                            and Chief
                                    Financial                            Financial
                                    Officer of Bank                      Officer of Bank

Clark R. Smith              63      Director             2004            Attorney, family
                                                                         foundation

Lawrence M. Smith           60      President &          2005            President & CEO,
                                    Chief                                Beverly
                                    Executive                            National
                                    Officer of                           Corporation and
                                    Corporation                          Beverly
                                    and Bank,                            National Bank,
                                    Director                             Director

James D. Wiltshire          70      Director             2003            Consultant

No Director holds a directorship in any corporation (other than Beverly National Corporation) with a class of securities registered pursuant to Section 12, of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d), of such Act or any corporation registered as an investment company under the Investment Company Act of 1940.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain information regarding the compensation paid to Executive Officers for services rendered in such capacities to the Corporation and the Bank during the fiscal year ended December 31, 2001, 2000, and 1999, respectively. No other Executive Officer of the Corporation or the Bank received cash compensation in excess of $100,000.

                                                                                      LONG TERM COMPENSATION
                                ----------------------------------------------------------------------------

                                ----------------------------------------------------- ------------------------- --------------------
                                              ANNUAL COMPENSATION                         AWARDS                  PAYOUTS
                                ----------------------------------------------------- ------------------------- --------------------

                                                                                                                          All Other
                                                                                         Restricted                          Com-
                                                                         Other Annual       Stock      Options/   LTIP    pensation
    Name and Principal Postion                                           Compensation     Award (s)      SARs    Payouts  (2)(3)($)
                                      Year   Salary ($)   Bonus ($)         ($) (1)          ($)       (#) (4)     ($)
Lawrence M. Smith                     2001   214,500      68,506         6,514                         15,000             161,870
President of the Corporation          2000   200,500      55,285         4,448                              0             179,087
And President, Chief                  1999   192,000      51,125         4,934                         12,420             161,156
Executive Officer of the Bank

Peter E. Simonsen                     2001   107,900      24,100           264                              0               9,595
Treasurer of the Corporation          2000   102,600      21,670           182                              0               4,362
And Senior Vice President and         1999    98,500      21,470           209                          1,000               8,943
Chief Financial Officer of the
Bank

James E. Rich, Jr.                    2001   113,000      25,500           113                              0              10,099
Senior Vice President and             2000   107,500      22,700           104                              0               4,598
Senior Trust Officer of the           1999   103,300      22,550           263                          1,000               9,445
Bank

Deborah A. Rosser                     2001   102,150      23,000            94                              0               9,100
Senior Vice President and             2000    97,100      20,500            75                              0               4,180
Senior Loan Officer                   1999    93,208      19,210            87                          1,400               8,454


Paul J. Germano                       2001    98,250      22,200            58                              0               8,771
Vice President and                    2000    93,300      19,250            52                              0               4,032
Clerk of the Corporation and          1999    87,500      17,400            64                          1,000               7,972
Senior Vice President and
Cashier of the Bank

     (1) Included in other annual compensation is an automobile allowance for Lawrence M. Smith and Excess Group Life Insurance for Lawrence M. Smith, Peter E. Simonsen, James E. Rich, Deborah A. Rosser and Paul J. Germano.

     (2) Included in all other compensation is profit sharing, ESOP, life insurance for Lawrence M. Smith, Peter E. Simonsen, James E. Rich, Deborah A. Rosser and Paul J.Germano; SERP for Lawrence M. Smith, and key man insurance for Lawrence M. Smith.

     (3) Information concerning allocations under the Corporation's Employee Stock Ownership Plan and Profit Sharing for 2001 are unavailable, at date of filing.

     (4) In 2001, there were 15,000 options granted by the Board of Directors in connection with Mr. Smith's anticipated retirement as President and Chief Executive Officer of the Bank and Corporation.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------

The table below sets forth information regarding stock options that were exercised, if any, during the last fiscal year, and unexercised stock options held:

                                                                        Number of Securities
                                                                       Underlying Unexercised      Value of Unexercised
                                                                            Options/SARs               In-The-Money
                                         Shares                            At FY-/End (#)              Options/SARs
                                       Acquired on       Value            Exercisable (E)/           Exercisable (E)/
   Name and Principal Postion         Exercise (#)    Realized ($)      Unexcercisable (U)          Unexercisable (U)
   Lawrence M. Smith                          0          $     0              67,980(E)(1)             $446,108(E)
   President of the Corporation                                                    0(U)                       0(U)
   And President, Chief
   Executive Officer of the Bank

   Peter E. Simonsen                      2,000          $20,000               4,600(E)(2)             $ 29,259(E)
   Treasurer of the Corporation                                                5,100(U)                $ 26,651(U)
   And Senior Vice President and
   Chief Financial Officer of the
   Bank

   James E. Rich, Jr.                       500          $ 5,000              12,030(E)(3)             $103,559(E)
   Senior Vice President and                                                   4,470(U)                $ 20,351(U)
   Senior Trust Officer of the
   Bank

   Deborah A. Rosser                          0          $     0               2,220(E)(4)             $  8,727(E)
   Senior Vice President and                                                   5,180(U)                $ 21,627(U)
   Senior Loan Officer

   Paul J. Germano                        4,300          $43,000               7,410(E)(5)             $ 54,359(E)
   Vice President and Clerk                                                    5,290(U)                $ 26,551(U)
   of the Corporation and Senior Vice
   President and Cashier of the Bank

(1) As of December 31, 2001, the market value of Beverly National Corporation common stock was $17.00 per share. As the option exercise price for the options previously granted to Mr. Smith equals 12,000 shares @ $5.65 per share, 24,000 shares @ $7.65 per share, 1,980 shares @ $8.62 per share, 2,850 shares @ $16.47 per share, 5,400 shares @ $16.55 per share, 15,000 shares @ $14.03 and 7,020 shares @ $14.07 per share which amounts to less than the December 31, 2000 market value of $15.50, the options were "in-the-money" on December 31, 2001. 55,980 options are "in-the-money" because the fair value of the underlying securities exceeds the exercise price of the option. On January 22, 2002, Mr. Smith exercised 12,000 options @ $5.65 and 10,500 options @ $7.65 per share.

(2) The option exercise price for the options granted to Mr. Simonsen in 1993 was 1,500 shares @ $7.00 per share, in 1997 4,000 shares @ $10.15 per share, in 1998 2,000 shares @ $16.47 per share, and in 1999 1,000 shares @ $16.55 per share. 4,600 options were exercisable and "in-the-money", another 3,900 options were "in-the-money", but unexercisable on December 31, 2001.

(3) The option exercise price for the options granted to Mr. Rich in 1993 was 9,500 shares @ $7.00 per share, in 1997 4,000 shares @ $10.15 per share, in 1998 2,000 shares @ $16.47 per share, and in 1999 1,000 shares @ $16.55 per share. 12,030 options were exercisable and "in-the-money", another 4,470 options were "in-the-money", but unexercisable on December 31, 2001. On January 18, 2002, Mr. Rich exercised 8,430 options @ $7.00 per share.

(4) The option exercise price for the options granted to Mrs. Rosser in 1997 was 4,200 shares @ $10.15 per share, in 1998 1,800 shares @ $16.47 per share, and in 1999 1,400 shares @ $16.55 per share. 2,200 options were "in-the-money" and exercisable, another 5,200 options were "in-the-money", but unexercisable on December 31, 2001. On March 4, 2002, Mrs. Rosser exercised 600 options @ $10.15 per share.

(5) The option exercise price for the options granted to Mr. Germano in 1993 was 3,200 shares @ $7.00 per share, in 1996 2,500 shares @ $9.00 per share, in 1997 4,000 shares @ $10.15 per share, in 1998 2,000 shares @ $16.47 per share and in 1999 1,000 shares @ $16.55 per share. 7,410 options were "in-the-money" and exercisable, another 5,290 options were "in-the-money" and unexercisable on December 31, 2001.

Option/SAR Grants in Last Fiscal Year
-------------------------------------

With the exception of the individuals set forth in the table below, no other executive officer of the Corporation was granted options to purchase shares of common stock. All shares purchased upon the exercise of any option must be paid in full at the time of the purchase

                                          Number of
                                          Securities       Percent of
                                          Underlying     Total Options/
                                          Option/SARs   SARs Granted to     Exercise or
                                            Granted         Employees       Base Price      Expiration Date
      Name and Principal Postion            (#) (1)     in Fiscal Year       ($/Sh)
Lawrence M. Smith                            15,000           100%           $14.03         Option expires on the 5/th/
President and Chief Executive                                                               Anniversary of Mr. Smith's
Officer of the Corporation                                                                  Retirement.
and President, Chief
Executive Officer of the Bank

Peter E. Simonsen                             None
Treasurer of the Corporation
And Senior Vice President and
Chief Financial Officer of the
Bank

James E. Rich, Jr.                            None
Senior Vice President and
Senior Trust Officer of the
Bank

Deborah A. Rosser                             None
Senior Vice President and Senior Loan
Officer

Paul J. Germano                               None
Vice President and Clerk of the
Corporation and Senior Vice President
and Cashier of the Bank

(1) In 2001, there were 15,000 options granted by the Board of Directors in connection with Mr. Smith's anticipated retirement as President and Chief Executive Officer of the Bank and Corporation.

Directors
---------

The Corporation pays no cash compensation to its Directors for their services as a Director. As a Director of the Bank, Directors are paid a quarterly fee of $2,500.00. In addition, for each semimonthly meeting attended, a Director receives $300.00. Any Director serving on a subcommittee is compensated at the rate of $100.00 per hour for committee meetings.

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

On November 6, 2001, the Board of Directors approved the following changes to Mr. Smith's Employment Agreement: the Corporation agreed to purchase 45,000 shares of the Corporation's stock from Mr. Smith at the fair market value at the time of such purchase (22,500 shares of which were purchased in December 2001 and the balance of which will be purchased prior to June 30, 2002); the Corporation agreed to pay Mr. Smith a lump sum bonus which shall result in Mr. Smith being paid, after all standard deductions are taken from such bonus, an amount equal to his gross wages for the year 2001; and the Corporation agreed to sell to Mr. Smith for $1.00 the automobile presently provided for his use. On February 6, 2002, the Corporation and Mr. Smith amended his Employment Agreement to reflect these changes.

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

Supplemental Executive Retirement Plans
---------------------------------------

In January 2002, the Corporation entered into a Supplemental Executive Retirement Plan Agreement ("SERP") with Lawrence M. Smith. The purpose of the SERP is to provide Mr. Smith with increased retirement benefits. On November 6, 2001, the Board of Directors approved an increase to Mr. Smith's SERP so that his annual retirement benefit (including payments under the Corporation's pension plan, 1994 Supplemental Executive Retirement Plan and social security) will equal 75% of his compensation for the year 2001. On February 6, 2002, the Corporation and Mr. Smith amended and restated Mr. Smith's SERP to reflect these changes.

Change in Control Agreement - Simonsen
--------------------------------------

The Corporation entered into a Change in Control Agreement (the "Change in Control Agreement") with Mr. Simonsen in February 2000, which provides that in the event of a change in control of the Corporation, if Mr. Simonsen's employment is terminated other than for cause as defined in the Change in Control Agreement, disability or retirement, that within two (2) years after the change in control then he shall be entitled to a lump sum amount from the Corporation approximately equal to the product of the Average Sum of annual compensation, for the five preceding years multiplied by two.

Change in Control Agreement - Rich
----------------------------------

The Corporation entered into a Change in Control Agreement (the "Change in Control Agreement") with Mr. Rich in February 2000, which provides that in the event of a change in control of the Corporation, if Mr. Rich's employment is terminated other than for cause as defined in the Change in Control Agreement, disability or retirement, that within two (2) years after the change in control then he shall be entitled to a lump sum amount from the Corporation approximately equal to the product of the Average Sum of annual compensation, for the five preceding years multiplied by two.

Change in Control Agreement - Rosser
------------------------------------

The Corporation entered into a Change in Control Agreement (the "Change in Control Agreement") with Mrs. Rosser in February 2000, which provides that in the event of a change in control of the Corporation, if Mrs. Rosser's employment is terminated other than for cause as defined in the Change in Control Agreement, disability or retirement, that within two (2) years after the change in control then she shall be entitled to a lump sum amount from the Corporation approximately equal to the product of the Average Sum of annual compensation, for the five preceding years multiplied by two.

Change in Control Agreement - Germano
-------------------------------------

The Corporation entered into a Change in Control Agreement (the "Change in Control Agreement") with Mr. Germano in February 2000, which provides that in the event of a change in control of the Corporation, if Mr. Germano's employment is terminated other than for cause as defined in the Change in Control Agreement, disability or retirement, that within two (2) years after the change in control then he shall be entitled to a lump sum amount from the Corporation approximately equal to the product of the Average Sum of annual compensation, for the five preceding years multiplied by two.

Employment Agreement - Simonsen
-------------------------------

The Corporation entered into an Employment Agreement with Peter E. Simonsen in February 2000 (the "Simonsen Employment Agreement"). The Simonsen Employment Agreement provides for Mr. Simonsen's employment as Treasurer of the Corporation and Senior Vice President and Chief Financial Officer of the Bank. In connection with his employment, the Corporation will pay Mr. Simonsen an annual base salary, which annual salary shall be adjusted upward from time to time at the sole discretion of the Bank. Pursuant to the Simonsen Employment Agreement, the Corporation has agreed to provide Mr. Simonsen fringe benefits consistent with those provided to Senior Officers of the Corporation and Bank.

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

Employment Agreement - Rich
---------------------------

The Corporation entered into an Employment Agreement with James E. Rich, Jr. in February 2000 (the "Rich Employment Agreement"). The Rich Employment Agreement provides for Mr. Rich's employment as Vice President of the Corporation and Senior Vice President and Senior Trust Officer of the Bank. In connection with his employment the Corporation, will pay Mr. Rich an annual base salary, which annual salary shall be adjusted upward from time to time at the sole discretion of the Bank. Pursuant to the Rich Employment Agreement, the Corporation has agreed to provide Mr. Rich fringe benefits consistent with those provided to Senior Officers of the Corporation and Bank.

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

Rosser's employment as Vice President of the Corporation and Vice President and Senior Loan Officer of the Bank. In connection with her employment, the Corporation will pay Mrs. Rosser an annual base salary, which annual salary shall be adjusted upward from time to time at the sole discretion of the Bank. Pursuant to the Rosser Employment Agreement, the Corporation has agreed to provide Mrs. Rosser fringe benefits consistent with those provided to Senior Officers of the Corporation and Bank.

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

Employment Agreement - Germano
------------------------------

The Corporation entered into an Employment Agreement with Paul J. Germano in February 2000 (the "Germano Employment Agreement"). The Germano Employment Agreement provides for Mr. Germano's employment as Vice President and Clerk of the Corporation and Vice President and Cashier of the Bank. In connection with his employment, the Corporation will pay Mr. Germano an annual base salary, which annual salary shall be adjusted upward from time to time at the sole discretion of the Bank. Pursuant to the Germano Employment Agreement, the Corporation has agreed to provide Mr. Germano fringe benefits consistent with those provided to Senior Officers of the Corporation and Bank.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and related notes set forth information regarding stock owned by each of the Directors of the Corporation and Bank and by all officers and Directors of the Corporation and Bank as a group at March 15, 2002. The percentage is based upon 1,648,702 shares of common stock outstanding.

                                    Number of Shares                Percent of
                                       Beneficially                Outstanding
     Name of Owner (9)                 Owned (1)(2)                   Shares
     -------------                 --------------------           -------------

   Richard H. Booth                    15,800 (3,4)                    .96%

   Neiland J. Douglas, Jr.             23,552 (3,5)                   1.41%

   John N. Fisher                      21,630 (3,6)                   1.31%

   Mark B. Glovsky                      5,100 (3)                      .31%

   John L. Good, III                   20,492 (3)                     1.24%

   Alice B. Griffin                    14,724 (3)                      .89%

   Robert W. Luscinski                  1,800                           11%

   Clark R. Smith                      10,586 (3)                      .64%

   Lawrence M. Smith                   79,103 (3,7)                   4.67%

   James D. Wiltshire                  20,100 (3)                     1.21%

   All Directors and officers
    as a group (14 persons)           256,927 (8)                    14.49%

(1) Based upon information provided to the Corporation by the indicated persons. The number of shares which each individual has the option to purchase has been added to the number of shares actually outstanding for the purpose of calculating the percentage of such person's ownership.

(2) Under regulations of the Securities and Exchange Commission, a person is treated as the beneficial owner of a security if the person, directly or indirectly (through contract, arrangement, understanding, relationship or otherwise) has or shares (a) voting power, including the power to vote or to direct the voting, of such security, or (b) investment power with respect to such security, including the power to dispose or direct the disposition of such security. A person is also deemed to have beneficial ownership of any security that such person has the right to acquire within 60 days. Unless indicated in another footnote to this tabulation, a person has sole voting and investment power with respect to the shares set forth opposite his or her name. The table does not reflect the 12,500 shares held in the Beverly National Bank Retirement Plan or the 117,444 shares held by the Corporation's Employee Stock Ownership Plan, as to which Messrs. Smith, Good and Douglas serve as trustees.

(3) Includes stock options to purchase shares which were exercisable as of March 15, 2002, or within 60 days thereafter, as listed: Richard H. Booth, 5,400, Neiland J. Douglas, Jr., 19,360, John N. Fisher, 450, Mark B. Glovsky, 4,600, John L. Good, III, 6,900, Alice B. Griffin, 2,800, Clark R. Smith, 4,600, Lawrence M. Smith, 45,480 James D. Wiltshire, 8,200, Officers (as a group), 17,330.

(4)  Includes 130 shares owned jointly by Mr. Booth and Mr. Booth's spouse.

(5)  Includes 118 shares owned by Mr. Douglas' spouse.

(6)  Includes 3,038 shares owned jointly by Mr. Fisher and Mr. Fisher's spouse.

(7) Includes 3,170 shares owned jointly by Mr. Smith and Mr. Smith's spouse; and 1,446 shares owned by Mr. Smith's spouse.

(8) Includes stock options owned by all Directors and Officers as a group to purchase 116,820 shares which were exercisable, as of March 2, 2001 or within 60 days thereafter.

(9) The individuals listed can be contacted through the Corporation (Beverly National Corporation, 240 Cabot Street, Beverly, MA 01915).

The following table and related notes set forth certain information as of March 15, 2002 with respect to all persons known to the Corporation to be the beneficial owner of more than 5% of the Corporation's outstanding common stock:

                                        Number of Shares
                                          Directly and            Percentage of
 Name and Address                         Beneficially             Outstanding
     of Owner                                Owned                  Shares (1)
-------------------                  --------------------        ---------------

Paul Robsham,
Joyce Robsham
Joint Tenants                               118,000                   7.16%
P.O. Box 5183
Cochituate, MA 01778

Beverly National Corporation                117,444                   7.12%
Employee Stock Ownership Plan
240 Cabot Street
Beverly, MA 01915

Harold C. Booth                              92,436 (2)               5.61%
P.O. Box 729
Center Harbor, NH 03226

John Sheldon Clark                           90,750 (3)               5.50%
430 Park Avenue
Suite 1800
New York, NY 10022

(1) The percentages above are based on 1,648,702 shares of common stock outstanding as of March 15, 2002.

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

As of December 31, 2001 and 2000 respectively, the Bank had outstanding $436,947 and $520,729 in loans to Directors, Executive Officers, members of their family and their associates, which represents 1.85% and 2.29% of capital. Federal banking laws and regulations limit the aggregate amount of indebtedness which banks may extend to bank insiders. Pursuant to such laws, the Bank may extend credit to Executive Officers, Directors, Principal Shareholders or any related interest of such persons, if the extension of credit to such person is in the amount that, when aggregated with the amount of all outstanding extensions of credit to such individuals, does not exceed the Bank's unimpaired capital and unimpaired surplus. As of December 31, 2001, the aggregate amount of extensions of credit to insiders was well below this limit.

The Bank and the Corporation from time to time does business with Directors of the Bank and Corporation. In 2001 the Bank did business with Fisher and George Electrical Contractor, of which Director Fisher is the sole proprietor. The work was related to developing a new branch site and general electrical work in the amount of $52,929.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BEVERLY NATIONAL CORPORATION

Date:   3/26/02                 By: /s/ Lawrence M. Smith
      ------------                 ----------------------
                                        President & CEO and
                                        Director, Principal Executive Officer

Date:   3/26/02                 By: /s/ Peter E. Simonsen
      ------------                 ----------------------
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


    Date                                Name and Capacity
    ----                                -----------------

  3/26/02                                /s/ Lawrence M. Smith
 ---------                              ----------------------
                                        Lawrence M. Smith,
                                        President & CEO &
                                        Director, Principal Executive Officer

  3/26/02                                /s/ Richard H. Booth
 ---------                              ---------------------
                                        Richard H. Booth - Director

  3/26/02                                /s/ Neiland J. Douglas
 ---------                              -----------------------
                                        Neiland J. Douglas, Jr. - Director

  3/26/02                                /s/ John N. Fisher
 ---------                              -------------------
                                        John N. Fisher - Director

  3/26/02                                /s/ Mark B. Glovsky
 ---------                              --------------------
                                        Mark B. Glovsky -Director

  3/26/02                                /s/  John L. Good, III
 ---------                              -----------------------
                                        John L. Good, III - Director

  3/26/02                                /s/ Alice B. Griffin
 ---------                            ---------------------
                                        Alice B. Griffin - Director

  3/26/02                                /s/ Robert W. Luscinski
 ---------                              ------------------------
                                        Robert B. Luscinski - Director

  3/26/02                                      /s/ Clark R. Smith
 ---------                                    -------------------
                                              Clark R. Smith - Director


  3/26/02                                      /s/ James D. Wiltshire
 ---------                                    ------------------------
                                              James D. Wiltshire -  Director

                ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)                               EXHIBIT INDEX

 3.1  Articles of Organization of Corporation, as Amended. ....................................  (1)

 3.2  By-Laws of Corporation, as Amended. .....................................................  (2)

10.1  Indenture dated as of January 21, 1976 between Benjamin Brown and Virgil C. Brink,
      Trustees of Y & M Trust, and Beverly National Bank. .....................................  (3)

10.2  1987 Incentive Stock Option Plan for Key Employees ......................................  (4)

10.3  1987 Directors' Plan, as amended. .......................................................  (5)

10.4  Employment Agreement dated May 31, 1991 between Beverly National Corporation and Lawrence M. Smith, as amended on February 6, 2002 ...................................  Page 52

10.5  Severance Agreement dated July 8, 1987 between Beverly National Corporation and
      Lawrence M. Smith. ......................................................................  (3)

10.5  Beverly National Corporation Plan for Severance Compensation After Hostile
      Takeover. ...............................................................................   (3)

10.7  Employment Agreement between Beverly National Corporation and Julia L. Robichau dated December 24, 1996 .................................................................  (6)

10.8  Change in Control Agreement between Beverly National Corporation and Julie L.
      Robichau dated December 24, 1996 ........................................................  (7)

10.9  Consulting Agreement between Beverly National Corporation and Julia L. Robichau dated December 24, 1996 .................................................................  (8)

10.10 Supplemental Executive Retirement Agreement between Beverly National Corporation and Lawrence M. Smith dated December 24, 1996, as amended on February 6, 2002............  Page 54

10.11 Supplemental Executive Retirement Agreement between Julia L. Robichau dated
      December 24, 1996. ......................................................................  (9)

10.12 1996 Incentive Stock Option Plan for Key Employees. .....................................  (10)

10.13 1998 Incentive Stock Option Plan for Key Employees. .....................................  (11)

10.14 1998 Directors Plan .....................................................................  (12)

10.15 Lawrence M. Smith Contract Extension ....................................................  (13)

10.16 Julia L. Robichau Amendment to Consulting Agreement .....................................  (14)

10.17 Julia L. Robichau Amendment to Supplemental Executive Retirement

      Agreement ......................................................................        (15)

10.18 First Amendment to Change and Control Agreement between Beverly
      National Corporation and Lawrence M. Smith .....................................        (16)

10.19 First Amendment to Split Dollar Agreement between Beverly National
      Corporation and Lawrence M. Smith ..............................................        (17)

10.20 Change in Control Agreement between Beverly National Corporation
      and Peter E. Simonsen dated February 23, 2000 ..................................        (18)

10.21 Employment Agreement between Beverly National Corporation and
      Peter E. Simonsen dated February 23, 2000 ......................................        (19)

10.22 Change in Control Agreement between Beverly National Corporation
      and James E. Rich, Jr. dated February 23, 2000 .................................        (20)

10.23 Employment Agreement between Beverly National Corporation and
      James E. Rich, Jr. dated February 23, 2000 .....................................        (21)

10.24 Change in Control Agreement between Beverly National Corporation
      and Deborah A. Rosser dated February 23, 2000 ..................................        (22)

10.25 Employment Agreement between Beverly National Corporation and
      Deborah A. Rosser dated February 23, 2000 ......................................        (23)

10.26 Change in Control Agreement between Beverly National Corporation
      and Paul J. Germano dated February 23, 2000 ....................................        (24)

10.27 Employment Agreement between Beverly National Corporation and
      Paul J. Germano dated February 23, 2000 ........................................        (25)

21.   Subsidiaries of Corporation. ...................................................        Page 65

23.   Consent of Shatswell, MacLeod & Company, P.C. ..................................        Page 66

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

     (5) Incorporated herein by reference to Exhibit 4(b) to the Corporation's Registration Statement on Form S-8 (No. 33-347) filed on January 22, 1996.

     (6) Incorporated herein by reference to Exhibit 10.8 to the Annual Report 10-KSB for December 31, 1996.

     (7) Incorporated herein by reference to Exhibit 10.9 to the Annual Report Form 10-KSB for December 31, 1996.

     (8) Incorporated herein by reference to Exhibit 10.10 to the Annual Report Form 10-KSB for December 31, 1996.

     (9) Incorporated herein by reference to Exhibit 10.12 to the Annual Report Form 10-KSB for December 31, 1996.

     (10) Incorporated herein by reference to Exhibit 10.13 to the Annual Report Form 10-KSB for December 31, 1996.

     (11) Incorporated herein by reference to Exhibit 10.14 to the Annual Report Form 10-KSB for December 31, 1998.

     (12) Incorporated herein by reference to Exhibit 10.15 to the Annual Report Form 10-KSB for December 31, 1998.

     (13) Incorporated herein by reference to Exhibit 10.16 to the Annual Report Form 10-KSB for December 31, 1998.

     (14) Incorporated herein by reference to Exhibit 10.17 to the Annual Report Form 10-KSB for December 31, 1998.

     (15) Incorporated herein by reference to Exhibit 10.18 to the Annual Report Form 10-KSB for December 31, 1999.

     (16) Incorporated herein by reference to Exhibit 10.19 to the Annual Report Form 10-KSB for December 31, 1999.

     (17) Incorporated herein by reference to Exhibit 10.20 to the Annual Report Form 10-KSB for December 31, 1999.

     (18) Incorporated herein by reference to Exhibit 10.21 to the Annual Report Form 10-KSB for December 31, 1999.

     (19) Incorporated herein by reference to Exhibit 10.22 to the Annual Report Form 10-KSB for December 31, 1999.

     (20) Incorporated herein by reference to Exhibit 10.23 to the Annual Report Form 10-KSB for December 31, 1999.

     (21) Incorporated herein by reference to Exhibit 10.24 to the Annual Report Form 10-KSB for December 31, 1999.

     (22) Incorporated herein by reference to Exhibit 10.25 to the Annual Report Form 10-KSB for December 31, 1999.

     (23) Incorporated herein by reference to Exhibit 10.26 to the Annual Report Form 10-KSB for December 31, 1999.

     (24) Incorporated herein by reference to Exhibit 10.27 to the Annual Report Form 10-KSB for December 31, 1999.

                            SUPPLEMENTAL INFORMATION
                            ------------------------

Copies of the Notice of Annual Meeting of Shareholders, Proxy Statement and Proxy for Annual Meeting of Shareholders for the Registrant's 2002 Annual Meeting of Shareholders, which was held on March 27, 2002, are furnished herein. Such material is not deemed to be filed with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act, unless specifically incorporated by reference in their reports.