Form 10QSB
period 2002-03-31
BEVERLY NATIONAL CORP
filed 2002-05-13
CIK 742275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended       March 31, 2002
                               --------------------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_______________

Commission file number   33-22224-B
                       --------------

                          Beverly National Corporation
                 -----------------------------------------------
           (Name of small business issuer as specified in its charter)

      Massachusetts                              04-2832201
----------------------------------------     --------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

240 Cabot Street  Beverly, Massachusetts            01915
----------------------------------------     --------------------
(Address of principal executive offices)          (Zip Code)

  Issuer's telephone number, including area code   (978) 922-2100
                                                  ----------------

Check whether the issuer (l) filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act during the past l2 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No _______
                               -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2002. 1,656,202 shares
                           ------------------

Transitional small business disclosure format        Yes
                                                     No    X
                                                         -----

                          BEVERLY NATIONAL CORPORATION

                                      INDEX

PART I.     FINANCIAL INFORMATION                                           PAGE

Item 1.

      Condensed Financial Statements

      Consolidated Balance Sheets at
      March 31, 2002(Unaudited)and December 31, 2001 ...................       3

      Consolidated Statements of Income for the Three
      Months Ended March 31, 2002 and 2001 (Unaudited) .................       5

      Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 2002 and 2001 (Unaudited) ...........       7

      Notes to Consolidated Financial Statements (Unaudited) ...........       8

Item 2.

      Management's Discussion and Analysis or Plan of Operations .......      10

PART II.    OTHER INFORMATION

Item 1.
      Legal Proceedings ................................................      17

Item 2.
      Changes in Securities and Use of Proceeds ........................      17

Item 3.
      Defaults Upon Senior Securities ..................................      17

Item 4.
      Submission of Matters to a Vote of Security Holders ..............      17

Item 5.
      Other Information ................................................      17

Item 6.
      Exhibits and Reports on Form 8-K .................................      17

      Signatures .......................................................      16

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 31,             December 31,
                                                                      2002                   2001
                                                               -------------------   ---------------------
                                                                  (Unaudited)
                                     ASSETS
Cash and due from banks                                        $       15,339,818    $         19,157,680
Interest bearing demand deposits with other banks                         145,428                 136,856
Federal funds sold                                                     21,900,000              24,000,000
                                                               -------------------   ---------------------
     Cash and cash equivalents                                         37,385,246              43,294,536

Investments in available-for-sale securities (at fair value)           68,918,127              75,916,103
Investments in held-to-maturity securities                              1,151,462               1,151,513
Federal Reserve Bank stock, at cost                                        97,500                  97,500
Federal Home Loan Bank stock, at cost                                     744,800                 730,800

Loans:
  Commercial                                                           33,884,298              29,725,011
  Real estate - construction and land development                       4,205,542               4,993,466
  Real estate - residential                                            71,636,410              72,577,156
  Real estate - commercial                                             57,845,189              54,496,797
  Consumer                                                              7,961,450               8,570,970
  Municipal                                                             5,604,723               8,735,509
  Other                                                                 1,114,890                 408,398
  Allowance for loan losses                                            (2,055,602)             (1,996,376)
  Deferred loan costs, net                                                565,536                 452,920
                                                               -------------------   ---------------------
     Net loans                                                        180,762,436             177,963,851

Mortgages held for sale                                                 2,098,279               1,984,006
Premises and equipment, net                                             4,761,343               4,876,282
Accrued interest receivable                                             1,911,384               1,559,046
Other assets                                                            3,062,654               2,755,121
                                                               -------------------   ---------------------

     Total assets                                              $      300,893,231    $        310,328,758
                                                               ===================   =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                                  $       52,070,797    $       63,525,176
  Interest bearing
   Regular savings                                                             62,755,337            60,783,944
   NOW accounts                                                                54,358,673            58,128,734
   Money market accounts                                                       38,697,673            34,419,292
   Time deposits                                                               66,456,995            67,160,672
                                                                       -------------------   -------------------
     Total deposits                                                           274,339,475           284,017,818

Other liabilities                                                               2,617,091             2,749,376
                                                                       -------------------   -------------------

     Total liabilities                                                        276,956,566           286,767,194
                                                                       -------------------   -------------------

Stockholders' equity:

Preferred stock, $2.50 par value per share;
   300,000 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share;
   2,500,000 shares authorized; issued 1,745,826 as of March
   31, 2002 and 1,696,698 as of December 31, 2001; outstanding
   1,648,702 shares as of March 31, 2002 and
   1,599,574 shares as of December 31, 2001.                                    4,364,565             4,241,745
Paid-in Capital                                                                 3,296,727             3,079,528
Retained earnings                                                              17,498,528            17,295,046
Treasury stock, at cost (97,124 shares as of March 31, 2002
   and December 31, 2001)                                                      (1,228,737)           (1,228,737)
Accumulated other comprehensive income                                              5,582               173,982
                                                                       -------------------   -------------------

     Total stockholders' equity                                                23,936,665            23,561,564
                                                                       -------------------   -------------------

     Total liabilities and stockholders' equity                        $      300,893,231    $      310,328,758
                                                                       ===================   ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        2002                    2001
                                                                   ------------------      --------------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                                       $        3,459,996      $    3,689,280
  Interest and dividends on investment securities:
    Taxable                                                                   932,272             867,365
    Tax-exempt                                                                  7,473               8,852
    Dividends on marketable equity securities                                   1,307               1,308
  Other interest                                                               36,891             109,768
                                                                   ------------------      --------------

     Total interest and dividend income                                     4,437,939           4,676,573
                                                                   ------------------      --------------

INTEREST EXPENSE:
  Interest on deposits                                                      1,282,157           1,518,829
  Interest on borrowings                                                            0              12,977
                                                                   ------------------      --------------

     Total interest expense                                                 1,282,157           1,531,806
                                                                   ------------------      --------------

Net interest and dividend income                                            3,155,782           3,144,767

Provision for loan losses                                                      66,000                   0
                                                                   ------------------      --------------

Net interest and dividend income after provision for loan losses            3,089,782           3,144,767
                                                                   ------------------      --------------

NONINTEREST INCOME:
  Income from fiduciary activities                  414,949            402,691
  Service charges on deposit accounts               109,407            106,285
  Other deposit fees                                 75,625             62,722
  Mortgage servicing income/(loss)                   36,000            (14,842)
  Other income                                      191,597            125,377
                                            ----------------   ----------------

     Total noninterest income                       827,578            682,233
                                            ----------------   ----------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                  1,791,898          1,494,603
  Occupancy expense                                 297,398            288,365
  Equipment expense                                 164,962            137,033
  Contributions                                      28,274             29,895
  Data processing fees                              151,302            123,527
  Marketing and public relations                    100,077             98,498
  Stationery and supplies                            56,615             50,178
  Professional fees                                 111,090             60,375
  Other expense                                     414,801            423,611
                                            ----------------   ----------------

     Total noninterest expense                    3,116,417          2,706,085
                                            ----------------   ----------------

     Income before income taxes                     800,943          1,120,915

Income taxes                                        268,285            426,007
                                            ----------------   ----------------

     Net Income                             $       532,658    $       694,908
                                            ================   ================

Earnings per share:

Basic shares outstanding                          1,637,207          1,633,202
                                            ================   ================

Diluted shares outstanding                        1,733,470          1,749,011
                                            ================   ================

Net income per share-Basic                  $          0.33    $          0.43
Net income per share-Diluted                $          0.31    $          0.40
Dividends per share                         $          0.20    $          0.18


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

Reconciliation of net income to net cash provided by operating activities:

                                                                                 2002                  2001
                                                                          -------------------   -------------------
 Net income                                                               $          532,658    $          694,908
                                                                          -------------------   -------------------

 Depreciation expense                                                                187,826               157,981
  Provision (benefit) for Mortgages held-for-sale                                    (12,794)                4,437
 Amortization expense of investment securities                                        36,663                    51
 Accretion income of investment securities                                           (33,764)             (146,425)
 Provision for loan losses                                                            66,000                     0
 Increase in taxes payable                                                           182,265                 2,897
 (Increase) decrease in interest receivable                                         (352,338)              249,860
 Increase (decrease) in interest payable                                             (25,288)                  840
 Increase  (decrease) in accrued expenses                                           (159,634)             (343,190)
 (Increase) decrease in mortgages held for sale                                     (245,479)           (1,379,427)
 (Increase) decrease in mortgages servicing rights                                   (36,000)               14,842
  Increase (decrease) in loan participation servicing liability                            0                (3,181)
 Change in deferred loan costs,net                                                  (110,675)              (25,238)
 Gain on sales of assets,net                                                             304                     0
  (Increase) decrease in other assets                                                (63,612)              146,263
  Increase (decrease) in other liabilities                                          (129,628)              (20,098)
 (Increase) decrease in prepaid expenses                                             (91,235)              227,788
                                                                          -------------------   -------------------

Total adjustments                                                                   (787,389)           (1,112,600)

                                                                          -------------------   -------------------
Net cash provided by operating activities                                          ($254,731)            ($417,692)
                                                                          ===================   ===================

 Cash flows from investing activities:
  Proceeds from maturities of investment securities held-to-maturity                       0            12,000,001
  Proceeds from maturities of investment securities available-for-sale            12,068,000            16,800,631
  Proceeds from sales of investment securities available-for-sale                      5,000                     0
  Purchases of investment securities available-for-sale                           (5,362,957)          (19,600,269)
  Purchase of Federal Home Loan Bank stock                                           (14,000)              (94,600)
  Net increase in loans                                                           (2,579,037)           (2,673,738)
  Capital expenditures                                                               (72,887)             (166,427)
  Recoveries of previously charged off loans                                           1,000                 3,046
  Proceeds from sales of assets                                                       33,822                     0
                                                                          -------------------   -------------------

  Net cash (used in) investing activities                                          4,078,941             6,268,644
                                                                          -------------------   -------------------

Cash flows from financing activities:
  Net increase in demand deposits, NOW,
      money market & savings accounts                                             (8,974,666)           (1,185,716)
  Net increase (decrease) in time deposits                                          (703,677)              230,576
  Issued common stock                                                                340,019                 4,800
  Dividends paid                                                                    (395,176)             (293,971)
                                                                          -------------------   -------------------

  Net cash provided by financing activities                                       (9,733,500)           (1,244,311)
                                                                          -------------------   -------------------

  Net change in cash and cash equivalents                                         (5,909,290)            4,606,641
  Cash & cash equivalents beginning of year                                       43,294,536            28,902,733
                                                                          -------------------   -------------------

  Cash & cash equivalents at March 31:                                           $37,385,246           $33,509,374
                                                                          ===================   ===================

  Mortgages held for sale transferred to loans                            $          144,000    $           49,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BEVERLY NATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (Unaudited)

1.   BASIS OF PRESENTATION

      The interim condensed consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments which are necessary to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 2002.

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

4.   IMPACT OF NEW ACCOUNTING STANDARDS

      In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133, as amended by SFAS 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133 did not have a material effect on the corporation's consolidated financial statements.

      FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on the Corporations financial position or results of operations.

      Statement of Financial Accounting Standards No. 141 improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. There was no impact on the consolidated financial statements upon adoption of this statement.

      Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. There was no impact on the consolidated financial statements upon adoption of this statement.

                         PART I - FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction
------------

The following discussion includes Beverly National Corporation (the "Corporation") and its subsidiaries, Beverly National Bank (the "Bank"), Cabot Street Realty Trust (the "CSRT") and the Bank's wholly owned subsidiaries, Beverly Community Development Corporation (the "CDC") and Hannah Insurance Agency (the "Hannah"). The purpose of Hannah is to market life insurance and long term care products and operations to date have been minor. Hannah began operations in September 2001. The purpose of the CDC is to promote lending in Beverly's low and moderate-income census tracks.

Summary
-------

Net interest income increased $11,015 and non-interest income increased $145,345 during the first quarter of 2002, as compared with the first quarter of 2001. However, the $410,332 increase in non-interest expense more than eclipsed such increases. As a result, the Corporation's net income for the three months ended March 31, 2002, was $532,658, as compared to the Corporation's net income of $694,908 for the three month period ended March 31, 2001. This is a decrease of $162,250 or 23.4%. Primary earnings per share totaled $.33 for the three months ended March 31, 2002, as compared to primary earnings per share of $.43 for the three months ended March 31, 2001. On a fully diluted basis, earnings per share for the first three months of 2002 amounted to $.31 as compared with $.40 for the same period in 2001. The Corporation declared and paid a quarterly dividend, in January 2002, totaling $.20 per share as compared with $.18 per share during the same period in 2001.

During the first three months of 2002, the Corporation's total assets decreased $9,435,527 or 3.0% and amounted to $300,893,231 at March 31, 2002. The reduction of assets was reflected in decreases in Federal Funds Sold of $2,100,000 or 8.8% and available-for-sale securities available of $6,997,976 or 9.2%. The loan portfolio and mortgages held for sale increased for the three months was as follows: net loans grew $2,798,585 or 1.6% and mortgages held for sale increased $114,273 or 5.76%. Loan growth was due to an increase in commercial loan and commercial real estate mortgage lending. Approximately $5.2 million in residential mortgages were sold in the secondary market, during the first three months of 2002. Deposits decreased $9,678,343 or 3.4% during the first three months of 2002. As a result, total deposits decreased from $284,017,818 at December 31, 2001 to $274,339,475 at March 31, 2002. Non-interest bearing deposits declined from $63,525,176 at December 31, 2001 to $52,070,797 at March 31, 2002.

                        THREE MONTHS ENDED MARCH 31, 2002
                AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net Interest Income
-------------------

Net interest and dividend income for the three months ended March 31, 2002, totaled $3,155,782 as compared to $3,144,767 for the time period in 2001. This increase was $11,015 or 0.4%. Total interest and dividend income equaled $4,437,939 for the three months ended March 31, 2002 as compared to $4,676,573 for the same time period in 2001, a decrease of $238,634 or 5.1%. Loan income for the three months ended March 31, 2002, totaled $3,459,996 as compared to $3,689,280 for the same time period in 2001. This decrease of $229,284 or 6.2% reflects the re-pricing of the portfolio in a lower rate environment. Interest and Dividends on Taxable Securities for the three months ended March 31, 2002 totaled $932,272 as compared to $867,365 for the same period in 2001. This increase of $64,907 or 7.5% is attributable to a high volume of investments. The interest and dividends on tax exempt securities decreased $1,379 or 15.6% during the first quarter of 2002 as compared with the same quarter of 2001, due to lower balances invested. The other interest earned including Federal funds sold decreased $72,877 or 66.4% for the three months ended March 31, 2002 when compared to the same time period in 2001 due to higher balances invested in a lower rate environment.

Deposit interest expense equaled $1,282,157 for the three months ended March 31, 2002, as compared to $1,518,829 for the same period in 2001. This decrease of $236,672 or 15.6% reflects the current strategy of managing the cost of funds of the Bank, in a lower rate environment. The Bank generally pays competitive rates for its deposit base in the local market.

Interest on borrowings totaled $-0- for the three months ended March 31, 2002 as compared to $12,977 for the same time period in 2001. The 2001 expense was attributed to short term overnight advances from the FHLB.

Provisions for Loan Losses
--------------------------

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the three months ended March 31, 2002 was $66,000, no provisions were made for the same period in 2001. The growth of the loan portfolio, softening of the economy and management's assessment of the potential for continued weakness in the economy and the potential erosion of collateral values were the primary factors which warranted the provision despite the current sound quality of the Bank's portfolio. (See "Allowance for Loan Losses").

Non-interest Income
-------------------

Non-interest income totaled $827,578 for the three months ended March 31, 2002 as compared to $682,233 for three months ended March 31, 2001. This is an increase of $145,345 or 21.3%. Income from fiduciary activities totaled $414,949 for the three months ended March 31, 2002 as compared to $402,691 for the three months ended March 31, 2001. This increase of $12,258 or 3.0% can be attributed to increased recurring trust business. Service charges on deposit accounts totaled $109,407 for the three months ended March 31, 2002, as compared to $106,285 for the same time period in 2001. This increase of $3,122 or 2.3% is due to increased service charges for electronic banking and higher number of accounts serviced. Other deposit fees increased $12,903 or 20.6% for the three months ended March 31, 2002 as compared to the same time period in 2001. Other income for the three-month period ended March 31, 2002 totaled $191,597 as compared to $125,377 for the three-month period ended March 31, 2002, an increase of $66,220 or 52.8%. The mortgage servicing income increased $50,842 for the three months ended March 31, 2002 as compared to March 31, 2001.

Non-interest Expense
--------------------

Non-interest expense totaled $3,116,417 for the three months ended March 31, 2002, as compared to $2,706,085 for the same time period in 2001. This increase totaled $410,332 or 15.2%. This increase is primarily attributed to additional personnel, retirement costs, data processing costs and new delivery systems. Salaries and benefits totaled $1,791,898 for the three months ended March 31, 2002 and $1,494,603 for the same time period in 2001. This $297,295 or 19.9%
increase is due to additional personnel and retirement costs. While a portion of such increase is the result of increases in staff and increases in salary and benefits, approximately $233,276 reflects accruals associated with retirement costs primarily relating to the anticipated retirement of the President on or prior to June 30, 2003. In connection with such matters the Corporation expects to incur a severance of $492,203 and Supplemental Employee Retirement Plan and related expense of approximately $400,000. Accordingly, the Corporation accrued $107,473 and $125,803, respectively for such expense in the first quarter of 2002 and anticipates making comparable quarterly accruals throughout 2002. Occupancy expense totaled $297,398 for the three months ended March 31, 2002 as compared to $288,365 for the same period in 2001 which is a increase of $9,033 or 3.1%. The costs of equipment totaled $164,962 for the three months ended March 31, 2002 as compared to $137,033 for the same period in 2001. Increased depreciation of equipment and maintenance costs created this situation. Data processing fees totaled $151,302 for the three months ended March 31, 2002 as compared to $123,527 for the corresponding time in 2001. This increase of $27,775 or 22.5% is due to higher account volumes and additional data processing products. Professional fees increased $50,715 or 84.0% due to higher consulting and benefit consulting expenses. Stationery and supplies increased $6,437 for the three months ended March 31, 2002 as compared to the same time period in 2001. Contributions remained level for the three months ended March 31, 2002 as compared to the same time period in 2001. Marketing and public relations increased $1,579 or 1.6% for the three months ended March 31, 2002 as compared to the same time period in 2001. This is due to additional expenses related to the 200th anniversary celebration of the Corporation's main subsidiary Beverly National Bank. Other expenses totaled $414,801 for the three months ended March 31, 2002 as compared to $423,611 for the same period in 2001. This reflects a decrease of $8,810 or 2.1%.


Income Taxes
------------

The income tax provision for the three months ended March 31, 2002 totaled $268,285 in comparison to an income tax provision of $426,007 for the same time period in 2001. This reflects a decrease of taxable income.

Net Income
----------

Net income amounted to $532,658 for the three months ended March 31, 2002 as compared to net income of $694,908 for the same period in 2001, which is a decrease of $162,250 or 23.4%. The earnings decrease is primarily due to a weaker net interest margin and higher non-interest expense for the quarter 2002 as compared to the corresponding period in 2001.

Allowance for Loan Losses
-------------------------

The Bank formally determines the adequacy of the allowance for loan losses on a quarterly basis. This determination is based on assessment of credit quality or "risk rating" of loans. Loans are initially risk rated when originated. If there is a deterioration in the credit, the risk rating is adjusted accordingly.

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

March 31, 2002, the allowance for loan losses totaled $2,055,602 representing 373% of non-performing loans, which totaled $550,212 and represented 0.29% of total loans of $184,916,317. This compared to $1,996,376 representing 592% of non-performing loans which totaled $336,905 and represented 0.18% of total loans of $181,944,233 at December 31,2001. A total of $7,773 loans were charged off by the Bank during the first three months of 2002 as compared to $63,180 charged off during the corresponding period in 2001. A total of $1,000 was recovered of previously charged-off loans during the first three months ended March 31, 2002 compared to $3,046 recovered during the corresponding period of 2001. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. The $113,307 increase in non-performing loans at March 31, 2002, as compared with March 31, 2001, is not believed by management to be indicative if any material change in the credit quality of the loan portfolio. The overall level of non-performing loans remains low. Accordingly, while the overall quality of the loan portfolio remains strong, management will continue to monitor economic conditions and the performance of the portfolio in order to maintain an adequate allowance loan losses. Additionally, with expectations of the Bank to continue to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Capital Resources
-----------------

As of March 31, 2002, the Corporation had total capital in the amount of $23,936,665 as compared with $23,561,564 at December 31, 2001 which represents an increase of $375,101 or 1.6%. The Bank is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Bank's total assets. As of March 31, 2002, the Bank's Tier 1 capital amounted to 7.13% of total assets. At March 31, 2002, the Bank's ratio of risk-based capital to risk weighted assets amounted to 12.97%, which satisfies the applicable risk based capital requirements. As of December 31, 2001, the Bank's Tier 1 capital amounted to 7.10% of total assets and risk-based capital amounted to 12.97% of total risk based assets.

The Corporation is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the Corporation's total assets. As of March 31, 2002, the Corporation's Tier 1 capital amounted to 7.54% of total assets. At March 31, 2002, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 14.50%, which satisfies the applicable risk based capital requirements. As of December 31, 2001, the Corporation's Tier 1 capital amounted to 8.59% of total assets and risk-based capital amounted to 14.36% of total risk based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $876,523 or 1.2% at March 31, 2002 of the investment securities portfolio, and $1,104,817 at December 31, 2001, representing 1.4% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goals and general practices are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 10% of total earning assets. Changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently. The Corporation's current practices are consistent with these objectives.

Forward Looking Statements
--------------------------

This Form 10-QSB and future filings made by the Corporation with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Corporation and the Bank, and oral statements made by executive officers of the Corporation and the Bank, may include forward-looking statements relating to such matters as:

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

Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. Forth those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Act of 1995.

The Corporation notes that the variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may effect the operation, performance, development and results of the Corporation's and Bank's business include the following:

(a) the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates.

(b) changes in the legislative and regulatory environment that negatively impact the Corporation and Bank through increased operating expenses;

(c)  increased competition from other financial and non-financial institutions;

(d)  the impact of technological advances; and

(e) other risks detailed from time to time in the Corporation's filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on the Corporation's and the Bank's financial position and results of operation.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BEVERLY NATIONAL CORPORATION
                                                      (Registrant)



Date: May 13, 2002                           By: /s/ Lawrence M. Smith
                                               ----------------------
                                               Lawrence M. Smith
                                            President, Chief Executive Officer


Date: May 13, 2002                           By: /s/ Peter E. Simonsen
                                               ----------------------
                                               Peter E. Simonsen
                                            Treasurer, Principal Financial
                                            Officer

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

Item 3.    Defaults Upon Senior Securities                          None

Item 4.    Submission of Matters to a Vote of Security Holders      None

Item 5.    Other Information                                        None

Item 6.    Exhibits and Reports on Form 8-K

           a.                                                       None

           b. Reports on Form 8-K

                The Corporation filed Form 8-K on March 27, 2002, relating to the anticipated retirement of President Lawrence M. Smith.