Form 10QSB
period 2002-06-30
BEVERLY NATIONAL CORP
filed 2002-08-13
CIK 742275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended June 30, 2002

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_______________

Commission file number 33-22224-B

                          Beverly National Corporation
--------------------------------------------------------------------------------
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

                   Yes      X                No
                        ----------              -----------


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2002. 1,761,481 shares

Transitional small business disclosure format

                   Yes                       No      X
                        ----------              -----------

                          BEVERLY NATIONAL CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.

      Condensed Financial Statements

      Consolidated Balance Sheets at
      June 30, 2002(Unaudited) and December 31, 2001 .....................   3

      Consolidated Statements of Income for the Six and Three
      Months Ended June 30, 2002 and 2001 (Unaudited) ....................   4

      Consolidated Statements of Cash Flows for the
      Six Months Ended June 30, 2002 and 2001 (Unaudited) ................   5

      Notes to Consolidated Financial Statements (Unaudited) .............   7

Item 2.

      Management's Discussion and Analysis or Plan of Operations .........   9


PART II.  OTHER INFORMATION

Item 1.
      Legal Proceedings ..................................................  19

Item 2.
      Changes in Securities and Use of Proceeds ..........................  19

Item 3.
      Defaults Upon Senior Securities ....................................  19

Item 4.
      Submission of Matters to a Vote of Security Holders ................  19

Item 5.
      Other Information ..................................................  19

Item 6.
      Exhibits and Reports on Form 8-K ...................................  19

      Signatures .........................................................  20

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             June 30,          December 31,
                                                                               2002                2001
                                                                          -------------       -------------
                                                                           (Unaudited)
                                     ASSETS

Cash and due from banks                                                   $  23,122,395       $  19,157,680
Interest bearing demand deposits with other banks                               138,468             136,856
Federal funds sold                                                           25,000,000          24,000,000
                                                                          -------------       -------------
     Cash and cash equivalents                                               48,260,863          43,294,536

Investments in available-for-sale securities (at fair value)                 60,643,624          75,916,103
Investments in held-to-maturity securities                                    1,046,411           1,151,513
Federal Reserve Bank stock, at cost                                              97,500              97,500
Federal Home Loan Bank stock, at cost                                           744,800             730,800

Loans:
  Commercial                                                                 34,683,731          29,725,011
  Real estate - construction and land development                             3,512,342           4,993,466
  Real estate - residential                                                  83,717,625          72,577,156
  Real estate - commercial                                                   57,219,068          54,496,797
  Consumer                                                                    8,379,937           8,570,970
  Municipal                                                                   5,565,261           8,735,509
  Other                                                                         837,061             408,398
  Allowance for loan losses                                                  (2,022,677)         (1,996,376)
  Deferred loan costs, net                                                      625,091             452,920
                                                                          -------------       -------------
     Net loans                                                              192,517,439         177,963,851

Mortgages held for sale                                                         748,000           1,984,006
Premises and equipment, net                                                   4,641,746           4,876,282
Accrued interest receivable                                                   1,356,060           1,559,046
Other assets                                                                  2,977,420           2,755,121
                                                                          -------------       -------------

     Total assets                                                         $ 313,033,863       $ 310,328,758
                                                                          =============       =============


                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                                     $  57,889,724       $  63,525,176
  Interest bearing
   Regular savings                                                           61,890,238          60,783,944
   NOW accounts                                                              68,913,443          58,128,734
   Money market accounts                                                     37,424,974          34,419,292
   Time deposits                                                             59,613,532          67,160,672
                                                                          -------------       -------------
     Total deposits                                                         285,731,911         284,017,818

Other liabilities                                                             2,744,569           2,749,376
                                                                          -------------       -------------

     Total liabilities                                                      288,476,480         286,767,194
                                                                          -------------       -------------

Stockholders' equity:

Preferred stock, $2.50 par value per share;
   300,000 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share;
   2,500,000 shares authorized; issued 1,880,961 as of June
   30, 2002 and 1,781,533 as of December 31, 2001; outstanding
   1,778,981 shares as of June 30, 2002 and
   1,679,553 shares as of December 31, 2001                                   4,702,403           4,453,833
Paid-in Capital                                                               3,350,349           2,867,440
Retained earnings                                                            17,502,702          17,295,046
Treasury stock, at cost (101,980 shares as of June 30, 2002
   and December 31, 2001)                                                    (1,228,737)         (1,228,737)
Accumulated other comprehensive income                                          230,666             173,982
                                                                          -------------       -------------

     Total stockholders' equity                                              24,557,383          23,561,564
                                                                          -------------       -------------

     Total liabilities and stockholders' equity                           $ 313,033,863       $ 310,328,758
                                                                          =============       =============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       Six Months Ended June 30,        Three Months Ended June 30,
                                                                         2002             2001             2002             2001
                                                                      ----------      -----------       ----------      -----------
INTEREST INCOME:
  Interest and fees on loans                                          $6,848,153      $ 7,358,616       $3,388,157      $ 3,669,336
  Interest and dividends on investment securities:
    Taxable                                                            1,758,199        1,672,267          825,927          804,902
    Tax-exempt                                                            14,870           27,861            7,397           19,009
  Dividends on marketable equity securities                                3,407            3,205            2,100            1,897
  Other interest                                                         109,514          286,794           72,623          177,026
                                                                      ----------      -----------       ----------      -----------

     Total interest and dividend income                                8,734,143        9,348,743        4,296,204        4,672,170
                                                                      ----------      -----------       ----------      -----------

INTEREST EXPENSE:
  Interest on deposits                                                 2,436,471        3,090,959        1,154,314        1,572,130
  Interest on borrowings                                                       0           12,977                0                0
                                                                      ----------      -----------       ----------      -----------

     Total interest expense                                            2,436,471        3,103,936        1,154,314        1,572,130
                                                                      ----------      -----------       ----------      -----------

Net interest and dividend income                                       6,297,672        6,244,807        3,141,890        3,100,040

Provision for loan losses                                                145,890           45,000           79,890           45,000
                                                                      ----------      -----------       ----------      -----------

Net interest and dividend income after provision for loan losses       6,151,782        6,199,807        3,062,000        3,055,040
                                                                      ----------      -----------       ----------      -----------


NONINTEREST INCOME:
  Income from fiduciary activities                                       841,487          850,881          426,538          448,190
  Service charges on deposit accounts                                    241,226          227,562          131,819          121,277
  Other deposit fees                                                     157,807          135,040           82,182           72,318
  Mortgage servicing income (loss)                                        48,479          (20,910)          12,479           (6,068)
  Gain on sale of available-for-sale securities, net                      92,669                0           92,669                0
  Other income                                                           349,052          270,913          157,455          145,536
                                                                      ----------      -----------       ----------      -----------

     Total noninterest income                                          1,730,720        1,463,486          903,142          781,253
                                                                      ----------      -----------       ----------      -----------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                       3,822,033        3,008,327        2,030,135        1,513,724
  Occupancy expense                                                      517,502          593,417          220,104          305,052
  Equipment expense                                                      326,245          279,981          161,283          142,948
  Data processing fees                                                   307,689          264,427          156,387          140,900
  Professional fees                                                      267,826          179,872          156,736          118,931
  Stationary and supplies                                                104,402           96,557           47,787           46,379
  Contributions                                                           53,314           60,245           25,040           30,350
  Marketing and public relations                                         198,858          246,188           98,781          147,690
  Other expense                                                          811,976          780,636          397,175          357,591
                                                                      ----------      -----------       ----------      -----------

     Total noninterest expense                                         6,409,845        5,509,650        3,293,428        2,803,565
                                                                      ----------      -----------       ----------      -----------

      Income before income taxes                                       1,472,657        2,153,643          671,714        1,032,728

Income taxes                                                             517,785          810,432          249,500          384,425
                                                                      ----------      -----------       ----------      -----------

     Net Income                                                       $  954,872      $ 1,343,211       $  422,214      $   648,303
                                                                      ==========      ===========       ==========      ===========

Comprehensive Income                                                  $1,011,556      $ 1,128,259       $  647,298      $   208,497
                                                                      ==========      ===========       ==========      ===========

Earnings per share:

Basic shares outstanding                                               1,735,503        1,715,981        1,751,939        1,717,099
                                                                      ==========      ===========       ==========      ===========

Diluted shares outstanding                                             1,831,426        1,834,009        1,841,826        1,838,899
                                                                      ==========      ===========       ==========      ===========

Net income per share-Basic                                            $     0.55      $      0.78       $     0.24      $      0.38
Net income per share-Diluted                                          $     0.52      $      0.73       $     0.23      $      0.35
Dividends per share                                                   $     0.38      $      0.34       $     0.20      $      0.17
Special dividend per share                                            $     0.05      $      0.00       $     0.05      $      0.00

**Per share information reflects 5% stock dividend

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


Reconciliation of net income to net cash provided by (used in) operating activities:

                                                                         2002              2001
                                                                     -----------       -----------
 Net income                                                          $   954,872       $ 1,343,211
                                                                     -----------       -----------

 Depreciation expense                                                    378,536           335,092
 Provision (benefit) for Mortgages held-for-sale                         (17,514)           19,834
 Amortization expense of investment securities                            67,227            12,790
 Accretion income of investment securities                               (75,016)         (243,033)
 Provision for loan losses                                               145,890            45,000
 Increase (decrease) in taxes payable                                     58,900            (6,966)
 Decrease in interest receivable                                         202,986           346,707
 Increase (decrease) in interest payable                                (128,045)            3,242
 Increase (decrease) in accrued expenses                                 159,361          (216,902)
 (Increase) decrease in mortgages held-for-sale                        1,109,520        (3,946,737)
 (Increase) decrease in mortgage servicing rights                        (48,479)           20,910
 Decrease in loan participation servicing liability                       (2,254)           (3,112)
 Change in deferred loan costs, net                                      178,386           (69,340)
 (Increase) decrease in RABBI Trust trading securities                    (3,807)            9,978
 Gain on sales of assets, net                                               (304)                0
 Gain on sales of available-for-sale securities, net                     (92,669)                0
 Increase in other assets                                               (139,253)          (51,163)
 Decrease in other liabilities                                           (92,769)          (60,459)
 (Increase) decrease in prepaid expenses                                 (70,036)          177,964
                                                                     -----------       -----------

Total adjustments                                                      1,630,660        (3,626,195)
                                                                     -----------       -----------
Net cash provided by (used in) operating activities                  $ 2,585,532       ($2,282,984)
                                                                     -----------       -----------



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)
                                   (Continued)


 Cash flows from investing activities:
    Proceeds from maturities of investment securities held-to-maturity           105,000         16,110,000
    Proceeds from maturities of investment securities available-for-sale      29,000,000         37,683,014
    Proceeds from sales of investment securities available-for-sale            6,111,888                  0
    Purchases of investment securities held-to-maturity                                0         (1,000,000)
    Purchases of investment securities available-for-sale                    (19,642,889)       (51,331,588)
    Purchases of Federal Home Loan Bank stock                                    (14,000)           (94,600)
    Net increase in loans                                                    (14,964,187)          (835,560)
    Capital expenditures                                                        (144,000)          (269,961)
    Recoveries of previously charged off loans                                   230,627              8,551
                                                                            ------------       ------------

    Net cash provided by investing activities                                    682,439            269,856
                                                                            ------------       ------------

Cash flows from financing activities:

    Net increase in demand deposits, NOW,
       money market & savings accounts                                         9,261,233          3,238,400
    Net increase (decrease) in time deposits                                  (7,547,140)         2,719,643
    Issued common stock                                                          731,479             21,600
    Dividends paid                                                              (747,216)          (588,375)
                                                                            ------------       ------------

    Net cash provided by financing activities                                  1,698,356          5,391,268
                                                                            ------------       ------------

 Net increase in cash and cash equivalents                                     4,966,327          3,378,140
 Cash & cash equivalents beginning of year                                    43,294,536         28,902,733
                                                                            ------------       ------------

 Cash & cash equivalents at June 30:                                        $ 48,260,863       $ 32,280,873
                                                                            ============       ============

 Mortgages held for sale transferred to loans                               $    144,000       $     49,797


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          BEVERLY NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 and 2001
                                   (Unaudited)

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

4.   IMPACT OF NEW ACCOUNTING STANDARDS

     FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the Corporation's financial position or results of operations.

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

     Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, was January 1, 2002. There was no impact on the consolidated financial statements upon adoption of this Statement.

5.   STOCK DIVIDEND

     In May 2002, the Corporation declared a stock dividend of 5%. Earnings per share data and other per share data for prior dates and periods have been restated to reflect the stock dividend.

                         PART I - FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction

The following discussion includes Beverly National Corporation (the "Corporation") and its subsidiaries, Beverly National Bank (the "Bank"), Cabot Street Realty Trust (the "CSRT") and the Bank's wholly-owned subsidiaries, Beverly Community Development Corporation (the "CDC") and Hannah Insurance Agency ("Hannah"). The purpose of Hannah is to market life insurance and long term care products and operations to date have been minor. Hannah began operations in September 2001. The purpose of the CDC is to promote lending in Beverly's low and moderate-income census tracks.

Summary

Net interest income increased $52,865 and non-interest income increased $267,234 during the six months of 2002, as compared with the first six months of 2001. However, the $900,195 increase in non-interest expense more than eclipsed such increases. As a result, the Corporation's net income for the six months ended June 30, 2002, was $954,872, as compared to the Corporation's net income of $1,343,211 for the six month period ended June 30, 2001. This is a decrease of $388,339 or 28.9%. Primary earnings per share totaled $.55 for the six months ended June 30, 2002, as compared to primary earnings per share of $.78 for the six months ended June 30, 2001. On a fully diluted basis, earnings per share for the first six months of 2002 amounted to $.52 as compared with $.73 for the same period in 2001. During the first six months of 2002, the Corporation declared and paid regular cash dividends totaling $.38 per share, in addition the Corporation declared and paid a special cash dividend of $.05 and a 5% stock dividend on June 21, 2002 to celebrate the 200th anniversary of the Bank's founding. The Corporation declared and paid dividends of $.34 per share during the same period in 2001.

During the first six months of 2002, the Corporation's total assets increased $2,705,105 or 0.9% and amounted to $313,033,863 at June 30, 2002. The increase of assets reflects an increase in Federal Funds Sold of $1,000,000 or 4.2% and a decrease of available-for-sale securities of $15,272,479 or 20.1%. The loan portfolio and mortgages held for sale increased for the six months, as follows: net loans grew $14,553,588 or 8.2% and mortgages held for sale decreased $1,236,006 or 62.3%. Loan growth was due to an increase in residential real estate, commercial and commercial real estate mortgage lending. Approximately $8.0 million in residential mortgages were sold in the secondary market during the first six months of 2002. Deposits increased $1,714,093 or 0.6% during the first six months of 2002. As a result, total deposits increased from $284,017,818 at December 31, 2001 to $285,731,911 at June 30, 2002. Non-interest bearing deposits declined from $63,525,176 at December 31, 2001 to $57,889,724 at June 30, 2002.

                         SIX MONTHS ENDED JUNE 30, 2002
                  AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net Interest Income

Net interest and dividend income for the six months ended June 30, 2002, totaled $6,297,672 as compared to $6,244,807 for the same period in 2001. This increase was $52,865 or 0.9%. Total interest and dividend income equaled $8,734,143 for the six months ended June 30, 2002 as compared to $9,348,743 for the same time period in 2001, a decrease of $614,600 or 6.6%. Loan income for the six months ended June 30, 2002, totaled $6,848,153 as compared to $7,358,616 for the same time period in 2001. This decrease of $510,463 or 6.9% reflects the re-pricing of the portfolio in a lower rate environment. Interest and dividends on taxable securities for the six months ended June 30, 2002 totaled $1,758,199 as compared to $1,672,267 for the same period in 2001. This increase of $85,932 or 5.1% is attributable to a higher volume of investments. The interest and dividends on tax-exempt securities decreased $12,991 or 46.6% during the six-month of 2002 as compared with the same six months of 2001 due to lower balances invested. The other interest earned including Federal funds sold decreased $177,280 or 61.8% for the six months ended June 30, 2002 when compared to the same time period in 2001 due to higher balances invested in a lower rate environment.

Deposit interest expense equaled $2,436,471 for the six months ended June 30, 2002, as compared to $3,090,959 for the same period in 2001. This decrease of $654,488 or 21.2% reflects the current strategy of managing the cost of funds of the Bank in a lower rate environment. The Bank generally pays competitive rates for its deposits in the local market.

Interest on borrowings totaled $-0- for the six months ended June 30, 2002 as compared to $12,977 for the same time period in 2001. The 2001 expense was attributed to short term overnight advances from the FHLB.

Provisions for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the six months ended June 30, 2002 was $145,890, as compared to a provision of $45,000 for the same period in 2001. The growth of the loan portfolio, softening of the economy and management's assessment of the potential for continued weakness in the economy and the potential erosion of collateral values were the primary factors which warranted the provision despite the current sound quality of the Bank's portfolio. (See "Allowance for Loan Losses").

Non-interest Income

Non-interest income totaled $1,730,720 for the six months ended June 30, 2002 as compared to $1,463,486 for six months ended June 30, 2001. This is an increase of $267,234 or 18.2%. Income from fiduciary activities totaled $841,487 for the six months ended June 30, 2002 as compared to $850,881 for the six months ended June 30, 2001. This decrease of $9,394 or 1.1% can be attributed to declining stock market values, upon which trust fees are based. Service charges on deposit accounts totaled $241,226 for the six months ended June 30, 2002, as compared to $227,562 for the same time period in 2001. This increase of $13,664 or 6.0% is due to increased service charges for electronic banking and a higher number of accounts serviced. Other deposit fees increased $22,767 or 16.9% for the six months ended June 30, 2002 as compared to the same time period in 2001. Other income for the six-month period ended June 30, 2002 totaled $349,052 as compared to $270,913 for the six-month period ended June 30, 2001, an increase of $78,139 or 28.8%. The mortgage servicing income increased $69,389 for the six months ended June 30, 2002 as compared to June 30, 2001. A gain on sale of investments of $92,669 was recognized for the six months ended June 30, 2002 as compared to $-0- for the same time period in 2001.

Non-interest Expense

Non-interest expense totaled $6,409,845 for the six months ended June 30, 2002, as compared to $5,509,650 for the same time period in 2001. This increase totaled $900,195 or 16.3%. This increase is primarily attributed to additional personnel, retirement costs, data processing costs and new delivery systems. Salaries and benefits totaled $3,822,033 for the six months ended June 30, 2002 and $3,008,327 for the same time period in 2001. This $813,706 or 27.1% increase is due to additional personnel and retirement. While a portion of such increase is the result of increases in staff and increases in salary and benefits, approximately $576,393 reflects accruals associated with retirement costs primarily relating to the anticipated retirement of the President on July 31, 2002. In connection with such matters the Corporation expects to incur a severance pay cost of $313,083 and Supplemental Employee Retirement Plan and related expenses of approximately $325,624. Accordingly, the Corporation completed accruals for these expenses as of June 30, 2002. Occupancy expense totaled $517,502 for the six months ended June 30, 2002 as compared to $593,417 for the same period in 2001 which is a decrease of $75,915 or 12.8%. The costs of equipment totaled $326,245 for the six months ended June 30, 2002 as compared to $279,981 for the same period in 2001. Increased depreciation of equipment and maintenance costs created this situation. Data processing fees totaled $307,689 for the six months ended June 30, 2002 as compared to $264,427 for the corresponding time in 2001. This increase of $43,262 or 16.3% is due to higher account volumes and additional data processing products. Professional fees increased $87,954 or 48.9% due to higher benefit consulting expenses and search expenses for a new President. Stationery and supplies increased $7,845 or 8.1% for the six months ended June 30, 2002 as compared to the same time period in 2001. Contribution expense declined $6,931 or 11.5% for the six months ended June 30, 2002 as compared to the same time period in 2001. Marketing and public relations decreased $47,330 or 19.2% for the six months ended June 30, 2002 as compared to the same time period in 2001. This is due to the reduction of additional expenses related to the 200th anniversary celebration of the Corporation's main subsidiary Beverly National Bank. Other expenses totaled $811,976 for the six months ended June 30, 2002 as compared to $780,636 for the same period in 2001. This reflects an increase of $31,340 or 4.0%.

Income Taxes

The income tax provision for the six months ended June 30, 2002 totaled $517,785 in comparison to an income tax provision of $810,432 for the same time period in 2001. This reflects a decrease of taxable income.

Net Income

Net income amounted to $954,872 for the six months ended June 30, 2002 as compared to net income of $1,343,211 for the same period in 2001, which is a decrease of $388,339 or 28.9%. The earnings decrease is primarily due to a weaker net interest margin and higher non-interest expense primarily related to nonrecurring retirement costs associated with the early retirement of the President incurred during the first six months of 2002 as compared to the corresponding period in 2001.

                        THREE MONTHS ENDED JUNE 30, 2002
                 AS COMPARED TO THREE MONTHS ENDED June 30, 2001

Net Interest Income

Net interest and dividend income for the three months ended June 30, 2002, totaled $3,141,890 as compared to $3,100,040 for the same period in 2001. This increase was $41,850 or 1.4%. Total interest and dividend income equaled $4,296,204 for the three months ended June 30, 2002 as compared to $4,672,170 for the same time period in 2001, a decrease of $375,966 or 8.1%. Loan income for the three months ended June 30, 2002, totaled $3,388,157 as compared to $3,669,336 for the same time period in 2001. This increase of $281,179 or 7.7% reflects the fact that while the loan portfolio grew, the portfolio was re-pricing in a lower rate environment. Interest and dividends on taxable securities for the three months ended June 30, 2002 totaled $825,927 as compared to $804,902 for the same period in 2001. This increase of $21,025 or 2.6% is attributable to a high volume of investments. The interest and dividends on tax-exempt securities decreased $11,612 or 61.1% during the second quarter of 2002 as compared with the same period of 2001 due to lower balances invested. The other interest earned including Federal funds sold decreased $104,403 or 59.0% for the quarter ended June 30, 2002 when compared to the same time period in 2001 due to higher balances invested in a lower rate environment.

Deposit interest expense equaled $1,154,314 for the three months ended June 30, 2002, as compared to $1,572,130 for the same period in 2001. This decrease of $417,816 or 26.6% reflects the current strategy of managing the cost of funds of the Bank in a lower rate environment. The Bank generally pays competitive rates for its deposit base in the local market.

Interest on borrowings totaled $-0- for the three months ended June 30, 2002 and for the same time period in 2001.

Provisions for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the three months ended June 30, 2002 was $79,890. A provision of $45,000 was made for the same period in 2001. The growth of the loan portfolio, softening of the economy and management's assessment of the potential for continued weakness in the economy and the potential erosion of collateral values were the primary factors which warranted the provision despite the current sound quality of the Bank's portfolio. (See "Allowance for Loan Losses").

Non-interest Income

Non-interest income totaled $903,142 for the three months ended June 30, 2002 as compared to $781,253 for three months ended June 30, 2001. This is an increase of $121,889 or 15.6%. Income from fiduciary activities totaled $426,538 for the three months ended June 30, 2002 as compared to $448,190 for the three months ended June 30, 2001. This decrease of $21,652 or 4.8% can be attributed to lower market values of the departments holdings of which trust fees are based. Service charges on deposit accounts totaled $131,819 for the three months ended June 30, 2002, as compared to $121,277 for the same time period in 2001. This increase of $10,542 or 8.7% is due to increased service charges for electronic banking and the higher number of accounts serviced. Other deposit fees increased $9,864 or 13.6% for the three months ended June 30, 2002 as compared to the same time period in 2001. Other income for the three-month period ended June 30, 2002 totaled $157,455 as compared to $145,536 for the three-month period ended June 30, 2001, an increase of $11,919 or 8.2%. The mortgage servicing income increased $18,547 for the three months ended June 30, 2002 as compared to June 30, 2001. A gain on sale of investments of $92,669 was recognized for the quarter ended June 30, 2002 as compared to $-0- for the same time period in 2001.

Non-interest Expense

Non-interest expense totaled $3,293,428 for the three months ended June 30, 2002, as compared to $2,803,565 for the same time period in 2001. This increase totaled $489,863 or 17.5%. This increase is primarily attributed to additional personnel, retirement costs, data processing costs and new delivery systems. Salaries and benefits totaled $2,030,135 for the three months ended June 30, 2002 and $1,513,724 for the same time period in 2001. This $516,411 or 34.1%
increase is due to additional personnel and retirement costs. While a portion of such increase is the result of increases in staff and increases in salary and benefits, approximately $348,061 reflects the quarter's accruals associated with retirement costs primarily relating to the anticipated retirement of the President on July 31, 2002. Occupancy expense totaled $220,104 for the three months ended June 30, 2002 as compared to $305,052 for the same period in 2001 which is a decrease of $84,948 or 27.9%. The decrease in expenses is throughout most of the occupancy expense categories, however, leading the expense reductions are the categories of janitorial, repairs and maintenance when comparing the two periods. The costs of equipment totaled $161,283 for the three months ended June 30, 2002 as compared to $142,948 for the same period in 2001 which is an increase of

$18,335 or 12.8%. Increased depreciation of equipment and maintenance costs created this situation. Data processing fees totaled $156,387 for the three months ended June 30, 2002 as compared to $140,900 for the corresponding time in 2001. This increase of $15,487 or 11.0% is due to higher account volumes and additional data processing products. Professional fees increased $37,805 or 31.8% due to search expenses for a new President. Stationery and supplies increased $1,408 for the three months ended June 30, 2002 as compared to the same time period in 2001. Contribution expense totaled $25,040 for the three months ended June 30, 2002 as compared to $30,350 for the same time period in 2001. Marketing and public relations decreased $48,909 or 33.1% for the three months ended June 30, 2002 as compared to the same time period in 2001. This is due to additional expenses in 2001 related to the 200th anniversary celebration of the Corporation's main subsidiary Beverly National Bank. Other expenses totaled $397,175 for the three months ended June 30, 2002 as compared to $357,591 for the same period in 2001. This reflects an increase of $39,584 or 11.1%.

Income Taxes

The income tax provision for the three months ended June 30, 2002 totaled $249,500 in comparison to an income tax provision of $384,425 for the same time period in 2001. This reflects a decrease of taxable income.

Net Income

Net income amounted to $422,214 for the three months ended June 30, 2002 as compared to net income of $648,303 for the same period in 2001, which is a decrease of $226,089 or 34.9%. The earnings decrease is primarily due to a weaker net interest margin and higher non-interest expense primarily related to one time retirement costs of the President for the second quarter 2002 as compared to the corresponding period in 2001.

Allowance for Loan Losses

The Bank formally determines the adequacy of the allowance for loan losses on a quarterly basis. This determination is based on assessment of credit quality or "risk rating" of loans. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS114"). Impaired loans receive individual evaluation of the allowance necessary on a quarterly basis. Impaired loans are defined in the Bank's Loan Policy when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note.

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

At June 30, 2002, the allowance for loan losses totaled $2,022,677 representing 257% of non-performing loans, which totaled $786,757 and represented 1.04% of total loans of $194,540,116. This compared to $1,996,376 representing 592% of non-performing loans which totaled $336,905 and represented 1.11% of total loans of $179,960,227 at December 31,2001. A total of $350,216 loans were charged off by the Bank during the first six months of 2002 as compared to $79,218 charged off during the corresponding period in 2001. A total of $230,627 was recovered of previously charged-off loans during the first six months ended June 30, 2002 compared to $8,551 recovered during the corresponding period of 2001. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. The $606,722 increase in non-performing loans at June 30, 2002, as compared with June 30, 2001, is not believed by management to be indicative of any material change in the credit quality of the loan portfolio, but could be consistent with a softening of economic conditions. The overall level of non-performing loans remains low, at less than 0.4% of net loans. Accordingly, while the overall quality of the loan portfolio remains strong, management will continue to monitor economic conditions and the performance of the portfolio in order to maintain, an adequate allowance loan losses. Additionally, with expectations of the Bank to continue to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Capital Resources

As of June 30, 2002, the Corporation had total capital in the amount of $24,557,383 as compared with $23,561,564 at December 31, 2001 which represents an increase of $995,818 or 4.3%. Bank's are generally is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the their total assets. As of June 30, 2002, the Bank's Tier 1 capital amounted to 7.12% of total assets. At June 30, 2002, the Bank's ratio of risk-based capital to risk weighted assets amounted to 12.45%, which satisfies the applicable risk based capital requirements. As of December 31, 2001, the Bank's Tier 1 capital amounted to 7.10% of total assets and risk-based capital amounted to 12.97% of total risk based assets.

Bank holding companies are is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of June 30, 2002, the Corporation's Tier 1 capital amounted to 8.12% of total assets. At June 30, 2002, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 13.99%, which satisfies the applicable risk based capital requirements. As of December 31, 2001, the Corporation's Tier 1 capital amounted to 8.59% of total assets and risk-based capital amounted to 14.36% of total risk based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $6,198,636 or 9.9% at June 30, 2002 of the investment securities portfolio, and $1,104,817 at December 31, 2001, representing 1.4% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goals and general practices are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 10% of total earning assets. Changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently. The Corporation's current practices are consistent with these objectives.

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

                           PART II - Other Information

Item 1.    Legal Proceedings                                              None

Item 2.    Changes in Securities and Use of Proceeds                      None

Item 3.    Defaults Upon Senior Securities                                None

Item 4.    Submission of Matters to a Vote of Security Holders            None

Item 5.    Other Information                                              None

Item 6.    Exhibits and Reports on Form 8-K

           a.  10.1  Employment Agreement with Donat A. Fournier dated
                     July 29, 2002

               10.2 Change in control agreement with Donat A. Fournier dated July 29, 2002.

               99.1 Certificate of Chief Executive Officer pursuant to section 906 of Sorbanes-Oxley Act of 2002

               99.2 Certificate of Chief Financial Officer pursuant to section 906 of Sorbanes-Oxley Act of 2002

           b.  Reports on Form 8-K

               The Corporation filed a Form 8-K on May 21, 2002 relating to the declaration of a special cash dividend Of $0.05 per share and 5% stock dividend.

               The Corporation filed a Form 8-K on July 3, 2002 relating to the retirement of Lawrence M. Smith as President and Chief Executive Officer of the Corporation and Bank and the appointment of Donat Fournier as President and Chief Executive Officer of the Corporation and Bank.

               The Corporation filed a Form 8-K on July 18, 2002 relating to an earnings and dividend announcement for the quarter ending June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BEVERLY NATIONAL CORPORATION
                                                 (Registrant)



Date: August 9, 2002                     By:  /s/ Donat A. Fournier
                                              --------------------------------
                                              Donat A. Fournier
                                              President, Chief Executive
                                              Officer

Date: August 9, 2002                     By:  /s/ Peter E. Simonsen
                                              --------------------------------
                                              Peter E. Simonsen
                                              Treasurer, Principal Financial
                                              Officer