Form 10QSB
period 2002-09-30
BEVERLY NATIONAL CORP
filed 2002-11-14
CIK 742275

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended       September 30, 2002
                                 ----------------------
                                            OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_______________

Commission file number   33-22224-B
                      -------------

                          Beverly National Corporation
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

       Massachusetts                              04-2832201
-----------------------------------------    --------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

240 Cabot Street  Beverly, Massachusetts            01915
----------------------------------------     --------------------
(Address of principal executive offices)          (Zip Code)

  Issuer's telephone number, including area code   (978) 922-2100
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2002. 1,781,714 shares
                                ----------------

Transitional small business disclosure format        Yes
                                                     No    X
                                                         -----

                          BEVERLY NATIONAL CORPORATION

                                      INDEX

PART I.     FINANCIAL INFORMATION                                PAGE

Item 1.

      Condensed Financial Statements

      Consolidated Balance Sheets at
      September 30, 2002(Unaudited) and December 31, 2001 . . . . . 3

      Consolidated Statements of Income for the Nine and Three
      Months Ended September 30, 2002 and 2001 (Unaudited)  . . . . 4

      Consolidated Statements of Cash Flows for the Nine
      Months Ended September 30, 2002 and 2001 (Unaudited)  . . . . 5

      Notes to Consolidated Financial Statements (Unaudited). . . . 7

Item 2.

      Management's Discussion and Analysis or Plan of Operations. . 9

Item 3.

      Disclosure Controls and Procedures


PART II.    OTHER INFORMATION

Item 1.

      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .18

Item 2.

      Changes in Securities and Use of Proceeds . . . . . . . . . .18

Item 3.

      Defaults Upon Senior Securities . . . . . . . . . . . . . . .18

Item 4.

      Submission of Matters to a Vote of Security Holders . . . . .18

Item 5.

      Other Information. . . . . .  . . . . . . . . . . . . . . . .18

Item 6.

      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .18

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .19

      Certifications pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002. . . . . . . . . . . . . . . . . .20

                          BEVERLY NATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,                 December 31
                                                                                     2002                         2001
                                                                           --------------------------      --------------------
                                                                                  (Unaudited)
                                     ASSETS
Cash and due from banks                                                    $              19,696,679      $         19,157,680
Interest bearing demand deposits with other banks                                            145,717                   136,856
Federal funds sold                                                                        34,000,000                24,000,000
                                                                           --------------------------      --------------------
   Cash and cash equivalents                                                              53,842,396                43,294,536

Investments in available-for-sale securities (at fair value)                              46,561,960                75,916,103
Investments in held-to-maturity securities                                                 1,046,359                 1,151,513
Federal Home Loan Bank stock, at cost                                                        744,800                   730,800
Federal Reserve Bank stock, at cost                                                           97,500                    97,500

Loans:
  Commercial                                                                              35,017,168                29,725,011
  Real estate - construction and land development                                          3,957,624                 4,993,466
  Real estate - residential                                                               86,630,972                72,577,156
  Real estate - commercial                                                                57,883,921                54,496,797
  Consumer                                                                                 7,736,914                 8,570,970
  Municipal                                                                                5,524,435                 8,735,509
  Other                                                                                      912,898                   408,398
  Allowance for loan losses                                                               (1,963,138)               (1,996,376)
  Deferred loan costs, net                                                                   652,164                   452,920
                                                                        -----------------------------  ------------------------
     Net loans                                                                           196,352,958               177,963,851

Mortgages held for sale                                                                    1,293,000                 1,984,006
Premises and equipment, net                                                                4,530,275                 4,876,282
Accrued interest receivable                                                                1,381,908                 1,559,046
Other assets                                                                               2,978,580                 2,755,121
                                                                        -----------------------------  ------------------------

Total assets                                                            $                308,829,736   $           310,328,758
                                                                        ============================   =======================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                                   $                 59,074,884   $            63,525,176
  Interest bearing
   Regular savings                                                                        63,693,423                60,783,944
   NOW accounts                                                                           63,098,652                58,128,734
   Money market accounts                                                                  36,743,032                34,419,292
   Time deposits                                                                          58,405,789                67,160,672
                                                                        -----------------------------  ------------------------
     Total deposits                                                                      281,015,780               284,017,818

Other liabilities                                                                          3,361,841                 2,749,376
                                                                        -----------------------------  ------------------------

     Total liabilities                                                                   284,377,621               286,767,194
                                                                        -----------------------------  ------------------------


Stockholders' equity:

Preferred stock, $2.50 par value per share;
   300,000 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share;
   2,500,000 shares authorized; issued 1,881,611 shares
   as of September 30, 2002 and 1,781,533 shares as of
   December 31, 2001; outstanding 1,762,131 shares
   as of September 30, 2002 and 1,679,553 shares as of
   December 31, 2001.                                                                      4,704,028                 4,453,833
Paid-in capital                                                                            3,357,005                 2,867,440
Retained earnings                                                                         17,747,332                17,295,046
Treasury stock, at cost, 119,480 shares as of
   September 30, 2002 and 101,980 shares as of
   December 31, 2001                                                                      (1,618,112)               (1,228,737)
Accumulated other comprehensive income                                                       261,862                   173,982
                                                                        -----------------------------  ------------------------

     Total stockholders' equity                                                           24,452,115                23,561,564
                                                                        -----------------------------  ------------------------

Total liabilities and stockholders' equity                              $                308,829,736   $           310,328,758
                                                                        ============================   =======================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                             Nine Months Ended September 30,       Three Months Ended September 30,
                                                               2002               2001                 2002                2001
                                                         ----------------  ----------------     ----------------      --------------

INTEREST INCOME:
  Interest and fees on loans                             $    10,329,384   $    10,933,415      $     3,481,231       $   3,574,799
  Interest and dividends on investment securities:
    Taxable                                                    2,348,370         2,507,124              590,171             834,857
    Tax-exempt                                                    21,266            36,816                6,396               8,955
    Dividends on marketable equity securities                      5,710             5,127                2,303               1,922
  Other interest                                                 236,978           459,347              127,464             172,553
                                                         ----------------  ----------------     ----------------      --------------

     Total interest and dividend income                       12,941,708        13,941,829            4,207,565           4,593,086
                                                         ----------------  ----------------     ----------------      --------------

INTEREST EXPENSE:
  Interest on Deposits                                         3,461,154         4,674,689            1,024,683           1,583,730
  Interest on Federal Home Loan Bank borrowings                        0            12,977                    0                   0
                                                         ----------------  ----------------     ----------------      --------------

     Total interest expense                                    3,461,154         4,687,666            1,024,683           1,583,730
                                                         ----------------  ----------------     ----------------      --------------

Net interest and dividend income                               9,480,554         9,254,163            3,182,882           3,009,356

Provision for loan losses                                        214,890            90,000               69,000              45,000
                                                         ----------------  ----------------     ----------------      --------------

Net interest and dividend income after provision for
 loan losses                                                   9,265,664         9,164,163            3,113,882           2,964,356
                                                         ----------------  ----------------     ----------------      --------------


NONINTEREST INCOME:
  Income from fiduciary activities                             1,229,927         1,245,116              388,440             394,235
  Service charges on deposit accounts                            374,470           355,135              133,244             127,573
  Other deposit fees                                             248,779           204,514               90,972              69,474
  Mortgage servicing income (loss)                                43,946            20,359               (4,533)             41,269
  Gain on sale of available-for-sale securities, net             299,567                 0              206,898                   0
  Other income                                                   530,412           402,237              181,360             131,324
                                                         ----------------  ----------------     ----------------      --------------

     Total noninterest income                                  2,727,101         2,227,361              996,381             763,875
                                                         ----------------  ----------------     ----------------      --------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                               5,579,266         4,422,207            1,757,233           1,413,880
  Occupancy expense                                              777,591           838,893              260,089             245,476
  Equipment expense                                              490,114           437,807              163,869             157,826
  Data processing fees                                           431,062           406,752              123,373             142,325
  Professional fees                                              437,328           261,652              169,502              81,780
  Stationary and supplies                                        152,929           170,429               48,527              73,872
  Contributions                                                  122,041           100,959               68,727              40,714
  Marketing and public relations                                 294,827           344,445               95,969              98,257
  Other expense                                                1,273,723         1,150,987              461,747             370,351
                                                         ----------------  ----------------     ----------------      --------------
     Total noninterest expense                                 9,558,881         8,134,131            3,149,036           2,624,481
                                                         ----------------  ----------------     ----------------      --------------


      Income before income taxes                               2,433,884         3,257,393              961,227           1,103,750

Income taxes                                                     878,585         1,225,257              360,800             414,825
                                                         ----------------  ----------------     ----------------      --------------

     Net Income                                          $     1,555,299   $     2,032,136      $       600,427       $     688,925
                                                         ================  ================     ================      ==============

Comprehensive income                                     $     1,643,179   $     2,481,167      $       631,623       $   1,346,639
                                                         ================  ================     ================      ==============

Earnings per share:

Basic shares outstanding                                       1,750,139         1,717,888            1,779,412           1,721,704
                                                         ================  ================     ================      ==============

Diluted shares outstanding                                     1,853,899         1,851,220            1,876,282           1,856,437
                                                         ================  ================     ================      ==============

Net income per share-Basic                               $          0.89   $          1.18      $          0.34       $        0.40
Net income per share-Diluted                             $          0.84   $          1.10      $          0.32       $        0.37
Dividends per share                                      $          0.57   $          0.53      $          0.20       $        0.19
Special cash dividend per share                          $          0.05   $          0.00      $          0.00       $        0.00


Per share information reflects a 5% stock dividend in 2002

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


Reconciliation of net income to net cash provided by operating activities:

                                                                   2002             2001
                                                             --------------    -------------
 Net income                                                     $1,555,299       $2,032,136
                                                             --------------    -------------

 Depreciation expense                                              563,583          519,527
 Provision (benefit) for Mortgages held-for-sale                   (17,514)           4,347
 Amortization expense of investment securities                      90,545           13,551
 Accretion income of investment securities                        (132,950)        (315,619)
 Provision for loan losses                                         214,890           90,000
 Increase in taxes payable                                               0            9,966
 Decrease in interest receivable                                   177,138           96,746
 Increase (decrease) in interest payable                          (130,500)           4,419
 Increase  (decrease) in accrued expenses                          227,059          (49,318)
 (Increase) decrease in mortgages held-for-sale                    401,520       (2,174,748)
 Decrease in mortgage servicing rights                              43,946           20,359
 Increase (decrease) in loan participation servicing liability      (2,254)           4,669
 Change in deferred loan costs,net                                (200,479)        (121,414)
 (Increase) decrease in RABBI Trust trading securities              15,802          (21,743)
 Gain on sales of available-for-sale securities, net              (299,567)               0
 (Increase) decrease in other assets                              (258,200)         240,640
 Increase in other liabilities                                     518,160        1,950,681
 (Increase) decrease in prepaid expenses                           (60,533)          57,004
                                                             --------------    -------------

Total adjustments                                                1,150,646          329,067

                                                             --------------    -------------
Net cash provided by operating activities                       $2,705,945       $2,361,203
                                                             --------------    -------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                                   (Continued)

                                                                                          2002                    2001
                                                                                  --------------------    --------------------

 Cash flows from investing activities:
  Proceeds from maturities of investment securities held-to-maturity                           105,000              15,994,500
  Proceeds from maturities of investment securities available-for-sale                      48,483,000              44,018,907
  Proceeds from sales of investment securities available-for-sale                           14,288,292                       0
  Purchases of investment securities available-for-sale                                    (32,951,617)            (60,297,269)
  Purchases of Federal Home Loan Bank stock                                                    (14,000)                (94,600)
  Net increase in loans                                                                    (18,335,355)             (5,254,691)
  Capital expenditures                                                                        (217,576)               (361,128)
  Recoveries of previously charged off loans                                                   238,837                  26,863
                                                                                   --------------------    --------------------

  Net cash provided by (used in) investing activities                                       11,596,581              (5,967,418)
                                                                                   --------------------    --------------------
Cash flows from financing activities:
  Net increase in demand deposits, NOW,
    money market & savings accounts                                                          5,752,845              10,846,886
  Net increase (decrease) in time deposits                                                  (8,754,883)              4,770,296
  Issued common stock                                                                          739,760                  59,755
  Purchase of treasury stock                                                                  (389,375)                      0
  Dividends paid                                                                            (1,103,013)               (916,390)
                                                                                   --------------------    --------------------

  Net cash provided by (used in) financing activities                                       (3,754,666)             14,760,547
                                                                                   --------------------    --------------------

 Net increase in cash and cash equivalents                                                  10,547,860              11,154,332
 Cash & cash equivalents beginning of year                                                  43,294,536              28,902,733
                                                                                   --------------------    --------------------

 Cash & cash equivalents at September 30:                                           $       53,842,396      $       40,057,065
                                                                                   ====================    ====================
Supplemental disclosures:
  Interest paid                                                                     $        3,591,654      $        4,683,247
  Income taxes paid                                                                 $          878,585      $        1,215,291
  Mortgages held for sale transferred to loans                                      $          307,000      $           49,797




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BEVERLY NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

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

     In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions", an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17" When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, FASB Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of FASB Statement No. 147. In addition, FASB Statement No. 147 amends FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FASB Statement No. 144 requires for other long-lived assets that are held and used. Paragraph 5 of FASB Statement No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. The Corporation does not expect that there will be any substantial impact on the Corporation's consolidated financial statements on adoption of this Statement.

5.   STOCK DIVIDEND

     In May 2002, the Corporation declared a stock dividend of 5%. Earnings per share data and other per share data for prior dates and periods have been restated to reflect the stock dividend.


                         PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction

The following discussion includes Beverly National Corporation (the "Corporation") and its subsidiaries, Beverly National Bank (the "Bank"), Cabot Street Realty Trust (the "CSRT") and the Bank's wholly-owned subsidiaries, Beverly Community Development Corporation (the "CDC") and Hannah Insurance Agency ("Hannah"). The purpose of Hannah is to market life insurance and long term care products. Hannah began operations in September 2001. The purpose of the CDC is to promote lending in Beverly's low and moderate-income census tracks.

Summary

Net interest and dividend income increased $226,391 and non-interest income increased $499,740 during the first nine months of 2002, as compared with the first nine months of 2001. However, the $1,424,750 increase in non-interest expense for the same period more than eclipsed such increases. As a result, the Corporation's net income for the nine months ended September 30, 2002, was $1,555,299, as compared to the Corporation's net income of $2,032,136 for the nine month period ended September 30, 2001. This is a decrease of $476,837 or 23.5%. Basic earnings per share totaled $.89 for the nine months ended September 30, 2002, as compared to basic earnings per share of $1.18 for the nine months ended September 30, 2001. On a fully diluted basis, earnings per share for the first nine months of 2002 amounted to $.84 as compared with $1.10 for the same period in 2001. During the first nine months of 2002, the Corporation declared and paid regular cash dividends totaling $.57 per share. In addition, the Corporation declared a special cash dividend of $.05 and a 5% stock dividend in May 2002, payable June 21, 2002 to celebrate the 200th anniversary of the Bank's founding. The Corporation declared and paid dividends of $.53 per share during the same period in 2001. The per share data has been adjusted for the 5% stock dividend.

During the first nine months of 2002, the Corporation's total assets decreased $1,499,022 or 0.5% and amounted to $308,829,736 at September 30, 2002. The decrease of assets reflects an increase in Federal Funds Sold of $10,000,000 or 41.7% and a decrease of available-for-sale securities of $29,354,143 or 38.7%. The net loan portfolio and mortgages held for sale increased for the nine months, as follows: net loans grew $18,389,107 or 10.3% and mortgages held for sale decreased $691,006 or 34.8%. Loan growth was due to an increase in residential real estate, commercial and commercial real estate mortgage lending. Approximately $10.0 million in residential mortgages were sold in the secondary market during the first nine months of 2002. Deposits decreased $3,002,038 or 1.1% during the first nine months of 2002, from a total of $284,017,818 at December 31, 2001 to $281,015,780 at September 30, 2002. Non-interest bearing deposits declined from $63,525,176 at December 31, 2001 to $59,074,884 at September 30, 2002.

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
               AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net Interest Income

Net interest and dividend income for the nine months ended September 30, 2002, totaled $9,480,554 as compared to $9,254,163 for the same period in 2001. This increase was $226,391 or 2.5%. Total interest and dividend income equaled $12,941,708 for the nine months ended September 30, 2002 as compared to $13,941,829 for the same time period in 2001, a decrease of $1,000,121 or 7.2%. Loan income for the nine months ended September 30, 2002, totaled $10,329,384 as compared to $10,933,415 for the same time period in 2001. This decrease of $604,031 or 5.5% reflects the re-pricing of the portfolio in a lower rate environment. Interest and dividends on taxable securities for the nine months ended September 30, 2002 totaled $2,348,370 as compared to $2,507,124 for the same period in 2001. This decrease of $158,754 or 6.3% is attributable to the lower interest rate environment. The interest and dividends on tax-exempt securities decreased $15,550 or 42.2% during the first nine months of 2002 as compared with the same nine months period in 2001 due to lower balances invested. The other interest earned including Federal funds sold decreased $222,369 or 48.4% for the nine months ended September 30, 2002 when compared to the same time period in 2001 due to higher balances invested in a lower rate environment.

Deposit interest expense equaled $3,461,154 for the nine months ended September 30, 2002, as compared to $4,674,689 for the same period in 2001. This decrease of $1,213,535 or 26.0% reflects the current strategy of managing the cost of funds of the Bank in a lower rate environment. The Bank generally pays competitive rates for its deposits in the local market.

Interest on borrowings totaled $-0- for the nine months ended September 30, 2002 as compared to $12,977 for the same time period in 2001. The 2001 expense was attributed to short-term overnight advances from the FHLB.


Provision for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the nine months ended September 30, 2002 was $214,890, as compared to a provision of $90,000 for the same period in 2001. The growth of the loan portfolio, uncertainty within the economy and management's assessment of the potential for continued weakness in the economy and the potential erosion of collateral values were the primary factors which warranted the increased provision for the nine months ended September 30, 2002 despite the current sound quality of the Bank's portfolio. (See "Allowance for Loan Losses").

Non-interest Income

Non-interest income totaled $2,727,101 for the nine months ended September 30, 2002 as compared to $2,227,361 for the nine months ended September 30, 2001. This is an increase of $499,740 or 22.4%. Income from fiduciary activities totaled $1,229,927 for the nine months ended September 30, 2002 as compared to $1,245,116 for the nine months ended September 30, 2001. This decrease of $15,189 or 1.2% can be attributed to declining stock market values, upon which trust fees are based. Service charges on deposit accounts totaled $374,470 for the nine months ended September 30, 2002, as compared to $355,135 for the same time period in 2001. This increase of $19,335 or 5.4% is due to increased service charges for electronic banking and a higher number of accounts serviced. Other deposit fees increased $44,265 or 21.6% for the nine months ended September 30, 2002 as compared to the same time period in 2001. Other income for the nine-month period ended September 30, 2002 totaled $530,412 as compared to $402,237 for the nine-month period ended September 30, 2001, an increase of $128,175 or 31.9%. The mortgage servicing income increased $23,587 for the nine months ended September 30, 2002 as compared to September 30, 2001 as a result of increased volume of mortgages serviced. A gain on sale of investments of $299,567 was recognized for the nine months ended September 30, 2002 as compared to $-0- for the same time period in 2001.


Non-interest Expense

Non-interest expense totaled $9,558,881 for the nine months ended September 30, 2002, as compared to $8,134,131 for the same time period in 2001. This increase totaled $1,424,750 or 17.5%. This increase is primarily attributed to additional personnel, retirement costs, professional fees, data processing costs and new delivery systems. Salaries and benefits totaled $5,579,266 for the nine months ended September 30, 2002 and $4,422,207 for the same time period in 2001. This $1,157,059 or 26.2% increase is due to additional personnel and retirement. While a portion of such increase is the result of increases in staff and increases in salary and benefits, approximately $576,393 reflects accruals associated with retirement costs primarily relating to the retirement of President Smith on July 31, 2002. In connection with such matters the Corporation incurred a severance pay cost of $313,083 and Supplemental Employee Retirement Plan and related expenses of approximately $390,361. Accordingly, the Corporation completed accruals for these expenses as of September 30, 2002. Occupancy expense totaled $777,591 for the nine months ended September 30, 2002 as compared to $838,893 for the same period in 2001 which is a decrease of $61,302 or 7.3%. The costs of equipment totaled $490,114 for the nine months ended September 30, 2002 as compared to $437,807 for the same period in 2001. Increased depreciation of equipment and maintenance costs created this situation. Data processing fees totaled $431,062 for the nine months ended September 30, 2002 as compared to $406,752 for the corresponding time in 2001. This increase of $24,310 or 6.0% is due to higher account volumes and additional data processing products. Professional fees increased $175,676 or 67.1% due to higher benefit consulting expenses and search expenses for a new President. Stationery and supplies decreased $17,500 or 10.3% for the nine months ended September 30, 2002 as compared to the same time period in 2001. Contribution expense increased $21,082 or 20.9% for the nine months ended September 30, 2002 as compared to the same time period in 2001. Marketing and public relations decreased $49,618 or 14.4% for the nine months ended September 30, 2002 as compared to the same time period in 2001. This is due to the reduction of additional expenses related to the 200th anniversary celebration of the Corporation's main subsidiary Beverly National Bank. Other expenses totaled

$1,273,723 for the nine months ended September 30, 2002 as compared to $1,150,987 for the same period in 2001. This reflects an increase of $122,736 or 10.1%, which can be attributable to increased Directors fees, postage expense, and trust safekeeping charges.


Income Taxes

The income tax provision for the nine months ended September 30, 2002 totaled $878,585 in comparison to an income tax provision of $1,225,257 for the same time period in 2001. This reflects a decrease of taxable income.


Net Income

Net income amounted to $1,555,299 for the nine months ended September 30, 2002 as compared to net income of $2,032,136 for the same period in 2001, which is a decrease of $476,837 or 23.5%. The earnings decrease is primarily due to a weaker net interest margin and higher non-interest expense primarily related to nonrecurring retirement costs associated with the early retirement of President Smith incurred during the first nine months of 2002 as compared to the corresponding period in 2001.


                      THREE MONTHS ENDED SEPTEMBER 30, 2002
              AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net Interest Income

Net interest and dividend income for the three months ended September 30, 2002, totaled $3,182,882 as compared to $3,009,356 for the same period in 2001. This increase was $173,526 or 5.8%. Total interest and dividend income equaled $4,207,565 for the three months ended September 30, 2002 as compared to $4,593,086 for the same time period in 2001, a decrease of $385,521 or 8.4%. Loan income for the three months ended September 30, 2002, totaled $3,481,231 as compared to $3,574,799 for the same time period in 2001. This decrease of $93,568 or 2.6% reflects the fact that while the loan portfolio grew, the portfolio was re-pricing in a lower rate environment. Interest and dividends on taxable securities for the three months ended September 30, 2002 totaled $590,171 as compared to $834,857 for the same period in 2001. This decrease of $244,686 or 29.3% is attributable to a lower volume of investments, in a low interest rate environment. The interest and dividends on tax-exempt securities decreased $2,559 or 28.6% during the third quarter of 2002 as compared with the same period of 2001 due to lower balances invested. The other interest earned including Federal funds sold decreased $45,089 or 26.1% for the quarter ended September 30, 2002 when compared to the same time period in 2001 due to higher balances invested in a lower rate environment.

Deposit interest expense equaled $1,024,683 for the three months ended September 30, 2002, as compared to $1,583,730 for the same period in 2001. This decrease of $559,047 or 35.3% reflects the current strategy of managing the cost of funds of the Bank in a lower rate environment. The Bank pays competitive rates for its deposit base in the local market.

Interest on borrowings totaled $-0- for the three months ended September 30, 2002 and for the same time period in 2001.

Provision for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the three months ended September 30, 2002 was $69,000. A provision of $45,000 was made for the same period in 2001. The growth of the loan portfolio, uncertainty in the economy and management's assessment of the potential for continued weakness in the economy and the potential erosion of collateral values were the primary factors which warranted the provision despite the current sound quality of the Bank's portfolio. (See "Allowance for Loan Losses").

Non-interest Income

Non-interest income totaled $996,381 for the three months ended September 30, 2002 as compared to $763,875 for three months ended September 30, 2001. This is an increase of $232,506 or 30.4%. Income from fiduciary activities totaled $388,440 for the three months ended September 30, 2002 as compared to $394,235 for the three months ended September 30, 2001. This decrease of $5,795 or 1.5% can be attributed to lower market values of the department's holdings of which trust fees are based. Service charges on deposit accounts totaled $133,244 for the three months ended September 30, 2002, as compared to $127,573 for the same time period in 2001. This increase of $5,671 or 4.5% is due to increased service charges for electronic banking and the higher number of accounts serviced. Other deposit fees increased $21,498 or 30.9% for the three months ended September 30, 2002 as compared to the same time period in 2001. Other income for the three-month period ended September 30, 2002 totaled $181,360 as compared to $131,324 for the three-month period ended September 30, 2001, an increase of $50,036 or 38.1%. The increase consisted primarily of gain on sale of mortgages. The mortgage servicing income decreased $45,802 for the three months ended September 30, 2002 as compared to September 30, 2001 as a result of the increase in mortgage payoffs during the third quarter 2002. A gain on sale of investments of $206,898 was recognized for the quarter ended September 30, 2002 as compared to $-0- for the same time period in 2001.


Non-interest Expense

Non-interest expense totaled $3,149,036 for the three months ended September 30, 2002, as compared to $2,624,481 for the same time period in 2001. This increase totaled $524,555 or 20.0%. This increase is primarily attributed to additional personnel, retirement costs, data processing costs and new delivery systems. Salaries and benefits totaled $1,757,233 for the three months ended September 30, 2002 and $1,413,880 for the same time period in 2001. This $343,353 or 24.3%
increase is due to additional personnel and retirement costs. While a portion of such increase is the result of increases in staff and increases in salary and benefits, approximately $64,353 reflects the quarter's accruals associated with retirement costs primarily relating to the retirement of President Smith on July 31, 2002. Occupancy expense totaled $260,089 for the three months ended September 30, 2002 as compared to $245,476 for the same period in 2001, which is an increase of $14,613 or 6.0%. The increase of occupancy is due to an increase in janitorial and repairs and maintenance when comparing the two periods. The costs of equipment totaled $163,869 for the three months ended September 30, 2002 as compared to $157,826 for the same period in 2001, which is an increase of $6,043 or 3.8%. Increased depreciation of equipment and maintenance costs created this situation. Data processing fees totaled $123,373 for the three months ended September 30, 2002 as compared to $142,325 for the corresponding time in 2001. This decrease of $18,952 or 13.3% is due to a renegotiated data processing contract. Professional fees increased $87,722 or 107.3% due to search expenses for the new President. Stationery and supplies decreased $25,345 for the three months ended September 30, 2002 as compared to the same time period in 2001. Contribution expense totaled $68,727 for the three months ended September 30, 2002 as compared to $40,714 for the same time period in 2001. Marketing and public relations decreased $2,288 or 2.3% for the three months ended September 30, 2002 as compared to the same time period in 2001. Other expenses totaled $461,747 for the three months ended September 30, 2002 as compared to $370,351 for the same period in 2001. This reflects an increase of $91,396 or 24.7% of which director's fees, postage expense and trust safekeeping charges attributed to the increase.


Income Taxes

The income tax provision for the three months ended September 30, 2002 totaled $360,800 in comparison to an income tax provision of $414,825 for the same time period in 2001. This reflects a decrease of taxable income.


Net Income

Net income amounted to $600,427 for the three months ended September 30, 2002 as compared to net income of $688,925 for the same period in 2001, which is a decrease of $88,498 or 12.9%. The earnings decrease is primarily due to a weaker net interest margin and higher non-interest expense primarily related to salaries and benefits.

Allowance for Loan Losses

The Bank formally determines the adequacy of the allowance for loan losses on a quarterly basis. This determination is based on assessment of credit quality or "risk rating" of loans. Loans are initially risk rated when originated. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS114"). Impaired loans receive individual evaluation of the allowance necessary on a quarterly basis. Impaired loans are defined in the Bank's Loan Policy when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note.

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

At September 30, 2002, the allowance for loan losses totaled $1,963,138 representing 319% of non-performing loans, which totaled $614,569 and represented 0.99% of total loans of $198,316,096. This compared to $1,996,376 representing 592% of non-performing loans which totaled $336,905 and represented 1.11% of total loans of $179,960,227 at December 31,2001. Loans totaling $473,075 were charged off by the Bank during the first nine months of 2002 as compared to $96,809 charged off during the corresponding period in 2001. A total of $238,837 was recovered of previously charged-off loans during the first nine months ended September 30, 2002 compared to $26,485 recovered during the corresponding period of 2001. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. The $277,664 increase in non-performing loans at September 30, 2002, as compared with December 31, 2001, is not believed by management to be indicative if any material change in the credit quality of the loan portfolio, but could be consistent with a softening of economic conditions. The overall level of non-performing loans remains low, at less than 0.3% of net loans. Accordingly, while the overall quality of the loan portfolio remains strong, management will continue to monitor economic conditions and the performance of the portfolio in order to maintain, an adequate allowance for loan losses. Additionally, with expectations of the Bank to continue to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Capital Resources

As of September 30, 2002, the Corporation had total capital in the amount of $24,452,115 as compared with $23,561,564 at December 31, 2001, which represents an increase of $890,551 or 3.8%. Bank's are generally required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of the their total assets. As of September 30, 2002, the Bank's Tier 1 capital amounted to 7.02% of total assets. At September 30, 2002, the Bank's ratio of risk-based capital to risk weighted assets amounted to 12.44%, which satisfies the applicable risk based capital requirements. As of December 31, 2001, the Bank's Tier 1 capital amounted to 7.10% of total assets and risk-based capital amounted to 12.97% of total risk based assets.

Bank holding companies are is required to maintain a Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of September 30, 2002, the Corporation's Tier 1 capital amounted to 7.93% of total assets.

At September 30, 2002, the Corporation's ratio of risk-based capital to risk weighted assets amounted to 13.90%, which satisfies the applicable risk based capital requirements. As of December 31, 2001, the Corporation's Tier 1 capital amounted to 8.59% of total assets and risk-based capital amounted to 14.36% of total risk based assets.

The capital ratios of the Corporation and the Bank exceed all regulatory requirements and both institutions are considered by management to be "well capitalized" by their respective federal bank supervisory agencies.

Liquidity

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation's interest rate sensitivity management practices seek to provide consistency in the maintenance of net interest margins and to foster the sustainable growth of net interest income despite changing interest rates.

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to approximately $1,189,881 or 3.9% at September 30, 2002 of the investment securities portfolio, and $1,104,817 at December 31, 2001, representing 1.4% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity. The Corporation's goals and general practices are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 10% of total earning assets. Changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently. The Corporation's current practices are consistent with these objectives.

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

ITEM 3. CONTROLS AND PROCEDURES RELATED TO THE DISCLOSURE OF FINANCIAL
INFORMATION

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and the Corporation's Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective.

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation. Therefore, no corrective actions were taken.

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

Item 3.    Defaults Upon Senior Securities                               None

Item 4.    Submission of Matters to a Vote of Security Holders           None

Item 5.    Other Information                                             None

Item 6.    Exhibits and Reports on Form 8-K

           a. 99.1 Certificate of Chief Executive Officer pursuant to section 906 of Sarbanes-Oxley Act of 2002

              99.2 Certificate of Chief Financial Officer pursuant to
section 906 of Sarbanes-Oxley Act of 2002

           b. Reports on Form 8-K

               Pursuant to Item 5, the Corporation filed a Form 8-K on July 3, 2002 reporting that on July 2, 2002, the Board of Directors of Beverly National Corporation announced the appointment of Donat Fournier as President and Chief Executive Officer of Beverly National Bank and Beverly National Corporation. Mr. Fournier succeeded Lawrence M. Smith, who retired as President as of July 31, 2002.

               On July 18, 2002, pursuant to Item 5, the Corporation filed a Form 8-K announcing earnings for the quarter ended June 30, 2002 and issued a press release related to earnings and dividend payment.

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


                                                    BEVERLY NATIONAL CORPORATION
                                                             (Registrant)



Date: November 13, 2002                     By:  /s/ Donat A. Fournier
                                               -----------------------
                                                  Donat A. Fournier
                                            President, Chief Executive
                                            Officer



Date: November 13, 2002                     By:  /s/ Peter E. Simonsen
                                               -----------------------
                                                  Peter E. Simonsen
                                            Treasurer, Principal Financial
                                            Officer