Form 10-K
period 2002-12-31
BEVERLY NATIONAL CORP
filed 2003-03-31
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                         December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                         to

Commission file number 33-22224-B

Beverly National Corporation

(Exact name of registrant as specified in its charter)

A Massachusetts Corporation	04-2832201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
240 Cabot Street Beverly, Massachusetts	01915
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (978) 922-2l00

Securities registered pursuant to Section l2 (b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to l2(g) of the Act:

Common Stock (Par Value $2.50)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of March 14, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity is $35,409,744.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 1,808,160 shares outstanding as of March 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part III

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003.

PART I

ITEM l.     BUSINESS

Beverly National Corporation, a Massachusetts corporation (the “Corporation” or the “Holding Company”), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Holding Company has one banking subsidiary, Beverly National Bank (the “Bank”), and also owns l00% of a Massachusetts Business Trust, Cabot Street Realty Trust. The principal executive office of the Corporation is located at 240 Cabot Street, Beverly, Massachusetts 01915, and the telephone number is (978) 922-2100. The Holding Company owns all outstanding shares of the Bank and Cabot Street Realty Trust.

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

The other subsidiary of the Corporation, Cabot Street Realty Trust, was incorporated in 1984 to hold certain real estate utilized by the Corporation to conduct its business. During recent years, the Corporation has experienced sustained growth in both the Corporation’s equity and its base of earning assets. This growth results from the consolidation of several competitors within the region, favorable economic conditions in the Bank’s market area and the Bank’s success in responding to such opportunities.

The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits and the making of commercial, real estate, installment and other loans. The Bank also offers a full range of trust services, financial planning, internet banking, official checks, traveler’s checks, safe deposit boxes, automatic teller machines and customary banking services to its customers. The Bank established a new subsidiary during the fourth quarter of 2001, Hannah Insurance Agency, which will focus on sales of annuities, life, long term and disability insurance.

The business of the Bank is not significantly affected by seasonal factors.

In the last five years the Bank derived its operating income from the following sources:

	% of Operating Income
	2002	2001	2000	1999	1998
Interest and fees on loans	67%	67%	67%	67%	67%
Interest and dividends on securities and federal funds sold	15	18	19	18	20
Charges, fees and other sources	18	15	14	15	13

	100%	100%	100%	100%	100%

Competition

In Massachusetts generally, and in the Bank’s primary service area, there is intense competition in the commercial banking industry. In addition to commercial banks, the Bank competes with other financial institutions such as savings banks, savings and loan associations, credit unions and mortgage companies obtaining lendable funds and in making loans.

Within the communities in which the Bank operates its 8 offices, the Bank’s 26.2% market share represents the largest market share among the 13 banking institutions, which operate a total of 31 branches in such communities.

All of the offices of the Corporation and the Bank are located within a market area which represents the North Shore Region (Region). This Region is comprised of Beverly and 18 communities, which are proximate to Beverly. In 2001, the Region operated 158 banking offices with deposits of $5.979 billion. Of the 158 banking offices in this Region, 16 offices were operated by 16 credit unions. The remaining 142 offices were operated by 24 banks and represented $5.743 billion.

During recent years, the financial industry and the Region have undergone major changes through acquisitions and mergers. These trends have been accentuated with the merger of BankBoston and Fleet; the divestiture of Fleet branches to Sovereign; the initiative of Citizens Bank to acquire several Fleet in-store locations; and the acquisition of Warren Five, Family Bank, Andover Savings, Ipswich Savings and Gloucester Bank and Trust by BankNorth.

The magnitude of these changes within the banking industry has served to perpetuate the instability within the structure of the Region’s banking industry. For example, 13 communities in the North Shore Region experienced branch turnover in excess of 40 percent during 1996-2001.

As of June 30, 2001, the Bank held 4.1% of the deposits in the Region and maintained 8 (two of which are education facilities) of the 158 offices in the Region. 42.3% of the $5.979 billion deposit base is held by 3 competitors (each holding over 10% respectively). These 3 competitors maintain 48 of the 158 offices in the Region and have resources, products and delivery channels which are far more extensive than those of Beverly National Corporation.

The Bank’s market position reflects its recognition as a community bank serving Beverly and proximate communities, and its status as an effective local competitor in those communities in which it is based. The Bank’s resources and reputation as a community based financial institution facilitates its ability to attract and retain customers in the local areas in which it operates. However, the Bank has neither the resources nor the intent to compete on a broad geographic basis which would not be proximate to Beverly and nearby communities. To the extent that the business of the Corporation and the Bank extend beyond Beverly and proximate communities, such business is primarily the result of loyal customers who have maintained their relationships with the Bank despite geographic relocations involving their families or businesses.

Regulation of the Corporation

The Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. It is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and files with the Federal Reserve Board the reports as required under the Bank Holding Company Act.

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

The regulations of the Federal Reserve Board, promulgated pursuant to the Bank Holding Company Act generally require bank holding companies to provide the Federal Reserve Board with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Corporation for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the Corporation’s consolidated net worth. For purposes of Regulation Y, “net consideration” is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue. However, a bank holding company need not obtain Federal Reserve Board approval of any equity security redemption when: (i) the bank holding company’s capital ratios exceed the threshold established for “well-capitalized” state member banks before and immediately after the redemption; (ii) the bank holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999, provides bank holding companies, banks, securities firms, insurance companies and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a “financial holding company.” These holding companies are subject to oversight by the Federal Reserve Board, in addition to the regulatory agencies. Under the financial holding company structure, financial holding companies have a less-restricted ability to purchase or establish non-bank subsidiaries which are financial in nature or which engage in activities which are incidental or complementary to a financial activity. Additionally, securities and insurance firms are now generally permitted to purchase full-service banks.

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

To qualify as a financial holding company, a bank holding company must certify to the Federal Reserve System that it and its subsidiary banks satisfy the requisite criteria of being “well-capitalized,” “well-managed” and have a CRA rating of “satisfactory” or better. The Corporation meets all of the criteria to qualify as a financial holding company.

Regulation of the Bank

The Bank is subject to regulation by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The business of the Bank is subject in certain areas to state laws applicable to banks.

Employees

The Corporation and the Bank employ 124 officers and employees, of which 95 are full time.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential

The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended December 31, 2002, 2001 and 2000. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis.

	2002
	Average Balance	Interest Inc./Exp.	Yield/ Rate

ASSETS

Federal funds sold	$24,310,411	$356,621	1.47%
Securities available for sale	59,292,374	2,835,205	4.78%
Other investment securities (1) Loans, net of unearned income (1,2,3)	1,936,048 187,930,320	25,114 13,824,962	1.30 7.36	% %

Total earning assets	273,469,153	17,041,902	6.23%

Other non interest-earning assets	29,247,154

Total average assets	$302,716,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings deposits	$62,811,458	900,309	1.43%
NOW accounts	54,832,795	411,729	0.75%
Money market accounts	38,762,971	661,724	1.71%
Time deposits $100,000 and over Other time deposits	10,171,093 51,526,171	378,427 1,984,306	3.72 3.85	% %
Short term borrowings	0	0	N/A

Total interest-bearing liabilities	218,104,488	4,336,495	1.99%

Non interest-bearing deposits	57,136,552
Other non interest-bearing liabilities	3,129,878
Stockholders’ equity	24,345,389

Total average liabilities and stockholders’ equity	$302,716,307

Net interest income		$12,705,407

Net yield on interest-earning assets			4.65%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $143,573. A federal tax rate of 34% was used in performing this calculation.

(2)	Includes loan fees of $387,206.

(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential (Continued)

	2001
	Average Balance	Interest Inc./Exp.	Yield/ Rate

ASSETS
Federal funds sold	$18,491,233	$607,500	3.29%
Securities available for sale	49,612,614	3,173,223	6.40%
Other investment securities (1)	4,889,900	214,946	4.40%
Loans, net of unearned income (1,2,3)	171,453,488	14,482,547	8.45%

Total earning assets	244,447,235	18,478,216	7.56%

Other non interest-earning assets	27,840,294

Total average assets	$272,287,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$54,669,418	1,468,391	2.69%
NOW accounts	44,901,938	543,636	1.21%
Money market accounts	29,383,209	839,865	2.86%
Time deposits $100,000 and over	8,466,586	436,685	5.16%
Other time deposits	53,526,752	2,829,658	5.29%
Short Term borrowings	212,917	12,977	6.10%

Total interest-bearing liabilities	191,160,820	6,131,212	3.21%

Non interest-bearing deposits	54,856,183
Other non interest-bearing liabilities	2,325,762
Stockholders’ equity	23,944,764

Total average liabilities and stockholders’ equity	$272,287,529

Net interest income		$12,347,004

Net yield on interest-earning assets			5.05%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $153,158. A federal tax rate of 34% was used in performing this calculation.

(2)	Includes loan fees of $274,145.

(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential (Continued)

	2000
	Average Balance	Interest Inc./Exp.	Yield/ Rate
ASSETS

Federal funds sold	$8,807,104	$545,306	6.19%
Securities available for sale	34,717,950	2,210,824	6.37%
Other investment securities (1) Loans, net of unearned income (1,2,3)	17,524,419 157,776,160	1,005,545 13,772,731	5.74 8.73	% %

Total earning assets	218,825,633	17,534,406	8.01%

Other non interest-earning assets	22,142,558

Total average assets	$240,968,191

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings deposits	$46,542,275	1,485,226	3.19%
NOW accounts	36,204,513	441,197	1.22%
Money market accounts	24,944,602	810,148	3.25%
Time deposits $100,000 and over	6,263,459	348,987	5.57%
Other time deposits	52,445,982	2,708,430	5.16%
Short Term borrowings	45,082	2,699	5.99%

Total interest-bearing liabilities	166,445,913	5,796,687	3.48%

Non interest-bearing deposits	50,971,687
Other non interest-bearing liabilities	2,172,153
Stockholders’ equity	21,378,438

Total average liabilities and stockholders’ equity	$240,968,191

Net interest income		$11,737,719

Net yield on interest-earning assets			5.36%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $138,905. A federal tax rate of 34% was used in performing this calculation.

(2)	Includes loan fees of $194,156.

(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential(Continued)

The following table shows, for the periods indicated, the dollar amount of changes in interest income and interest expense resulting from changes in volume and interest rates.

	2002 compared to 2001
	Due to a change in:
	Volume(1)	Rate(1)	Total
Interest income from:
Federal funds sold	$191,180	$(442,059)	$(250,879)
Other securities	(129,843)	(59,989)	(189,832)
Securities available for sale	619,117	(957,135)	(338,018)
Loans, net of unearned income	1,391,786	(2,049,371)	(657,585)

Total	2,072,240	(3,508,554)	(1,436,314)

Interest expense on:
Savings deposits	218,691	(786,771)	(568,080)
NOW accounts	120,235	(252,142)	(131,907)
Money market accounts	268,103	(446,244)	(178,141)
Time deposits $100,000 and over	87,914	(146,172)	(58,258)
Other time	(105,759)	(739,593)	(845,352)
Short term borrowings and notes payable	(12,977)	0	(12,977)

Total	576,207	(2,370,922)	(1,794,715)

Net interest income	$1,496,033	$(1,137,632)	$358,401

(1)	The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

The following table shows, for the periods indicated, the dollar amount of changes in interest income and interest expense resulting from changes in volume and interest rates.

	2001 as compared to 2000
	Due to a change in:
	Volume(1)	Rate(1)	Total
Interest income from:
Federal funds sold	$599,608	$(537,414)	$62,194
Other securities	(724,964)	(65,635)	(790,599)
Securities available for sale	948,486	13,914	962,400
Loans, net of unearned income	1,193,933	(484,117)	709,816

Total	2,017,063	(1,073,252)	943,811

Interest expense on:
Savings deposits	259,348	(276,184)	(16,836)
NOW accounts	105,989	(3,550)	102,439
Money market accounts	144,157	(114,440)	29,717
Time deposits $100,000 and over	122,754	(35,056)	87,698
Other time	55,813	65,415	121,228
Notes payable	10,048	230	10,278

Total	698,109	(363,585)	334,524

Net interest income	$1,318,954	$(709,667)	$609,287

(1)	The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

Investment Portfolio

The following table indicates the carrying value of the Corporation’s consolidated investment portfolio at December 31, 2002, 2001 and 2000:

	2002 Carrying Value	2001 Carrying Value	2000 Carrying Value
Investments Held to Maturity:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$14,985,463

Obligations of states and political subdivisions	546,308	651,513	1,646,219

Other debt securities	500,000	500,000	500,000

	$1,046,308	$1,151,513	$17,131,682

Federal Reserve Bank Stock	$97,500	$97,500	$97,500

Federal Home Loan Bank Stock	$744,800	$730,800	$636,200

Investments Available for Sale	$54,969,100	$75,916,103	$37,934,262

The following table shows the maturities, amortized cost basis and weighted average yields of the Corporation’s consolidated investments in held to maturity and available for sale debt securities at December 31, 2002. The yields on state and municipal securities are presented on a tax equivalent basis. A federal tax rate of 34% was used in performing this calculation.*

	Within one year		After one but within five years		After five but within ten years
Maturing:	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
U.S. Govt. & agency obligations	$3,002	3.37%	$29,038	3.97%	$0
Mortgage backed securities	0		10,302	4.61%	11,056	4.88%
State and political subdivisions	105	5.39%	265	6.10%	176	7.18%
Other securities	0		400	7.87%	100	6.00%

Total	$3,107	3.44%	$40,005	4.19%	$11,332	4.93%

*	Federal Reserve Bank Stock and FHLB Stock are not included.

Non-Accrual, Past Due and Restructured Loans

It is the policy of the Bank to discontinue the accrual of interest on loans when, in management’s judgment, the collection of the full amount of interest is considered doubtful. This will generally occur once a loan has become 90 days past due, unless the loan is well secured and in the process of collection. Restructured loans generally may have a reduced interest rate, an extension of loan maturity, future benefits for current concessions and a partial forgiveness of principal or interest. The following table sets forth information on non-accrual, past due and restructured loans as of December 31, for each of the years indicated:

	2002	2001	2000	1999	1998
	(In Thousands)
Loans, non-accrual	$575	$337	$415	$363	$297
Loans past due 90 days or more and still accruing	1	0	0	200	173

Total	$576	$337	$415	$563	$470

The amount of interest income recorded during 2002, 2001, 2000, 1999 and 1998 on non-accrual loans and restructured loans outstanding at December 31, amounted to $23,602 in 2002, $7,958 in 2001, $7,792 in 2000, $3,932 in 1999 and $234 in 1998. Had these loans performed in accordance with their original terms, the amount recorded would have been $40,579 in 2002, $24,662 in 2001, $40,671 in 2000, $28,777 in 1999 and $36,165 in 1998.

As of December 31, 2002, there were no loans which are not included above but were known to have information about possible credit problems of borrowers which caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

There are no industry concentrations in the Bank’s loan portfolio, however, there is a geographical concentration of loans secured by property located within the Bank’s market area in northeastern Massachusetts.

The types of loans offered by the Bank include a broad spectrum of commercial loans, typical of those offered by community banks, along with a broad array of residential mortgage loans and other consumer based loans. The Bank’s residential real estate loans include both fixed and variable rate loans. The Bank also offers construction mortgage loans and revolving equity loans secured by residential mortgages.

In addition to relying upon the adequacy of collateral, the Bank’s primary underwriting consideration with respect to such loans are the ability of the borrower to repay the loan and the sources of available funds to repay such loans.

The Bank offers a variety of commercial loans which are generally but not always secured by real estate. Such loans may be structured on a term or demand basis. Additional underwriting concerns by the Bank with respect to such loans include the ability of commercial borrowers to withstand interest rate increases, reduced revenue and an assessment of the borrower’s ability to complete its project management, as well as an assessment of industry and economic considerations. Generally, loan to value limits for real estate loans does not exceed 80% if the premises are owner occupied or 70% if the premises are not owner occupied. However, under certain circumstances, such as instances in which the borrowers demonstrate exceptional cash flow, such loan to value standards may be exceeded with proper authorization consistent with the Bank’s lending policies. Personal guarantees are generally required on all commercial loans. The Bank also offers a variety of consumer loans on both a secured and unsecured basis.

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio and mortgages held for sale as of December 31 for the years indicated:

	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Commercial, financial & agricultural	$37,903	$29,725	$26,985	$25,018	$24,987

Real estate-construction and land development	2,209	4,993	3,532	6,278	2,926

Real estate-residential	81,245	72,577	73,106	57,827	51,256

Real estate-commercial	57,703	54,497	51,361	48,546	44,223

Consumer	7,576	8,571	8,857	8,239	8,242

Municipal tax-exempt obligations	5,442	8,736	6,625	3,477	2,670

Other	668	408	766	741	1,318

	192,746	179,507	171,232	150,126	135,622

Allowance for loan losses	(2,013)	(1,996)	(1,913)	(2,132)	(1,935)
Deferred loan costs (fees), net	661	453	299	209	137

Net loans	$191,394	$177,964	$169,618	$148,203	$133,824

Loan maturities for commercial, financial and agricultural loans at December 31, 2002 were as follows: $22,134,735 due in one year or less; $14,674,646 due after one year through five years; $1,093,275 due after five years. Of the Bank’s commercial, financial and agricultural loans due after one year, $2,081,906 have floating or adjustable rates and $13,686,015 have fixed rates.

Loan maturities for real estate construction and land development at December 31, 2002 were as follows: $619,544 due in one year or less, $ -0- due after one year through five years and $1,589,561 due after five years. Of the Bank’s real estate construction and land development loans due after one year, $1,589,561 have adjustable rates and none have fixed rates.

Summary of Loan Loss Experience

The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for loan losses at December 31 for each of the years indicated:

	2002	2001	2000	1999	1998
	(Dollars In Thousands)
Average loans outstanding, net of unearned income	$189,921	$171,453	$157,776	$139,694	$130,398

Allowance for loan losses

Balance at beginning of period	$1,996	$1,913	$2,132	$1,935	$2,163

(Charge-offs):
Real Estate-Construction	0	0	0	0	0
Real Estate-Residential	0	0	0	0	(97)
Real Estate-Commercial	0	0	(31)	(2)	0
Commercial, Financial & Agric.	(518)	(93)	(294)	(5)	(172)
Consumer	(14)	(9)	(24)	(14)	(13)
Municipal Tax-Exempt obligations	0	0	0	0	0
Loans to Depository Inst.	0	0	0	0	0
Other Loans	0	0	0	0	0

Recoveries:
Real Estate-Construction	0	0	0	0	0
Real Estate-Residential	168	2	23	6	5
Real Estate-Commercial	0	0	31	190	43
Commercial, Financial & Agric.	75	45	50	19	5
Consumer	2	3	26	3	1
Municipal Tax Exempt Loans	0	0	0	0	0
Loans to Depository Inst.	0	0	0	0	0
Other loans	0	0	0	0	0

Net (charge-offs) recoveries	(287)	(52)	(219)	197	(228)

Provision for loan losses	304	135	0	0	0

Balance at period end	$2,013	$1,996	$1,913	$2,132	$1,935

Ratio of net (charge-offs)
Recoveries to average loans	(0.15%)	(0.03%)	(0.14%)	0.14%	(0.17%)

Allowance for Loan Losses:

An allowance for loan losses is maintained to provide for losses which are currently identified or are inherent on loans in the current portfolio. The allowance is increased by provisions charged to current operations and is decreased by loan losses, net of recoveries. The provision for loan losses is based on management’s evaluation of current and anticipated economic conditions, changes in the character and size of the loan portfolio, and other indicators. The balance in the allowance for loan losses is considered adequate by management to absorb any reasonably foreseeable loan losses.

The following table reflects the allocation of the allowance for loan losses and the percentage of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

	2002		2001		2000		1999		1998
	Amt.	Percent of Loans in Category to Total Loans	Amt.	Percent of Loans in Category to Total Loans	Amt.	Percent of Loans in Category to Total Loans	Amt.	Percent of Loans in Category to Total Loans	Amt.	Percent of Loans in Category to Total Loans
	(Dollars in Thousands)

Commercial, Financial & Agricultural	$873	19.7%	$749	16.6%	$924	15.7%	$929	16.7%	$1,079	18.4%
Real Estate-Construction	25	1.1%	51	2.8%	75	2.1%	72	4.2%	13	2.2%
Real Estate-Residential	371	42.2%	283	40.4%	202	42.7%	154	38.5%	203	37.7%
Real Estate-Commercial	737	29.9%	612	30.3%	416	30.0%	549	32.3%	372	32.6%
Consumer	5	3.9%	27	4.8%	39	5.2%	29	5.5%	29	6.2%
Municipal Tax Exempt Loans	0	2.8%	0	4.9%	0	3.9%	34	2.3%	0	1.9%
Other	2	0.4%	0	0.2%	0	0.4%	0	0.5%	0	1.0%
Unallocated	0	0.0%	274	0.0%	257	0.0%	365	0.0%	239	0.0%

Total	$2,013	100.0%	$1,996	100.0%	$1,913	100.0%	$2,132	100.0%	$1,935	100.0%

The Bank formally determines the adequacy of the allowance on a quarterly basis. This determination is based on assessment of credit quality or “risk rating” of loans by senior management which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated and reviewed periodically. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS114”). Impaired loans receive individual evaluation of the allowance necessary on a quarterly basis. The Bank’s Loan Policy states that when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note, the loan is considered impaired.

Commercial loans and residential mortgages are considered to be impaired under any one of the following circumstances: non-accrual status; loans over 90 days delinquent; troubled debt restructures consummated after December 31, 1994; or Loans classified as “doubtful”, meaning that they have weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The individual allowance for each impaired loan is based upon an assessment of the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The loss factor applied as a general allowance is determined by a periodic analysis of the Allowance for Loan Losses. This analysis considers historical loan losses and delinquency figures. It also looks at delinquency trends.

Concentrations of credit and local economic factors are also evaluated on a periodic basis. Historical average net losses by loan type are examined and any identified trends are assessed. The Bank’s loan mix over that same period of time is also analyzed. A loan loss allocation is made for each type of loan and multiplied by the loan mix percentage for each loan type to produce a weighted average factor.

At December 31, 2002, the allowance for loan losses totaled $2,013,000 representing 349% of nonperforming loans which totaled $576,000 and 1.1% of total loans of $191,394,000. This compared to $1,996,000 representing 592% of nonperforming loans which totaled $337,000 and 1.1% of total loans of $177,964,000 at December 31, 2001. A total of $532,000 of loans were charged off by the Bank during 2002 as compared to $102,000 charged off during 2001. A total of $245,000 was recovered of previously charged off loans during 2002 compared to $51,000 recovered during 2001. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. Additionally, with expectations of the Bank to continue to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Deposits

The following table shows the average deposits and average interest rate paid for the last three years:

	2002		2001		2000
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand Deposits	$57,136,552	0.00%	$54,856,183	0.00%	$50,971,687	0.00%

NOW Accounts	54,832,795	0.75%	44,901,938	1.21%	36,204,513	1.22%

Money Market Accounts	38,762,971	1.71%	29,383,209	2.86%	24,944,602	3.25%

Savings Deposits	62,811,458	1.43%	54,669,418	2.74%	46,542,275	3.19%

Time Deposits $100,000 and over	10,171,093	3.72%	8,466,586	5.16%	6,263,459	5.57%

Other Time Deposits	51,526,171	3.85%	53,526,752	5.29%	52,445,982	5.16%

Total	$275,241,040	1.58%	$245,804,086	2.50%	$217,372,518	3.48%

As of December 31, 2002, the Bank had certificates of deposit in amounts of $100,000 and over, aggregating $8,733,740. These certificates of deposit mature as follows:

Maturity	Amount
3 months or less	$2,201,134
Over 6 months through 12 months	5,504,925
Over 12 months	1,027,681

Total	$8,733,740

Return on Equity and Assets

	Year ended December 31,
	2002	2001	2000
Return on average total assets (net income divided by average total assets)	.79%	.94%	1.12%

Return on average stockholders’ equity (net income divided by average stockholders’ equity)	9.78%	10.68%	12.63%

Dividend payout ratio (total declared dividends divided by net income)	61.27%	48.68%	39.55%

Equity to assets ratio (average stockholders’ equity as a percentage of average total assets)	8.04%	8.79%	8.87%

Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for 2002 and 2001 as follows:

	2002 Quarters Ended
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except earnings per share)
Interest and dividend income	$4,438	$4,296	$4,208	$3,956
Interest expense	1,282	1,154	1,025	875

Net interest and dividend income	3,156	3,142	3,183	3,081
Provision for loan losses	66	80	69	89
Other income	828	903	996	1,094
Other expense	3,117	3,293	3,149	2,804

Income before income taxes	801	672	961	1,282
Income tax expense	268	250	361	455

Net income	$533	$422	$600	$827

Basic earnings per common share	$0.31	$0.24	$0.34	$0.46
Earnings per common share assuming dilution	$0.29	$0.23	$0.32	$0.44

	2001 Quarters Ended
	March 31	June 30	Sept 30	Dec 31
	(in thousands, except earnings per share)
Interest and dividend income	$4,677	$4,672	$4,593	$4,383
Interest expense	1,532	1,572	1,584	1,443

Net interest and dividend income	3,145	3,100	3,009	2,940
Provision for loan losses	0	45	45	45
Other income	682	781	764	910
Other expense	2,706	2,804	2,624	2,930

Income before income taxes	1,121	1,032	1,104	875
Income tax expense	426	384	415	349

Net income	$695	$648	$689	$526

Basic earnings per common share	$0.41	$0.38	$0.40	$0.30
Earnings per common share assuming dilution	$0.38	$0.35	$0.37	$0.29

Short-Term Borrowings

The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank’s business. Federal funds purchased represent daily transactions which the Bank uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily reflecting existing market conditions. Listed below are the short term borrowings during 2002, 2001 and 2000.

	2002	2001	2000
Average year to date balance:	-0-	$212,917	$45,082
Rate	N/A	6.10%	5.99%

ITEM 2. PROPERTIES

The Bank’s main office (15,000 square feet) at 240 Cabot Street, Beverly, Massachusetts is owned by the Bank. The Bank completed renovations in 1988 which has enhanced the Bank’s ability to effectively serve its customer base.

The Bank’s Operation Center (12,000 square feet) is located at 246 Cabot Street, immediately adjacent to the Bank’s main office, and is owned by Cabot Street Realty Trust. The Operations Center provides a loan center and an on-site item processing facility for the Bank.

The Bank’s South Hamilton office, built in 1991 (2,382 square feet) at 25 Railroad Avenue, South Hamilton, Massachusetts is owned by the Corporation. The office is part of a four-unit condominium. The three other units are owned by third parties.

The Bank’s Topsfield office (2,310 square feet) at 15 Main Street, Topsfield, Massachusetts is rented by the Bank from a third party with a term that expires February 2005 with an additional (1) five-year renewal period. The 2002 annual rent was $44,551.

The Bank’s North Beverly Plaza office (5,126 square feet) at 63 Dodge Street, Beverly, Massachusetts is leased by the Bank from a third party with a term that expires October 2006. The rent for 2002 was $42,075.

The Bank, in 1997, established a full-service Branch Office, at Cummings Center (3,502 square feet), Cummings Center, 100 Cummings Center-Suites 101M and 101N, Beverly, Massachusetts. The 2002 rent for the Cummings Center Branch was $74,077 with a term that expires September 2006.

The Bank, in January 2000, established a full-service branch office (1,250 square feet) at 11 Summer Street, Manchester-by-the-Sea, Massachusetts. The 2002 rent for the Manchester Branch Office is $59,733 with a term that expires December 2029.

The Bank has ten automated teller machines (“ATMs”) in Massachusetts of which three are stand alone and are located at Beverly Hospital, Herrick Street, Beverly; Crosby’s Market, Manchester-by-the-Sea; Cummings Center parking lot, 100 Cummings Center, Beverly, along with eight cash dispensing machines.

The Bank maintains two high school branches: Hamilton-Wenham Regional High School (340 square feet) at Bay Road, Hamilton, Massachusetts; and Beverly High School (491 square feet) at Sohier Road, Beverly, Massachusetts.

In Management’s opinion, all properties occupied by the Bank are in good condition, and are adequate at present and for the foreseeable future for the purposes for which they are being used and are properly insured.

ITEM 3. LEGAL PROCEEDINGS

There are no pending material legal proceedings other than ordinary routine litigation incidental to normal business to which the Corporation or the Bank is a party or to which any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no active trading in the Corporation’s Common Stock which is not listed on any public exchange or the National Association of Securities Dealers National Market System, or the Small Cap Market System. However, the Common Stock of Beverly National Corporation is traded on the Over-the-Counter Bulletin Board and the Stock Symbol is (“BVNC”).

The following table sets forth, to the best knowledge of Management the representative prices, for each quarterly period during the last two years. The sale prices of these market trades are based on private transactions that management is aware of and transactions reported on Bloomberg.

	2002	2001
Quarter ended March 31,	$15.64 - $17.14	$14.00 - $16.13
Quarter ended June 30,	$18.06 - $21.58	$16.10 - $17.00
Quarter ended Sept. 30,	$20.40 - $22.25	$16.00 - $18.50
Quarter ended Dec. 31,	$20.25 - $21.75	$15.50 - $17.00

Holders

The number of record holders of the Corporation’s common stock was 642 as of March 14, 2003.

Dividends

The Corporation declared quarterly cash dividends of $.20 per share plus a 200th anniversary special dividend of $.05 and a stock dividend of 5% on its outstanding common stock, which amounted to an aggregate dividend per share of $.85 during 2002 and a $.76 dividend per share during 2001. Adjusted for the 5% stock dividend, dividends paid per share were $.83 per share in 2002 and $.72 per share in 2001.

The Corporation’s ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and Massachusetts corporate law. As a practical matter, the Corporation’s ability to pay dividends is generally limited by the Bank’s ability to dividend funds to the Corporation.

For restrictions on the ability of the Bank to pay dividends to the Corporation, see Note 14, of the Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	227,709	$11.89	41,835
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	227,709	$11.89	41,835

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years.

	Year Ended December 31,
	2002	2001	2000	1999	1998
EARNINGS DATA
Interest Income	$16,898,329	$18,325,058	$17,395,501	$15,360,501	$15,245,775
Interest Expense	4,336,495	6,131,212	5,796,687	5,208,819	5,605,696
Net Interest Income	12,561,834	12,193,846	11,598,814	10,151,682	9,640,079
Provision for Loan Losses	303,890	135,000	0	0	0
Non Interest Income	3,821,301	3,136,652	2,844,528	2,609,112	2,211,229
Non Interest Expense	12,363,426	11,063,680	10,174,946	9,170,814	8,473,991
Income Before Income Taxes	3,715,819	4,131,818	4,268,396	3,589,980	3,377,317
Income Taxes	1,334,301	1,574,209	1,567,405	1,357,339	1,237,406
Net Income	2,381,518	2,557,609	2,700,991	2,232,641	2,139,911

PER SHARE DATA*
Net Income-Basic	$1.35	$1.49	$1.59	$1.36	$1.32
Net Income-Diluted	$1.28	$1.39	$1.48	$1.23	$1.18
Cash Dividends	$0.83	$0.72	$0.63	$0.54	$0.43
Book Value (at end of period)	$14.24	$14.03	$13.26	$12.22	$11.54

BALANCE SHEET DATA
Total Assets	310,528,354	310,328,758	264,103,525	221,437,654	215,030,304
Loans	193,406,867	179,960,227	171,331,168	148,985,964	134,181,179
Allowance for Loan Losses	2,012,578	1,996,376	1,912,696	2,132,386	1,934,541

Loans, Net of Allowance	191,394,289	177,963,851	169,418,472	146,853,578	132,246,638
Investments	56,857,708	77,895,916	55,799,644	47,829,036	48,139,444
Deposits	281,261,976	284,017,818	238,874,861	199,228,713	193,549,414
Stockholders’ Equity	25,433,145	23,561,564	22,735,232	20,218,279	18,939,613

FINANCIAL RATIOS
Return on Average Assets	0.79%	0.94%	1.12%	1.03%	1.03%
Return on Average Equity	9.78%	10.68%	12.63%	11.44%	11.99%
Net Interest Margin	4.53%	4.88%	5.24%	5.07%	5.02%
Leveraged Capital Ratio	7.87%	8.59%	9.41%	9.44%	8.86%

*	Per share information has been adjusted to reflect the June 2002 5% stock dividend.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

The total assets of the Corporation as of December 31, 2002, amounted to $310,528,354 as compared to $310,328,758 at December 31, 2001. This increase amounted to $199,596 or 0.1%.

The total assets of the Corporation as of December 31, 2001, amounted to $310,328,758 as compared to $264,103,525 at December 31, 2000. This increase amounted to $46,225,233 or 17.5%.

The economy of the Corporation’s market area is considered stable. However, there are no apparent economic factors which suggest that significant improvements in economic conditions in the local market area are likely.

Investment Portfolio

The securities reported in Available-for-Sale are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. The securities reported in Securities-Held-to-Maturity are carried at amortized cost.

Securities-Held-to-Maturity

The investments in Securities-Held-to-Maturity totaled $1,046,308 at December 31, 2002 as compared to $1,151,513 at December 31, 2001. This is a decrease of $105,205 or 9.1%. State and municipal obligations held to maturity totaled $546,308 at December 31, 2002, as compared to $651,513 at December 31, 2001. This decrease totaled $105,205 or 16.1%.

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

It is management’s intent to hold those securities designated as held-to-maturity in the investment securities portfolio until maturity. The strategic maturity spread of the portfolio includes consideration of foreseeable events and liquidity conditions.

Securities-Available-for-Sale

The balance of Securities-Available-for-Sale totaled $54,969,100 as of December 31, 2002 as compared to the balance of Securities-Available-for-Sale, which totaled $75,916,103 as of December 31, 2001, a decrease of $20,947,003 or 27.6%. These investments are primarily comprised of short to medium term U.S. Government Agencies and mortgage backed securities in 2002.

The balance of Securities-Available-for-Sale totaled $75,916,103 as of December 31, 2001 as compared to the balance of Securities-Available-for-Sale, which totaled $37,934,262 as of December 31, 2000, an increase of $37,981,841 or 100.1%. These investments are primarily comprised of short to medium term U.S. Treasury and U.S. Government Agency Securities in 2001. This position is designed to give the Bank flexibility in managing liquidity needs.

Federal Funds Sold

The balance of federal funds sold totaled $33,000,000 at December 31, 2002 in comparison to $24,000,000 at December 31, 2001 and in comparison to $1,000,000 at December 31, 2000, reflecting the growth of core deposits, which strengthened the Bank’s liquidity position.

Loans

Net Loans at December 31, 2002, totaled $191,394,289 as compared to $177,963,851 at December 31, 2001. This increase was $13,430,438 or 7.6%.

Commercial Loans totaled $37,902,656 at December 31, 2002, as compared to $29,725,011 at December 31, 2001. This is an increase of $8,177,645 or 27.5%. This is attributed to increased business from merged banks in the area. The growth in the Bank’s loan portfolio has been primarily in the commercial real estate and commercial portfolios. Municipal loans totaled $6,110,134 at December 31, 2002, as compared to $9,143,907 at December 31, 2001. This is a decrease of $3,033,773 or 33.2%, which can be attributed to increased competition in the municipal local lending market. Real estate residential loans, excluding mortgage loans held for sale, totaled $81,245,275 at December 31, 2002, as compared to $72,577,156 at December 31, 2001. This is an increase of $8,668,119 or 11.9%. The increase of residential mortgage loan balances can be attributed to the low interest rate environment, where mortgages have been refinanced to long term fixed rates. A total of $15,982,444 residential real estate mortgages were sold in the secondary market in 2002. Real estate commercial loans totaled $57,702,355 at December 31, 2002 as compared to $54,496,797 at December 31, 2001, representing an increase of $3,205,558 or 5.9%. There has been increased competition for commercial loans, from both traditional and non-traditional sources, during both 2002 and 2001. Consumer loans totaled $7,576,333 at December 31, 2002, as compared to $8,570,970 at December 31, 2001. This is a decrease of $994,637 or 11.6%.

Net Loans at December 31, 2001, totaled $177,963,851 as compared to $169,418,472 at December 31, 2000. This increase was $8,545,379 or 5.0%.

Commercial Loans totaled $29,725,011 at December 31, 2001, as compared to $26,985,224 at December 31, 2000. This is an increase of $2,739,787 or 10.2%. The growth in the Bank’s loan portfolio has been primarily in the municipal, commercial real estate, and commercial portfolios. Municipal loans totaled $9,143,907 at December 31, 2001, as compared to $6,625,815 at December 31, 2000. This is an increase of $2,518,092 or 38.0%, which can be attributed to increased efforts in municipal lending activity. Real estate residential loans, excluding mortgage loans held for sale, totaled $72,577,156 at December 31, 2001, as compared to $72,905,875 at December 31, 2000. This is a decrease of $328,719 or 0.5%. The decrease of residential mortgage loan balances can be attributed to the low interest rate environment, where mortgages have been refinanced to long term fixed rates of which the Bank has sold. A total of $8,857,238 residential real estate mortgages were sold in the secondary market in 2001. Real estate commercial loans totaled $54,496,797 at December 31, 2001 as compared to $51,360,964 at December 31, 2000, representing an increase of $3,135,833 or 6.1%. There has been increased competition for commercial loans, from both traditional and non-traditional sources, during both 2001 and 2000.

Consumer loans totaled $8,570,970 at December 31, 2001, as compared to $8,857,132 at December 31, 2000. This is a decrease of $286,162 or 3.2%.

There are no industry concentrations in the Bank’s loan portfolio. The Corporation is however exposed to geographic concentrations as the majority of the Bank’s loan portfolio is composed of loans secured by real estate located in the Bank’s market area.

Premises and Equipment

Premises and equipment totaled $4,417,696 at December 31, 2002 as compared to $4,876,282 at December 31, 2001. This is a net decrease of $458,586 or 9.4%, which can be attributed to the depreciation.

Premises and equipment totaled $4,876,282 at December 31, 2001, as compared to $5,140,697 at December 31, 2000. This is a net decrease of $264,415 or 5.1%, which can be attributed to the depreciation.

Deposits

Deposits totaled $281,261,976 at December 31, 2002, as compared to $284,017,818 at December 31, 2001. The decrease of $2,755,842 or 1.0% can be attributed to deposit products being priced competitively as part of the Bank’s efforts to shift its mix of deposits away from higher cost time deposits toward deposits other than time deposits (core deposits) to increase market share of core deposits. The Bank has focused on growth of its core deposit bank. The continued growth of the core deposits is attributable to the ongoing effort to develop and broaden financial relationships with our customers. Time deposits totaled $56,490,854 at December 31, 2002 as compared to $67,160,704 at December 31, 2001. This is a decrease of $10,669,850 or 15.9%. The decrease of high cost deposits was partially offset by lower cost core deposits.

Deposits totaled $284,017,818 at December 31, 2001, as compared to $238,874,861 at December 31, 2000. The increase of $45,142,957 or 18.9% can be attributed to deposit products being priced competitively to increase market share. The continued growth of the core deposits is attributable to the ongoing effort to develop and broaden financial relationships with our customers.

Capital

The increase in capital during 2002 of $1,871,581 can be attributed to internal capital growth of $922,354 (net income less dividends) and exercised stock options and related activity of $989,327. During the year 2002, the Corporation repurchased 17,500 shares of its common stock through a private transaction for an aggregate repurchase price of $389,375. The positive change in the net unrealized gain (net of tax) for the available-for-sale securities totaled $88,568.

The increase in capital during 2001 of $826,332 can be attributed to internal capital growth of $1,312,605 (net income less dividends) and exercised stock options and related activity of $194,647. During the year 2001, the Corporation repurchased 51,000 shares of its common stock through both private and public transactions for an aggregate repurchase price of $801,270. The positive change in the net unrealized gain (net of tax) for the available-for-sale securities totaled $120,350.

Consolidated Statements of Income

Net Interest Income

Net interest and dividend income totaled $12,561,834 for the year ended December 31, 2002, as compared to $12,193,846 for the year ended December 31, 2001. This increase was $367,988 or 3.0%. The interest income, interest expense and increased provision described below create this occurrence.

Net interest and dividend income totaled $12,193,846 for the year ended December 31, 2001, as compared to $11,598,814 for the year ended December 31, 2000. This increase was $595,032 or 5.1%.

Loan Income

Interest and fees on loans totaled $13,690,790 for the year ended December 31, 2002, as compared to $14,344,436 for 2001. This is a decrease of $653,646 or 4.6% which is attributable to decreased interest rates despite the increased volume of loans.

Interest and fees on loans totaled $14,344,436 for the year ended December 31, 2001, as compared to $13,655,468 for 2000. This is an increase of $688,968 or 5.1%. The growth of loan income is primarily the result of increased volume of loans.

Investment Securities Income

Taxable investment securities income for the 12 months ended December 31, 2002, totaled $2,807,555 as compared to $3,317,212 for the same time period in 2001. This is a decrease of $509,657 or 15.4%. The decrease is the result of bonds which were called or sold during 2002. The average balance of taxable investments of government agencies and mortgage backed securities increased in 2002 and the investments purchased during the year were invested at lower rates, due to the interest rate environment.

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

Tax exempt investment securities income for the 12 months ended December 31, 2002, totaled $27,650 as compared to $44,258 for the same period in 2001. This is a decrease of $16,608 or 37.5%. Investment in tax exempt bonds have been limited to those communities and political subdivisions within the Corporation’s market area.

Other Interest Income

Other interest income totaled $358,438 for the 12 months ended December 31, 2002, as compared to $612,084 for the same time period in 2001, a decrease of $253,646 or 41.4%. This decrease is attributable to a lower interest rate environment, although the Corporation kept a higher volume of federal funds sold.

Other interest income totaled $612,084 for the 12 months ended December 31, 2001, as compared to $543,306 for the same time period in 2000, an increase of $68,778 or 12.7%. This increase is attributable to a higher volume of federal funds sold in a lower interest rate environment.

Interest Expense

Interest expense on deposits totaled $4,336,495 for the year ended December 31, 2002, as compared to $6,118,235 for the year ended December 31, 2001. This is a decrease of $1,781,740 or 29.1%. The decrease of certificate of deposit balances along with core deposit growth created a lower interest expense in a lower interest rate environment. The interest expense on short-term borrowings for the 12 months ended December 31, 2002 totaled $ -0-, as compared to $12,977 for the 12 months ending December 31, 2001. This decrease of $12,977 is due to no borrowing in 2002.

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

Loan Loss Provision

There was a $303,890 provision to the allowance for loan losses (“ALLL”) for the 12 month period ended December 31, 2002 and $135,000 provision for the same period in 2001. The 2002 provision was warranted due to the continued growth of the loan portfolio. An additional factor contributing to the need for an increased provision during 2002 included management’s evaluation of economic conditions at the national level. At December 31, 2002 the Corporation’s allowance for loan losses was $2,012,578 representing 1.0% of gross loans and mortgages held for sale, as compared to $1,996,376, representing a ratio of .81% of total loans at December 31, 2001. The ratio reflects the continued growth in the loan portfolio.

The Corporation’s non-accrual loans totaled to $574,569 at December 31, 2002, as compared to $336,906 at December 31, 2001. Combined non-accrual loans and past due loans 90 days or more remained low and amounted to $575,229 at December 31, 2002, as compared to $336,906 at December 31, 2001.

The ratio of non-performing assets to total loans, mortgages held for sale and other real estate owned (“OREO”) was 0.30% for December 31, 2002, as compared to 0.19% as of December 31, 2001. The ratio of allowance for loan losses to non-performing assets equaled 349.9% at December 31, 2002, as compared to 592.5% at December 31, 2001.

Loans totaling $532,664 were charged off by the Corporation during 2002 as compared to $102,071 charged off during the corresponding period in 2001. These charge-offs consisted primarily of loans to small businesses. Recoveries of loans previously charged off totaled $244,976 during 2002 as compared to $50,751 during the corresponding period in 2001. Management does not consider either the increase in charged off loans or the increase of recoveries of previously charged off loans to be indicative of any trends.

There was a $135,000 provision to the allowance for loan losses for the 12 month period December 31, 2001 and no provision for the same period in 2000. The 2001 provision was warranted due to the continued growth of the loan portfolio. An additional factor contributing to the need for a provision during 2001 included management’s evaluation of economic conditions at the national level. At December 31, 2001 the Corporation’s allowance for loan losses was $1,996,376 representing 1.1% of gross loans, as compared to $1,912,696, representing a ratio of 1.1% of total loans at December 31, 2000. The ratio reflects the continued growth in the loan portfolio and ALLL during 2001.

The Corporation’s non-accrual loans totaled to $336,906 at December 31, 2001, as compared to $414,892 at December 31, 2000. Combined non-accrual loans and past due loans 90 days or more remained low and amounted to $336,906 at December 31, 2001, as compared to $414,892 at December 31, 2000.

The ratio of non-performing assets to total loans, mortgages held for sale and other real estate owned (“OREO”) was 0.19% for December 31, 2001, as compared to 0.24% as of December 31, 2000. The ratio of allowance for loan losses to non-performing assets equaled 592.5% at December 31, 2001, as compared to 461.0% at December 31, 2000.

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

Non-Interest Income

Non-interest income totaled $3,821,301 in 2002 as compared to $3,136,652 in 2001. Income from fiduciary activities totaled $1,612,911 for the 12 months ended December 31, 2002, as compared to $1,714,760 for the same time period in 2001, a decrease of $101,849 or 5.9%. Earnings from recurring fiduciary income decreased due to market value erosion. Service charges and other deposit fee income totaled $882,538 for the 12 months ending December 31, 2002 as compared to $755,772 for the same time period in 2001. This increase of $126,766 can be attributed to additional services and a higher volume of accounts. Other income totaled $1,026,285 for the 12 months ended December 31, 2002 as compared to $666,120 for the same period in 2001. Income from security gains totaled $299,567 for the 12 months ended December 31, 2002 as compared to no security gains for the 12 months ended December 31, 2001.

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

Other Expense

The total non-interest expense totaled $12,363,426 for 2002 as compared to $11,063,680 in 2001. This is an increase of $1,299,746 or 11.75%. Salaries and benefits expense increased $1,021,869 or 16.8% primarily due to transition of the chief executive officer and additional personnel costs associated to retail, processing and trust. Occupancy expense decreased $81,668 or 7.5%. This decrease represents lower repairs and maintenance costs. Equipment costs increased $90,271 or 14.9% and can be attributed to check processing equipment and continued upgrades of computer equipment to support the technology of the commercial and consumer banking operations, as well as the trust department operating systems. Data Processing costs totaled $560,510 for the twelve months ended December 31, 2002 as compared to $550,863 for the same period in 2001. This increase is due to additional services and products introduced. Stationery and supplies costs totaled $223,093 for the twelve months ended December 31, 2002 as compared to $244,152 for the same period in 2001. Professional fees increased $145,411 or 42.9% due to executive search fees primarily. Marketing and Public Relations decreased $71,711 or 15.7%. Other expenses totaled $1,730,699 for 2002 as compared to $1,566,985 in 2001, an increase of $163,714 or 10.4%.

The total non-interest expense totaled $11,063,680 for 2001 as compared to $10,174,946 in 2000. This is an increase of $888,734 or 8.7%. Salaries and benefits expense increased $623,817 or 11.4%, primarily because of additional personnel in the retail, insurance, trust and commercial loan areas. Occupancy expense increased $62,870 or 6.1%. This increase represents higher rents along with additional repairs and maintenance. Equipment costs increased $35,248 or 6.2% and can be attributed to check processing equipment and continued upgrades of computer equipment to support the technology of both the Bank and Trust Department operating systems. Data Processing costs totaled $550,863 for the twelve months ended December 31, 2001 as compared to $427,868 for the same period in 2000. This increase is due to higher contractual costs along with additional services and products introduced. Stationery and supplies costs totaled $244,152 for the twelve months ended December 31, 2001 as compared to $215,021 for the same period in 2000. Professional fees increased $64,203 or 23.3% due to retail studies, sales training and retirement services. Marketing and Public Relations increased $94,413 or 26.1% as commitments to the local communities have increased for the celebration of the Bank’s 200th anniversary. Other expenses totaled $1,566,985 for 2001 as compared to $1,598,977 in 2000 a decrease of $31,992 or 2.0%, which can be attributed to a decrease in tuition, publications and donation expense.

Income Taxes

Income tax expense totaled $1,334,301 for the year ended December 31, 2002 as compared to $1,574,209 for the same time period in 2001. This decrease reflects the decrease of taxable income.

Income tax expense totaled $1,574,209 for the year ended December 31, 2001 as compared to $1,567,405 for the same time period in 2000. This increase reflects the increase of taxable income.

Net Income

Net income was $2,381,518 for 2002 as compared to $2,557,609 for 2001, which is a decrease of $176,091 or 6.9%.

Net income was $2,557,609 for 2001 as compared to $2,700,991 for 2000, which is a decrease of $143,382 or 5.3%.

Capital Resources

As of December 31, 2002, the Corporation had total capital in the amount of $25,433,145 as compared with $23,561,564 at December 31, 2001, which represents an increase of $1,871,581 or 7.9%. The Corporation repurchased 119,148 shares of its common stock which were placed in treasury stock. The capital ratios of the Corporation and the Bank exceed applicable regulatory requirements (see Note 14 to the Financial Statements).

Banks and bank holding companies are generally required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their adjusted total assets. As of December 31, 2002, the Bank’s Tier 1 capital amounted to 6.78% as compared to 7.10% of total average assets at December 31, 2001.

Similarly, the Corporation’s Tier I capital amounted to 7.87% at December 31, 2002 as compared to 8.59% at December 31, 2001. Banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At December 31, 2002, the Bank’s ratio of risk based capital to risk weighted assets amounted to 11.03% for Tier 1 and 12.10% for total capital, which satisfies the applicable risk-based capital requirements. At December 31, 2001, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 11.83% for Tier 1 and 12.97% for total capital. Similarly, the Corporation’s ratio of risk-based capital to risk-weighted assets, at December 31, 2002, amounted to 12.74% for Tier I and 13.79% for total capital which exceeds all applicable regulatory requirements. At December 31, 2001, the Corporation’s ratio of risk-based capital to risk-weighted assets amounted to 13.24% for Tier 1 and 14.36% of total capital. In the opinion of management, capital levels are adequate to meet the presently foreseeable needs of the Corporation and the Bank.

As of December 31, 2001, the Corporation had total capital in the amount of $23,561,564 as compared with $22,735,232 at December 31, 2000, which represents an increase of $826,332 or 3.6%. The Corporation repurchased 51,000 shares of its common stock which were placed in treasury stock.

Banks and bank holding companies are generally required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their adjusted total assets. As of December 31, 2001, the Bank’s Tier 1 capital amounted to 7.10% as compared to 7.71% of total average assets at December 31, 2000. Similarly, the Corporation’s Tier I capital amounted to 8.59% at December 31, 2001 as compared to 9.41% at December 31, 2000. Banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At December 31, 2001, the Bank’s ratio of risk based capital to risk weighted assets amounted to 11.83% for Tier 1 and 12.97% for total capital, which satisfies the applicable risk-based capital requirements. At December 31, 2000, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 12.13% for Tier 1 and 13.33% for total capital. Similarly, the Corporation’s ratio of risk-based capital to risk-weighted assets, at December 31, 2001, amounted to 13.24% for Tier I and 14.36% for total capital which exceeds all applicable regulatory requirements. At December 31, 2000, the Corporation’s ratio of risk-based capital to risk-weighted assets amounted to 14.01% for Tier 1 and 15.19% of total capital. In the opinion of management, capital levels are adequate to meet the presently foreseeable needs of the Corporation and the Bank.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Total securities maturing in one year or less amounted to approximately $3,134,580 or 5.7% at December 31, 2002 of the investment securities portfolio, and $1,105,600 at December 31, 2001, representing 1.4% of the investment securities portfolio. Total securities maturing in one year or less amounted to approximately $9,361,722 at December 31, 2000, representing 16.8% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity.

The Corporation’s goals are to be substantially neutral with respect to interest rate sensitivity, and to maintain a net cumulative gap at one year or less than 15% of total earning assets. The Corporation believes that it is successfully managing its interest rate risk consistent with these goals. Listed below is a gap analysis as of December 31, 2002 by re-pricing date or maturity.

Gap Analysis

	0-31 Days	1-3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
	(Dollars in Thousands)
ASSETS
Investments	$0	$0	$105	$0	$665	$276
Investments Available for Sale(2)	1,972	11,303	8,216	5,413	9,889	18,664
Interest Bearing Demand Deposits	153	0	0	0	0	0
Fed Funds Sold	33,000	0	0	0	0	0
Total Loans(1)	20,493	5,079	4,746	15,700	73,284	74,105
Mortgages Held for Sale	0	4	8	17	154	1,439

Total Earning Assets	55,618	16,386	13,075	21,130	83,992	94,484

LIABILITIES
Non-interest Bearing Deposits	0	0	0	0	0	59,918
Savings	0	0	20,864	0	42,299	0
NOW Accounts	0	0	20,276	0	41,166	0
Money Market Accounts	40,223	0	0	0	0	0
Time Deposits $100,000 and over	880	1,297	3,089	1,791	1,028	0
Other Time Deposits	3,745	6,836	10,142	15,357	12,368	95

Total Deposits	44,848	8,133	54,371	17,148	96,861	60,013
Borrowings	0	0	0	0	0	0

Total Deposits & Borrowings	44,848	8,133	54,371	17,148	96,861	60,013

Net Asset (Liability) Gap	$10,770	$8,253	$(41,296)	$3,982	$(12,869)	$34,471

Cumulative Gap	$10,770	$19,023	$(22,273)	$(18,291)	$(31,160)	$3,311

% Cumulative Gap	3.78%	6.68%	(7.82%)	(6.42%)	(10.95%)	1.16%

(1)	Includes net deferred loan costs
(2)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock

Forward Looking Statements

This Form 10-K and future filings made by the Corporation with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Corporation and the Bank, and oral statements made by executive officers of the Corporation and the Bank, may include forward-looking statements relating to such matters as:

(a)	assumptions concerning future economic and business conditions and there effect on the economy in general and on the markets in which the Corporation and the Bank do business, and
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

The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may effect the operation, performance, development and results of the Corporation’s and Bank’s business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;
(b)	changes in the legislative and regulatory environment that negatively impact the Corporation and Bank through increased operating expenses;
(c)	increased competition from other financial and non-financial institutions;
(d)	the impact of technological advances; and
(e)	other risks detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on the Corporation’s and the Bank’s financial position and results of operation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices. In particular, the market price of interest-earning assets may be affected by changes in interest rates. Since net interest income (the difference or spread between the interest earned on loans and investments and the interest paid on deposits and borrowings) is the Corporation’s primary source of revenue, interest rate risk is the most significant non-credit related market risk to which the Corporation is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of the Corporation’s assets and liabilities.

Interest rate risk is the exposure of net interest income to adverse movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

The Corporation’s Asset/Liability Management Committee, comprised of the President of the Corporation, Chief Financial Officer, Senior Lending Officer, marketing, retail and finance Officers, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity, and capital. This committee meets weekly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions. This Asset/Liability Management Committee reports to the Risk Management Committee, which is comprised of several Directors, President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Senior Vice President and Senior Lender, which review the above risk on a quarterly basis.

The Corporation is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders equity) would increase because the Corporation is asset sensitive, the assets will reprice faster than liabilities. At December 31, 2002, it is estimated that an increase in interest rates of 200 basis points (for example, an increase in the prime rate from 4.25% to 6.25%) would increase the value of net assets by $4,546,812. If interest rates were to decrease, the value of net assets would also increase.

Although the value of net assets is subject to risk if interest rates rise (but not if rates fall) the opposite is true of the Corporation’s earnings. If interest rates were to increase, net interest income would increase because the Corporation has more interest-earning assets than it has interest-bearing liabilities. As a result, net interest income is instead subject to the risk of a decline in rates. Not only are there fewer interest-bearing liabilities to reprice, but many of these liabilities could not reprice much lower because the rates paid on them are already low. Accordingly, if interest rates were to decrease by 200 basis points (for example, a decrease in the prime rate from 4.25% to 2.25%) it is estimated that net interest income would decrease by $1,048,581. On the other hand, if interest rates were to increase, net interest income would increase.

At December 31, 2002, it was estimated that the value of the net assets of the Corporation would increase by $4,546,812 if interest rates were to increase by 200 basis points and that the Corporation’s net interest income would decline by $1,048,581 if interest rates were to decline by 200 basis points. The year-to-year change in these estimates is a result of a lengthening of the duration of the net assets of the Corporation.

ITEM 8.    FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Description	Page Reference
Consolidated Balance Sheets at December 31, 2002 and 2001	F-2

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000	F-3

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F-4-5

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6-7

Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000 including:	F-8-28

Parent Company Only Balance Sheets at December 31, 2002 and 2001	F-29

Parent Company Only Statements of Income for the years ended December 31, 2002, 2001 and 2000	F-30

Parent Company Only Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-31

The Board of Directors and Stockholders

Beverly National Corporation

Beverly, Massachusetts

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated balance sheets of Beverly National Corporation and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly National Corporation and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

January 6, 2003

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

ASSETS	2002	2001
Cash and due from banks	$17,228,634	$19,157,680
Interest bearing demand deposits with other banks	153,031	136,856
Federal funds sold	33,000,000	24,000,000

Cash and cash equivalents	50,381,665	43,294,536
Investments in available-for-sale securities (at fair value)	54,969,100	75,916,103
Investments in held-to-maturity securities (fair values of $1,046,308 as of December 31, 2002 and $1,151,513 as of December 31, 2001)	1,046,308	1,151,513
Federal Home Loan Bank stock, at cost	744,800	730,800
Federal Reserve Bank stock, at cost	97,500	97,500
Loans, net of the allowance for loan losses of $2,012,578 and $1,996,376, respectively	191,394,289	177,963,851
Mortgages held-for-sale	1,622,500	1,984,006
Premises and equipment	4,417,696	4,876,282
Accrued interest receivable	1,148,290	1,559,046
Other assets	4,706,206	2,755,121

Total assets	$310,528,354	$310,328,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$59,917,671	$63,525,176
Interest-bearing	221,344,305	220,492,642

Total deposits	281,261,976	284,017,818
Other liabilities	3,833,233	2,749,376

Total liabilities	285,095,209	286,767,194

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, par value $2.50 per share; authorized 2,500,000 shares; issued 1,905,321 shares as of December 31, 2002 and 1,696,698 shares as of December 31, 2001; outstanding, 1,785,841 shares as of December 31, 2002 and 1,599,574 shares as of December 31, 2001	4,763,303	4,241,745
Paid-in capital	5,852,014	3,079,528
Retained earnings	16,347,372	17,295,046
Treasury stock, at cost (119,480 shares as of December 31, 2002 and 97,124 shares as of December 31, 2001)	(1,618,112)	(1,228,737)
Accumulated other comprehensive income	88,568	173,982

Total stockholders’ equity	25,433,145	23,561,564

Total liabilities and stockholders’ equity	$310,528,354	$310,328,758

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Interest and dividend income:
Interest and fees on loans	$13,690,790	$14,344,436	$13,655,468
Interest and dividends on securities:
Taxable	2,807,555	3,317,212	3,121,270
Tax-exempt	27,650	44,258	63,653
Dividends on marketable equity securities	13,896	7,068	9,804
Other interest	358,438	612,084	545,306

Total interest and dividend income	16,898,329	18,325,058	17,395,501

Interest expense:
Interest on deposits	4,336,495	6,118,235	5,793,988
Interest on other borrowed funds		12,977	2,699

Total interest expense	4,336,495	6,131,212	5,796,687

Net interest and dividend income	12,561,834	12,193,846	11,598,814
Provision for loan losses	303,890	135,000

Net interest and dividend income after provision for loan losses	12,257,944	12,058,846	11,598,814

Other income:
Income from fiduciary activities	1,612,911	1,714,760	1,609,745
Service charges on deposit accounts	528,239	482,605	406,431
Other deposit fees	354,299	273,167	239,355
Gains on available-for-sale securities, net	299,567
Other income	1,026,285	666,120	588,997

Total other income	3,821,301	3,136,652	2,844,528

Other expense:
Salaries and employee benefits	7,114,194	6,092,325	5,468,508
Occupancy expense	1,014,490	1,096,158	1,033,288
Equipment expense	694,359	604,088	568,840
Contributions	156,191	112,919	224,870
Data processing fees	560,510	550,863	427,868
Marketing and public relations	385,200	456,911	362,498
Stationery and supplies	223,093	244,152	215,021
Professional fees	484,690	339,279	275,076
Other expense	1,730,699	1,566,985	1,598,977

Total other expense	12,363,426	11,063,680	10,174,946

Income before income taxes	3,715,819	4,131,818	4,268,396
Income taxes	1,334,301	1,574,209	1,567,405

Net income	$2,381,518	$2,557,609	$2,700,991

Earnings per common share (1)	$1.35	$1.49	$1.59

Earnings per common share, assuming dilution (1)	$1.28	$1.39	$1.48

(1) Restated 2001 and 2000 for 5% stock dividend in 2002.

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 1999	$4,055,045	$2,572,740	$14,349,652	$(427,467)	$(331,691)	$20,218,279
Comprehensive income:
Net income			2,700,991
Net change in unrealized holding loss on available-for-sale securities, net of tax effect					385,323
Comprehensive income						3,086,314
Tax benefit for stock options		94,206				94,206
Compensation expense relating to grants of common stock at prices less than market value		1,488				1,488
Dividends declared ($.63 per share)			(1,068,202)			(1,068,202)
Sale of 56,800 shares of common stock on exercise of stock options	142,200	260,947				403,147

Balance, December 31, 2000	4,197,245	2,929,381	15,982,441	(427,467)	53,632	22,735,232
Comprehensive income:
Net income			2,557,609
Net change in unrealized holding gain on available-for-sale securities, net of tax effect					120,350
Comprehensive income						2,677,959
Tax benefit for stock options		31,060				31,060
Compensation expense relating to grants of common stock at prices less than market value		40,757				40,757
Dividends declared ($.72 per share)			(1,245,004)			(1,245,004)
Sale of 17,800 shares of common stock on exercise of stock options	44,500	78,330				122,830
Purchases of treasury stock				(801,270)		(801,270)

Balance, December 31, 2001	4,241,745	3,079,528	17,295,046	(1,228,737)	173,982	23,561,564
Comprehensive income:
Net income			2,381,518
Other comprehensive loss, net of tax effect					(85,414)
Comprehensive income						2,296,104
Tax benefit for stock options		429,680				429,680
Compensation expense relating to grants of common stock at prices less than market value		5,009				5,009
Issuance of 5% common stock dividend	223,688	1,646,340	(1,870,028)
Dividends declared ($.83 per share)			(1,459,164)			(1,459,164)
Sale of 119,148 shares of common stock on exercise of stock options	297,870	691,457				989,327
Purchases of treasury stock				(389,375)		(389,375)

Balance, December 31, 2002	$4,763,303	$5,852,014	$16,347,372	$(1,618,112)	$88,568	$25,433,145

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

(continued)

Reclassification disclosure for the years ended December 31:

	2002	2001	2000
Other comprehensive income and reclassification disclosure for the years ended December 31:
Unrealized gains on securities
Net unrealized gain on available-for-sale securities	$301,107	$198,572	$652,316
Reclassification adjustment for realized gains in net income	(299,567)

	1,540	198,572	652,316
Income tax expense	(631)	(78,222)	(266,993)

	909	120,350	385,323

Minimum pension liability adjustment	(146,139)
Income tax (expense) benefit	59,816

	(86,323)

Other comprehensive income (loss), net of tax	$(85,414)	$120,350	$385,323

Accumulated other comprehensive income consists of the following as of December 31:
	2002	2001	2000
Net unrealized holding gains on available-for-sale securities, net of taxes	$174,891	$173,982	$53,632
Minimum pension liability adjustment, net of taxes	(86,323)

Accumulated other comprehensive income	$88,568	$173,982	$53,632

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$2,381,518	$2,557,609	$2,700,991
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in mortgages held-for-sale	72,020	(2,828,419)	(543,242)
Provision (benefit) for mortgages held-for-sale	(17,514)	21,861	(29,477)
(Increase) decrease in mortgage servicing rights assets	(75,088)	(45,094)	22,613
Increase (decrease) in loan participation servicing liability	(5,408)	(6,113)	26,535
Depreciation and amortization	725,955	694,470	641,844
Compensation expense relating to grants of common stock at prices less than market	5,009	40,757	1,488
Gains on available-for-sale investments, net	(299,567)
Provision for loan losses	303,890	135,000
Deferred tax benefit	(266,467)	(146,729)	(96,771)
(Increase) decrease in taxes receivable	198,980	404,405	(157,295)
(Increase) decrease in interest receivable	410,756	331,042	(621,347)
Increase (decrease) in interest payable	(184,320)	(4,241)	88,793
Increase in accrued expenses	70,046	54,870	220,739
(Increase) decrease in prepaid expenses	(78,915)	(120,861)	88,269
Increase in other liabilities	149,713	217,265	166,726
(Increase) decrease in other assets	28,067	(46,267)	9,225
Increase in cash surrender value of life insurance	(79,834)	(9,045)	(3,404)
Increase in RABBI Trust trading securities	(193,121)	(4,752)	(76,276)
Amortization (accretion) of securities, net	(6,669)	(329,462)	(159,385)
Gain on sales of assets, net	(703)	(612)	(723)
Change in deferred loan costs, net	(208,089)	(154,067)	(89,857)

Net cash provided by operating activities	2,930,259	761,617	2,189,446

Cash flows from investing activities:
Purchases of available-for-sale securities	(57,786,329)	(112,675,308)	(9,885,440)
Proceeds from sales of available-for-sale securities	14,771,292	857,170	577,884
Proceeds from maturities of available-for-sale securities	64,270,021	74,350,000	2,100,000
Purchases of held-to-maturity securities		(1,000,000)	(1,061,351)
Proceeds from maturities of held-to-maturity securities	105,000	16,994,500	1,110,000
Purchases of Federal Home Loan Bank stock	(14,000)	(94,600)
Loan originations and principal collections, net	(13,537,005)	(7,615,492)	(20,955,248)
Recoveries of loans previously charged off	244,976	50,751	129,659
Capital expenditures	(267,369)	(430,055)	(646,724)
Proceeds from sales of assets	73,493	61,862	73,039
Premiums paid on life insurance policies	(88,155)	(88,155)	(88,155)

Net cash provided by (used in) investing activities	7,771,924	(29,589,327)	(28,646,336)

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

(continued)

	2002	2001	2000
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	7,876,358	36,730,724	30,732,931
Net increase (decrease) in time deposits	(10,632,200)	8,412,233	8,913,217
Proceeds from exercise of stock options	989,327	122,830	403,147
Purchases of treasury stock	(389,375)	(801,270)
Dividends paid	(1,459,164)	(1,245,004)	(1,068,202)

Net cash provided by (used in) financing activities	(3,615,054)	43,219,513	38,981,093

Net increase in cash and cash equivalents	7,087,129	14,391,803	12,524,203
Cash and cash equivalents at beginning of year	43,294,536	28,902,733	16,378,530

Cash and cash equivalents at end of year	$50,381,665	$43,294,536	$28,902,733

Supplemental disclosures:
Mortgages held-for-sale transferred to loans	$307,000	$1,022,821	$1,721,764
Interest paid	4,520,815	6,135,453	5,707,894
Income taxes paid	1,401,788	1,316,533	1,821,471

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

NOTE 1—NATURE OF OPERATIONS

Beverly National Corporation (Corporation) is a state chartered corporation that was organized in 1984 to become the holding company of Beverly National Bank (Bank). The Corporation’s primary activity is to act as the holding company for the Bank. The Bank is a federally chartered bank, which was founded in 1802 and is headquartered in Beverly, Massachusetts. The Bank operates its business from six full service branches and two educational banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans. The Bank also operates a trust department that offers fiduciary and investment services.

NOTE 2—ACCOUNTING POLICIES

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

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, the Bank and Cabot Street Realty Trust and the Bank’s wholly-owned subsidiaries, Beverly Community Development Corporation and Hannah Insurance Agency, Inc. Cabot Street Realty Trust was formed for the purpose of real estate development. Beverly Community Development Corporation was formed to provide loans to small businesses and individuals in low income census tracts. Hannah Insurance Agency, Inc. was formed to market life insurance, disability insurance and long term care products. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposit accounts with other banks and federal funds sold.

Cash and due from banks as of December 31, 2002 and 2001 includes $10,964,000 and $6,225,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

—	Held-to-maturity securities are measured at amortized cost in the consolidated balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

—	Available-for-sale securities are carried at fair value on the consolidated balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

—	Trading securities are carried at fair value on the consolidated balance sheet. Unrealized holding gains and losses for trading securities are included in earnings.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

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

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield. The Corporation is amortizing these amounts over the contractual life of the related loans.

Residential real estate loans are generally placed on nonaccrual when reaching 120 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Financial Accounting Standards Board Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring.” These properties are carried at the lower of cost or fair value less estimated costs to sell. Any write down from cost to fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent write downs and gains or losses recognized upon sale are included in other expense.

The Corporation classifies loans as in-substance repossessed or foreclosed if the Corporation receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Corporation disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Corporation in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

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

INCOME TAXES:

The Corporation recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Corporation’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

STOCK BASED COMPENSATION:

At December 31, 2002, the Company has three stock-based employee compensation plans which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option plans except that compensation costs of $5,009 in 2002, $40,757 in 2001 and $1,488 in 2000 were charged against income for the Director’s plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year Ended December 31
	2002	2001	2000
Net income, as reported	$2,381,518	$2,557,609	$2,700,991
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	59,749	89,788	37,560

Pro forma net income	$2,321,769	$2,467,821	$2,663,431
Earnings per share:
Basic—as reported	$1.35	$1.49	$1.59
Basic—pro forma	$1.32	$1.44	$1.57
Diluted—as reported	$1.28	$1.39	$1.48
Diluted—pro forma	$1.25	$1.34	$1.46

SUPPLEMENTAL RETIREMENT PLAN:

In connection with its Supplemental Retirement Plan, the corporation established a RABBI Trust to assist in the administration of the plan. The accounts of the RABBI Trust are consolidated in the Corporation’s consolidated financial statements. Any available-for-sale securities held by the RABBI Trust are accounted for in accordance with SFAS No. 115.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

FASB has issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement replaces SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and rescinds SFAS Statement No. 127, “Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125”. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the Corporation’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. This Statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method—the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

The adoption of SFAS No. 141 had no immediate effect on the Corporation’s consolidated financial statements since it had no pending business combinations as of June 30, 2001 or as of the date of the issuance of these consolidated financial statements. If the Corporation consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16 will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Corporation’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. This Statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets”. The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term “intangible assets” is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

SFAS No. 142 was effective as follows:

All of the provisions of SFAS No. 142 were applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in the Corporation’s statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

The effect of SFAS No. 142 on the Corporation’s consolidated financial statements was not material.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains the basic recognition and measurement model for assets held for use and held for sale. The provisions of SFAS No. 144 are required to be adopted starting with fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Corporation’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not anticipate that this Statement will have any material impact on the Corporation’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions”, an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9 “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, FASB Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of FASB Statement No. 147. In addition, FASB Statement No. 147 amends FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FASB Statement No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of FASB Statement No. 147, which relates to the application of the purchase method of accounting, was effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 were effective on October 1, 2002, with earlier application permitted. There was no impact on the Corporation’s consolidated financial statements on adoption of this Statement.

NOTE 3—INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:

	Amortized Cost Basis	Gains In Accumulated Other Comprehensive Income		Losses In Accumulated Other Comprehensive Income		Fair Value
Available-for-sale securities:
December 31, 2002:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$32,040,062		$287,672		$7,824	$32,319,910
Marketable equity securities	1,275,553		55,300			1,330,853
Mortgage backed securities	21,357,410		7,093		46,166	21,318,337

	$54,673,025		$350,065		$53,990	$54,969,100

December 31, 2001:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$75,041,416		$447,369		$161,064	$75,327,721
Marketable equity securities	580,152		8,230			588,382

	$75,621,568		$455,599		$161,064	$75,916,103

	Net Carrying Amount	Gross Unrecognized Holding Gains		Gross Unrecognized Holding Losses		Fair Value
Held-to-maturity securities:
December 31, 2002:
Debt securities issued by states of the United States and political subdivisions of the states	$546,308	$		$		$546,308
Debt securities issued by foreign governments	500,000					500,000

	$1,046,308	$		$		$1,046,308

December 31, 2001:
Debt securities issued by states of the United States and political subdivisions of the states	$651,513	$		$		$651,513
Debt securities issued by foreign governments	500,000					500,000

	$1,151,513	$		$		$1,151,513

The scheduled maturities of securities (other than equity securities) were as follows as of December 31, 2002:

	Available-For-Sale	Held-To-Maturity
	Fair Value	Net Carrying Amount	Fair Value
Due within one year	$3,029,580	$105,000	$105,000
Due after one year through five years	29,290,330	665,000	665,000
Due after five years through ten years		276,308	276,308
Mortgage backed securities	21,318,337

	$53,638,247	$1,046,308	$1,046,308

Proceeds from sales of available-for-sale securities in 2002, 2001 and 2000 amounted to $14,771,292, $857,170 and $577,884, respectively. Gross realized gains and losses in the year ended December 31, 2002 were $299,567 and $0, respectively. The tax expense applicable to these realized gains amounted to $122,613 for the year ended December 31, 2002. There were no gains or losses realized from sales in 2001 and 2000 which consisted of money-market mutual funds.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of December 31, 2002.

Total carrying amounts of $15,238,290 and $17,157,716 of securities were pledged to secure treasury tax and loan, trust funds and public funds on deposit as of December 31, 2002 and 2001, respectively.

In connection with its supplemental retirement plan described in Note 9, the Corporation set up a RABBI Trust which includes trading securities. The RABBI Trust is included in other assets on the consolidated balance sheets. The portion of trading losses for the years ended December 31, 2002 and 2001 that relates to trading securities still held at year end amounted to $69,904 and $55,122, respectively. The fair value of trading securities held in the RABBI Trust as of December 31, 2002 and 2001 was $744,746 and $551,625, respectively.

NOTE 4—LOANS

Loans consisted of the following as of December 31:

	2002	2001
Commercial, financial and agricultural	$37,902,656	$29,725,011
Real estate—construction and land development	2,209,105	4,993,466
Real estate—residential	81,245,275	72,577,156
Real estate—commercial	57,702,355	54,496,797
Consumer	7,576,333	8,570,970
Other	6,110,134	9,143,907

	192,745,858	179,507,307
Allowance for loan losses	(2,012,578)	(1,996,376)
Deferred loan costs, net	661,009	452,920

Net loans	$191,394,289	$177,963,851

No valuation allowance for the carrying amount of mortgage servicing rights at December 31, 2002 and 2001 was recorded because management estimates that there is no impairment in the carrying amount of those rights. The fair values of these rights approximated their carrying amount. Changes in the mortgage servicing asset, which are included in other assets, were as follows for the years ended December 31:

	2002	2001
Balance at beginning of period	$218,010	$172,916
Capitalized mortgage servicing rights	186,638	107,836
Amortization	(111,550)	(62,742)

Balance at end of period	$293,098	$218,010

Certain directors and executive officers of the Corporation and companies in which they have significant ownership interest were customers of the Bank during 2002. Total loans to such persons and their companies amounted to $517,333 as of December 31, 2002. During 2002 principal payments and advances totaled $233,806 and $399,192, respectively.

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2002	2001	2000
Balance at beginning of period	$1,996,376	$1,912,696	$2,132,386
Loans charged off	(532,664)	(102,071)	(349,349)
Provision for loan losses	303,890	135,000
Recoveries of loans previously charged off	244,976	50,751	129,659

Balance at end of period	$2,012,578	$1,996,376	$1,912,696

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

	2002	2001
Nonaccrual loans	$574,569		$336,906

Accruing loans which are 90 days or more overdue	$660	$

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

	2002		2001
	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses
Loans for which there is a related allowance for credit losses	$54,502	$3,000	$302,834	$32,729
Loans for which there is no related allowance for credit losses	379,564

Totals	$434,066	$3,000	$302,834	$32,729

Average recorded investment in impaired loans during the year ended December 31	$512,703		$227,444

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired
Total recognized	$27,599		$14,826

Amount recognized using a cash-basis method of accounting	$27,599		$14,826

NOTE 5—PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2002	2001
Land	$421,077	$421,077
Buildings	4,488,003	4,488,003
Furniture and equipment	3,757,831	3,545,108
Leasehold improvements	1,774,031	1,748,216
Construction in progress	12,260	9,245

	10,453,202	10,211,649
Accumulated depreciation and amortization	(6,035,506)	(5,335,367)

	$4,417,696	$4,876,282

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more were $8,733,740 and $10,509,107 as of December 31, 2002 and 2001, respectively.

For time deposits as of December 31, 2002, the scheduled maturities for the years ended December 31, are:

2003	$42,695,236
2004	8,293,567
2005	3,456,082
2006	1,886,455
Thereafter	159,514

$56,490,854

Deposits from related parties held by the Corporation as of December 31, 2002 and 2001 amounted to $2,522,209 and $1,799,965, respectively.

NOTE 7—INCOME TAXES

The components of the income tax expense are as follows for the years ended December 31:

	2002	2001	2000
Current:
Federal	$1,121,772	$1,231,896	$1,245,750
State	479,032	489,042	418,426

	1,600,804	1,720,938	1,664,176

Deferred:
Federal	(188,114)	(110,019)	(72,042)
State	(78,389)	(36,710)	(24,729)

	(266,503)	(146,729)	(96,771)

Total income tax expense	$1,334,301	$1,574,209	$1,567,405

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

	2002	2001	2000
	% of Income	% of Income	% of Income
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(4.7)	(3.8)	(3.3)
Dividends paid to ESOP	(.9)	(.7)	(.5)
Unallowable expenses	.3	1.5	.4
Other		(.2)	(.6)
State tax, net of federal tax benefit	7.2	7.3	6.7

Effective tax rates	35.9%	38.1%	36.7%

The Corporation had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2002	2001
Deferred tax assets:
Allowance for loan losses	$691,218	$654,398
Deferred compensation	534,335	433,528
Minimum pension liability	59,816
Accrued retirement benefits	122,838	111,667
Accrued interest on nonperforming loans	7,398	10,204
Accrued pension expense	158,974	135,510

Gross deferred tax assets	1,574,579	1,345,307

Deferred tax liabilities:
Net unrealized holding gain on available-for-sale securities	121,184	120,553
Accelerated depreciation	141,244	169,199
Loan origination fees and costs, net	269,317	184,583
Other adjustments	15,624	31,901
Mortgage servicing rights	58,499	89,232

Gross deferred tax liabilities	605,868	595,468

Net deferred tax assets	$968,711	$749,839

Deferred tax assets as of December 31, 2002 and 2001 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 2002, the Corporation had no operating loss and tax credit carryovers for tax purposes.

NOTE 8 - STOCK COMPENSATION PLANS

The Corporation has adopted three fixed option, stock-based compensation plans. Under the 1996 Incentive Stock Option Plan for Key Employees the Corporation may grant up to 193,200 shares of common stock, at fair value, to key employees. Under the 1998 Incentive Stock Option Plan for Key Employees the Corporation may grant up to 63,000 shares of common stock, at fair value, to present and future employees. Under the 1998 Directors’ plan the Corporation may grant up to 54,521 shares of common stock to present and future Directors. Under the 1998 Directors’ Plan, stock options are granted at prices and exercise terms as determined by the Board of Directors. In 2002, the 1998 Director’s Stock Option Plan was amended so that all options granted under the plan shall immediately vest in full upon a Director reaching mandatory retirement age and that all options granted shall expire if not exercised within 90 days after the Director’s retirement.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: dividend yield of 4.4% for 2002, 4.5% for 2001 and 4% for 2000; expected volatility of 11.6% for 2002, 13% for 2001 and 11.4% for 2000; risk-free interest rate of 4.4% for 2002, 5.54% for 2001 and 6.60% for 2000 and expected lives of 4.7 years for 2002, 5 years for 2001 and 8 years for 2000.

A summary of the status of the Corporation’s fixed stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years ending on those dates is presented below. The status for the years ended 2001 and 2000 has been restated to reflect the 5% stock dividend in 2002:

	2002		2001		2000
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	313,026	$9.61	310,716	$9.17	355,530	$8.53
Granted	42,425	17.80	22,050	13.36	14,910	14.52
Exercised	(123,887)	7.99	(18,690)	6.57	(59,724)	6.75
Forfeited	(3,855)	15.70	(1,050)	14.52

Outstanding at end of year	227,709	11.89	313,026	9.61	310,716	9.17

Options exercisable at year-end	120,401		199,395		173,103
Weighted-average fair value of options granted during the year	$1.42		$2.87		$2.42

The following table summarizes information about fixed stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/02	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable as of 12/31/02	Weighted-Average Exercise Price
$5.67	11,970	.5 years	$5.67	9,450	$5.67
6.67	4,620	.5 years	6.67	4,620	6.67
7.29 – 7.79	50,610	3.15 years	7.35	28,875	7.37
8.17 – 8.57	17,787	3.53 years	8.40	8,989	8.38
9.67	24,120	4 years	9.67	11,184	9.67
13.36 – 13.40	34,650	8.03 years	13.37	22,554	13.37
14.48 – 14.52	12,337	7.1 years	14.52	3,371	14.52
15.69 – 15.76	30,450	5.31 years	15.70	14,028	15.70
16.67	28,665	4.1 years	16.67	4,830	16.67
20.50	12,500	4 years	20.50	12,500	20.50

	227,709	4.46 years	11.89	120,401	7.98

NOTE 9—EMPLOYEE BENEFITS OTHER THAN POSTRETIREMENT, MEDICAL AND LIFE INSURANCE BENEFITS

Defined benefit pension plan

On December 20, 2001 the Company amended its defined benefit pension plan effective January 1, 1997. The amendment changed the plan to be a “safe harbor plan” and provide benefits equal to 1.45% of final average pay per year of service plus .65% of final average pay in excess of covered compensation per year of service, not to exceed 30 years of service. The amendment created a prior service cost of $937,543 that will be amortized over the average remaining working lifetime of the participants beginning in 2002. The Company has filed with the IRS an application to approve the amendment. The plan covers substantially all full time employees who meet certain eligibility requirements. Prior to the amendment the benefits paid were based on 2 1/2% of the final average salary for each of the first 20 years of service plus an additional 1% for each of the next 10 years of service less 1 2/3% of the member’s social security benefit for each year of service (maximum 30 years).

The following tables set forth information about the plan as of December 31 and the years then ended:

	2002	2001
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,726,827	$4,922,809
Service cost	258,018	273,123
Interest cost	463,594	404,327
Benefits paid	(304,033)	(244,750)
Liability loss	695,757	433,775
Plan amendments		937,543

Benefit obligation at end of year	7,840,163	6,726,827

Change in plan assets:
Plan assets at estimated fair value at beginning of year	5,598,997	5,949,550
Actual return on plan assets	(751,667)	(105,803)
Benefits paid	(304,033)	(244,750)

Fair value of plan assets at end of year	4,543,297	5,598,997

Funded status	(3,296,866)	(1,127,830)
Unrecognized net (gain) or loss	1,829,723	(121,848)
Unrecognized prior service cost	907,686	962,663
Unamortized net asset existing at date of adoption of SFAS No. 87	(16,725)	(43,272)

Accrued benefit cost included in other liabilities	$(576,182)	$(330,287)

Amounts recognized in the balance sheet as of December 31, 2002 consist of:
Accrued benefit cost	$(576,182)
Accrued benefit liability	(1,053,825)
Intangible asset	907,686
Accumulated other comprehensive loss	146,139

Net amount recognized	$(576,182)

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 4.5% for 2002, 7.5% and 4.5% for 2001 and 8.0% and 4.5% for 2000, respectively. The weighted-average expected long-term rate of return on assets was 9.0% for 2002, 2001 and 2000.

Components of net periodic (benefit) cost:

	2002	2001	2000
Service cost	$258,018	$273,123	$198,992
Interest cost on benefit obligation	463,594	404,327	379,076
Expected return on assets	(504,147)	(524,500)	(581,234)
Amortization of prior service cost	54,977	2,512	2,512
Recognized net actuarial cost	(26,547)	(26,547)	(26,547)
Amortization of net gain from earlier periods		(20,031)	(73,249)

Net periodic (benefit) cost	$245,895	$108,884	$(100,450)

The amounts and types of securities of the Corporation and related parties included in plan assets as of December 31, 2002 and 2001 consists of 0 and 12,600 shares, respectively, of Beverly National Corporation stock. The market value of Beverly National Corporation stock included in plan assets as of December 31, 2001 was $214,200.

Supplemental Retirement Plan

On December 24, 1996 the Corporation adopted a Supplemental Retirement Plan for two executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Corporation’s retirement plan for employees.

The following tables set forth information about the plan as of December 31 and the years then ended:

	2002	2001
Changes in projected benefit obligation:
Benefit obligation at beginning of year	$1,174,006	$823,195
Service cost	23,508	117,599
Interest cost	89,814	75,264
Benefit paid	(53,120)
Actuarial loss	66,382	157,948

Benefit obligation at end of year	1,300,590	1,174,006
Plan assets	0	0

Funded status	(1,300,590)	(1,174,006)
Unrecognized net (gain) loss	168,575	102,193

Accrued pension cost included in other liabilities	$(1,132,015)	$(1,071,813)

On November 6, 2001, the Board of Directors of the Corporation approved a resolution to increase the benefit under the plan to one of the participants. The above table reflects an increase in the Corporation’s liability as a result of the resolution.

Components of net periodic cost:
Service cost	$23,508	$117,599
Interest cost	89,814	75,264

Net periodic pension cost	$113,322	$192,863

Certain assets of the Corporation, consisting of U.S. Government obligations, corporate bonds, equity instruments and life insurance policies, are in a Rabbi Trust which is used to assist in the administration of the plan but which are subject to the claims of creditors in the case of insolvency amounted to $1,148,148 and $889,218 at December 31, 2002 and 2001, respectively. Such assets did not include any securities of the Corporation. See Note 3.

The supplemental retirement agreements under the plan provide that the officers do not have any right, title or interest in or to any specified assets of the Corporation, or any trust or escrow arrangement. In connection with the agreements, the Corporation established two trust agreements. The trustee of the trusts is another bank.

The discount rate and estimated pay increases used in determining the projected benefit obligation were 7.0% and 0.0% for 2002, 7.5% and 0.0% for 2001 and 8.0% and 5.0% for 2000, respectively.

Defined contribution plan

Effective January 1, 2002, the Bank merged its profit sharing plan, The Profit-Sharing Plan for Employees of The Beverly National Bank, and its 401(k) plan, the Beverly National Bank 401(k) Retirement Plan and Trust, to form the Beverly National Bank 401(k) Profit Sharing Plan. In the new plan, the Bank’s matching contribution is increased from 3.0% to 4.5% of compensation. Total contributions under this new Plan amounted to $172,088 for 2002.

The Corporation’s contributions to the previous profit-sharing plan were $17,956 and $16,728 in 2001 and 2000, respectively.

The Corporation’s contributions to the previous 401(k) plan were $106,722 and $94,933 in 2001 and 2000, respectively.

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

The Corporation makes annual contributions to the ESOP in amounts determined by the board of directors, subject to a limitation based on earnings and capital of the Corporation. Such contributions are first made to permit required payments of amounts due under any acquisition loans. Dividends received by the ESOP on shares of the Corporation owned by the ESOP are used to repay any acquisition loans or are credited to the accounts of allocated shares. The ESOP may borrow money to purchase shares of the Corporation. The shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Any debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. ESOP compensation expense totalled $88,766 in 2002, $169,000 in 2001 and $190,000 in 2000.

The ESOP shares were as follows as of December 31:

	2002	2001
Allocated shares	134,688	123,316

Total ESOP shares	134,688	123,316

Change in Control

One of the Corporation’s executive officers has a change in control agreement (agreement) with the Corporation. Under the agreement, if the executive officer’s employment is terminated subsequent to a change in control as defined in the agreement, then the officer is entitled to a lump sum equal to the product of the average sum of annual base compensation, including salary and bonus, for the five preceding years (or the term of employment, if less) multiplied by three.

In addition four executive officers have employment agreements which state that if the executive officer’s employment is terminated subsequent to a change in control as defined in the agreement, then the officers are entitled to a lump sum equal to the product of the average sum of annual base compensation, including salary and bonus, for the five preceding years multiplied by two.

NOTE 10—POSTRETIREMENT BENEFITS OTHER THAN PENSION

The Corporation provides postretirement medical and life insurance benefits for retired employees. During 1993 the Corporation adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension.” The Corporation elected to amortize the cumulative effect of the change in accounting for postretirement benefits of $859,500 which represents the accumulated postretirement benefit obligation (APBO) existing as of January 1, 1993. The APBO is being amortized on a straight-line basis over a twenty year period. The Corporation continues to fund medical and life insurance benefit costs on a pay-as-you-go basis. Participation in this plan was frozen in 1993 to include only individuals who met certain age and service requirements.

The following tables set forth information about the plan as of December 31 and the years then ended:

	2002	2001
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$659,626	$644,116
Service cost	1,932	1,321
Interest cost	48,477	49,830
Actuarial (gain) loss	40,266	30,356
Benefits paid	(65,281)	(65,997)

Benefit obligation at end of year	685,020	659,626

Fair value of plan assets at end of year	0	0

Funded status	(685,020)	(659,626)
Unrecognized net gain	(44,406)	(85,408)
Unrecognized transition obligation	430,500	473,400

Accrued benefit cost included in other liabilities	$(298,926)	$(271,634)

The discount rate used in determining the APBO as of December 31, 2002, 2001 and 2000 was 7.5%, 8.0% and 8.0%, respectively. The assumed healthcare cost trend rate used in measuring the APBO was frozen at 7% in 1997 and each year thereafter.

Components of net periodic cost:

	2002	2001	2000
Service cost	$1,932	$1,321	$1,338
Interest cost on benefit obligation	48,477	49,830	50,370
Amortization of prior service cost	42,900	42,900	42,900
Recognized net actuarial cost	(736)	(2,456)	(2,953)

Net periodic cost	$92,573	$91,595	$91,655

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	51,346	49,577
Effect on postretirement benefit obligation	698,720	672,690

NOTE 11—COMMITMENTS AND CONTINGENT LIABILITIES

The Corporation is obligated under various lease agreements covering branch offices and equipment. These agreements are considered to be operating leases. The terms expire between February 28, 2005 and December 31, 2029. Options to renew for additional terms are included under the branch office lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2002:

2003	$246,201
2004	249,201
2005	209,278
2006	170,012
2007	71,000
Years thereafter	1,452,000

Total minimum lease payments	$2,397,692

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $239,430 for 2002, $229,719 for 2001 and $196,904 for 2000.

NOTE 12—FINANCIAL INSTRUMENTS

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The estimated fair values of the Corporation’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$50,381,665	$50,381,665	$43,294,536	$43,294,536
Available-for-sale securities	54,969,100	54,969,100	75,916,103	75,916,103
Held-to-maturity securities	1,046,308	1,046,308	1,151,513	1,151,513
Federal Home Loan Bank stock	744,800	744,800	730,800	730,800
Federal Reserve Bank stock	97,500	97,500	97,500	97,500
Loans, net	191,394,289	192,642,000	177,963,851	177,985,000
Mortgages held-for-sale	1,622,500	1,663,983	1,984,006	1,984,006
Accrued interest receivable	1,148,290	1,148,290	1,559,046	1,559,046
Financial liabilities:
Deposits	281,261,976	281,712,000	284,017,818	285,015,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

	2002	2001
Commitments to originate loans	$5,149,000	$2,889,000
Standby letters of credit	375,595	294,688
Unadvanced portions of loans:
Consumer	2,412,965	2,281,001
Home equity	9,115,407	8,760,009
Commercial lines of credit	11,660,439	11,325,941
Commercial construction	356,798	147,705
Residential construction	1,052,033	1,651,091

	$30,122,237	$27,349,435

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 13—SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank’s business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank’s loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 14—REGULATORY MATTERS

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. As of December 31, 2002 the Bank could declare dividends up to $3,908,954, without the approval of the Comptroller of the Currency.

The Corporation and its subsidiary the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Corporation’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
Consolidated	$26,419	13.79%	$15,330	>8.0%	N/A
Beverly National Bank	22,739	12.10	15,038	>8.0	$18,798	>10.0%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	24,407	12.74	7,665	>4.0	N/A
Beverly National Bank	20,727	11.03	7,519	>4.0	11,279	>6.0

Tier 1 Capital (to Average Assets):
Consolidated	24,407	7.87	12,400	>4.0	N/A
Beverly National Bank	20,727	6.78	12,235	>4.0	15,294	>5.0

As of December 31, 2001:
Total Capital (to Risk Weighted Assets):
Consolidated	25,384	14.36	14,136	>8.0	N/A
Beverly National Bank	22,656	12.97	13,975	>8.0	17,468	>10.0

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	23,388	13.24	7,068	>4.0	N/A
Beverly National Bank	20,660	11.83	6,987	>4.0	10,481	>6.0

Tier 1 Capital (to Average Assets):
Consolidated	23,388	8.59	10,892	>4.0	N/A
Beverly National Bank	20,660	7.10	11,642	>4.0	14,552	>5.0

NOTE 15—STOCK DIVIDEND

On June 21, 2002, the Corporation paid a 5% stock dividend to shareholders of record on June 5, 2002. Based on the number of common shares outstanding on the record date, the Corporation issued 89,475 new shares. The fair market value of the additional shares issued, aggregating $1,870,028, was charged to retained earnings, and common stock and additional paid-in capital were increased by $223,688 and $1,646,340, respectively. All references in the accompanying financial statements to the number of common shares and per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend.

NOTE 16—EARNINGS PER SHARE (EPS)

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2002
Basic EPS
Net income and income available to common stockholders	$2,381,518	1,757,687	$1.35
Effect of dilutive securities, options		102,143

Diluted EPS
Income available to common stockholders and assumed conversions	$2,381,518	$1,859,830	$1.28

Year ended December 31, 2001
Basic EPS
Net income and income available to common stockholders	$2,557,609	1,714,090	$1.49
Effect of dilutive securities, options		123,801

Diluted EPS
Income available to common stockholders and assumed conversions	$2,557,609	1,837,891	$1.39

Year ended December 31, 2000
Basic EPS
Net income and income available to common stockholders	$2,700,991	1,696,965	$1.59
Effect of dilutive securities, options		131,128

Diluted EPS
Income available to common stockholders and assumed conversions	$2,700,991	1,828,093	$1.48

NOTE 17—RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 18—PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements presented are for the Beverly National Corporation (Parent Company Only) and should be read in conjunction with the consolidated financial statements.

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

BALANCE SHEETS

December 31, 2002 and 2001

ASSETS	2002	2001
Cash	$66	$21,705
Investment in Beverly National Bank	21,719,653	20,828,921
Investment in Cabot Street Realty Trust	605,576	552,598
Investment in available-for-sale securities	1,270,453	516,882
Loans		85,000
Premises and equipment	482,334	499,120
Accounts receivable from subsidiaries	841,228	911,000
Interest receivable	905	2,922
Prepaid and deferred taxes	527,730	162,016

Total assets	$25,447,945	$23,580,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued audit expense	$14,800	$18,600

Total liabilities	14,800	18,600

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, par value $2.50 per share; authorized 2,500,000 shares; issued 1,905,321 shares as of December 31, 2002 and 1,696,698 shares as of December 31, 2001; outstanding, 1,785,841 shares as of December 31, 2002 and 1,599,574 shares as of December 31, 2001	4,763,303	4,241,745
Paid-in capital	5,852,014	3,079,528
Retained earnings	16,347,372	17,295,046
Treasury stock, at cost (119,480 shares as of December 31, 2002 and 97,124 shares as of December 31, 2001)	(1,618,112)	(1,228,737)
Accumulated other comprehensive income	88,568	173,982

Total stockholders’ equity	25,433,145	23,561,564

Total liabilities and stockholders’ equity	$25,447,945	$23,580,164

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

STATEMENTS OF INCOME

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Interest and dividend income:
Interest on taxable investment securities	$12,432	$40,901	$61,099
Dividends on marketable equity securities	6,538	5,230	4,707
Interest on loans and receivables from subsidiaries	59,037	74,803	80,286
Dividends from Beverly National Bank	1,358,003	1,243,316	1,060,702

Total interest and dividend income	1,436,010	1,364,250	1,206,794

Other income:
Rental income	36,000	36,000	36,000

Total other income	36,000	36,000	36,000

Expenses:
Occupancy expense	16,786	16,771	16,742
Professional fees	110,198	48,343	44,579
Other expense	90,152	132,064	61,300

Total expenses	217,136	197,178	122,621

Income before income tax expense (benefit) and equity in undistributed net income of subsidiaries	1,254,874	1,203,072	1,120,173
Income tax expense (benefit)	(69,717)	5,403	(2,703)

Income before equity in undistributed net income of subsidiaries	1,324,591	1,197,669	1,122,876

Equity in undistributed net income of subsidiaries:
Beverly National Bank	1,003,949	1,332,838	1,572,167
Cabot Street Realty Trust	52,978	27,102	5,948

Total equity in undistributed net income of subsidiaries	1,056,927	1,359,940	1,578,115

Net income	$2,381,518	$2,557,609	$2,700,991

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$2,381,518	$2,557,609	$2,700,991
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiaries	(1,056,927)	(1,359,940)	(1,578,115)
Increase (decrease) in accrued expenses	(3,800)	14,600	860
Depreciation expense	16,786	16,771	16,742
Increase (decrease) in taxes payable			(7,602)
Compensation expense relating to grants of common stock at prices less than market value	5,009	40,757	1,488
Change in prepaid and deferred taxes	(65,530)	(1,183)	612
Accretion of securities		(19,300)	(1,508)
(Increase) decrease in interest receivable	2,017	26,955	(28,032)
(Increase) decrease in prepaid expenses			925

Net cash provided by operating activities	1,279,073	1,276,269	1,106,361

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,121,500)	(875,000)	(1,127,768)
Proceeds from maturities of available-for-sale securities		600,000
Proceeds from sales of available-for-sale securities	415,000	857,170	577,884
Net (increase) decrease in loans	85,000	(50,000)
(Increase) decrease in due from subsidiaries	180,000	136,000	88,858

Net cash provided by (used in) investing activities	(441,500)	668,170	(461,026)

Cash flows from financing activities:
Proceeds from exercise of stock options	989,327	122,830	403,147
Purchases of treasury stock	(389,375)	(801,270)
Dividends paid	(1,459,164)	(1,245,004)	(1,068,202)

Net cash used in financing activities	(859,212)	(1,923,444)	(665,055)

Net increase (decrease) in cash and cash equivalents	(21,639)	20,995	(19,720)
Cash and cash equivalents at beginning of year	21,705	710	20,430

Cash and cash equivalents at end of year	$66	$21,705	$710

Supplemental disclosure:
Income taxes paid (received)	$(4,187)	$6,586	$4,287

The Parent Only Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000, and therefore are not reprinted here.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors and Executive Officers of the Corporation is omitted from this Report as the Corporation has filed its definitive proxy statement within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding Executive Compensation is omitted from this Report as the Corporation has filed its definitive proxy statement within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholders is omitted from this Report as the Corporation has filed its definitive proxy statement within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding Certain Relationships and Related Transactions is omitted from this Report as the Corporation has filed its definitive proxy statement within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

ITEM 14.    CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based solely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Corporation’s Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation. Therefore, no corrective actions were taken.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY NATIONAL CORPORATION

Date: 3/25/03	By:	/s/ DONAT A. FOURNIER
President & CEO and Director, Principal Executive Officer

Date: 3/25/03	By:	/s/ PETER E. SIMONSEN
Treasurer, Principal Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Capacity

3/25/03	/s/ DONAT A. FOURNIER Donat A. Fournier, President & CEO & Director, Principal Executive Officer

3/25/03	/s/ RICHARD H. BOOTH Richard H. Booth—Director

3/25/03	/s/ NEILAND J. DOUGLAS, JR Neiland J. Douglas, Jr.—Director

3/25/03	/s/ JOHN N. FISHER John N. Fisher—Director

3/25/03	/s/ MARK B. GLOVSKY Mark B. Glovsky—Director

3/25/03	/s/ JOHN L. GOOD, III John L. Good, III—Director

3/25/03	/s/ ALICE B. GRIFFIN Alice B. Griffin—Director

3/25/03	/s/ ROBERT W. LUSCINSKI Robert W. Luscinski—Director

3/25/03	/s/ CLARK R. SMITH Clark R. Smith—Director

3/25/03	/s/ JAMES D. WILTSHIRE James D. Wiltshire—Director

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	EXHIBIT INDEX

3.1	Articles of Organization of Corporation, as Amended	(1)

3.2	By-Laws of Corporation, as Amended	(2)

10.1	Indenture dated as of January 21, 1976 between Benjamin Brown and Virgil C. Brink, Trustees of Y & M Trust, and Beverly National Bank	(3)

10.2	1987 Incentive Stock Option Plan for Key Employees	(4)

10.3	1987 Directors’ Plan, as amended	(5)

10.4	Employment Agreement dated May 31, 1991 between Beverly National Corporation and Lawrence M. Smith, as amended on February 6, 2002	(6)

10.5	Severance Agreement dated July 8, 1987 between Beverly National Corporation and Lawrence M. Smith	(7)

10.5	Beverly National Corporation Plan for Severance Compensation After Hostile Takeover	(8)

10.7	Employment Agreement between Beverly National Corporation and Julia L. Robichau dated December 24, 1996	(9)

10.8	Change in Control Agreement between Beverly National Corporation and Julie L. Robichau dated December 24, 1996	(10)

10.9	Consulting Agreement between Beverly National Corporation and Julia L. Robichau dated December 24, 1996	(11)

10.10	Supplemental Executive Retirement Agreement between Beverly National Corporation and Lawrence M. Smith dated December 24, 1996, as amended on Feb. 6, 2002	(12)

10.11	Supplemental Executive Retirement Agreement between Julia L. Robichau dated December 24, 1996	(13)

10.12	1996 Incentive Stock Option Plan for Key Employees	(14)

10.13	1998 Incentive Stock Option Plan for Key Employees	(15)

10.14	1998 Directors Plan	(16)

10.15	Lawrence M. Smith Contract Extension	(17)

10.16	Julia L. Robichau Amendment to Consulting Agreement	(18)

10.17	Julia L. Robichau Amendment to Supplemental Executive Retirement Agreement	(19)

10.18	First Amendment to Change and Control Agreement between Beverly National Corporation and Lawrence M. Smith	(20)

10.19	First Amendment to Split Dollar Agreement between Beverly National Corporation and Lawrence M. Smith	(21)

10.20	Change in Control Agreement between Beverly National Corporation and Peter E. Simonsen dated February 23, 2000	(22)

10.21	Employment Agreement between Beverly National Corporation and Peter E. Simonsen dated February 23, 2000	(23)

10.22	Change in Control Agreement between Beverly National Corporation and James E. Rich, Jr. dated February 23, 2000	(24)

10.23	Employment Agreement between Beverly National Corporation and James E. Rich, Jr. dated February 23, 2000	(25)

10.24	Change in Control Agreement between Beverly National Corporation and Deborah A. Rosser dated February 23, 2000	(26)

10.25	Employment Agreement between Beverly National Corporation and Deborah A. Rosser dated February 23, 2000	(27)

10.26	Change in Control Agreement between Beverly National Corporation and Paul J. Germano dated February 23, 2000	(28)

10.27	Employment Agreement between Beverly National Corporation and Paul J. Germano dated February 23, 2000	(29)

10.28	Employment Agreement between Beverly National Corporation and Donat A. Fournier dated July 29, 2002	(30)

10.29	Change in Control Agreement with Donat A. Fournier dated July 29, 2002	(31)

10.30	First Amendment to the Amended and Restated Supplemental Executive Retirement Agreement dated December 24, 1996 between Beverly National Corporation and Lawrence M. Smith dated June 27,2002	Page 47

10.31	Employment Agreement dated May 31, 1991, as amended December 22, 1998 and February 6, 2002 between Beverly National Corporation and Lawrence M. Smith dated June 27, 2002	Page 48

21.	Subsidiaries of Corporation	Page 49

23.	Consent of Shatswell, MacLeod & Company, P.C.	Page 50

99.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 51

99.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 52

(b)	the Corporation did not file a Form 8-K during the quarter ended December 31, 2000.

(1)	Incorporated herein by reference to the identically numbered exhibits to the Annual Report 10-KSB for December 31, 1994.

(2)	Incorporated herein by reference to identically numbered exhibits to the Annual Report 10-KSB for December 31, 1993.

(3)	Incorporated herein by reference to identically numbered exhibits filed as part of Corporation’s Registration Statement on Form S-18 (file No. 33-22224-B filed with the Commission on July 9, 1988.

(4)	Incorporated herein by reference to Exhibit 4(a) to the Corporation’s Registration Statement on Form S-8 (No. 33-347) filed on January 22, 1996.

(5)	Incorporated herein by reference to Exhibit 4(b) to the Corporation’s Registration Statement on Form S-8 (No. 33-347) filed on January 22, 1996.

(6)	Incorporated herein by reference to Exhibit 10.8 to the Annual Report 10-KSB for December 31, 1996.

(7)	Incorporated herein by reference to Exhibit 10.9 to the Annual Report Form 10-KSB for December 31, 1996.

(8)	Incorporated herein by reference to Exhibit 10.10 to the Annual Report Form 10-KSB for December 31, 1996.

(9)	Incorporated herein by reference to Exhibit 10.12 to the Annual Report Form 10-KSB for December 31, 1996.

(10)	Incorporated herein by reference to Exhibit 10.13 to the Annual Report Form 10-KSB for December 31, 1996.

(11)	Incorporated herein by reference to Exhibit 10.14 to the Annual Report Form 10-KSB for December 31, 1998.

(12)	Incorporated herein by reference to Exhibit 10.15 to the Annual Report Form 10-KSB for December 31, 1998.

(13)	Incorporated herein by reference to Exhibit 10.16 to the Annual Report Form 10-KSB for December 31, 1998.

(14)	Incorporated herein by reference to Exhibit 10.17 to the Annual Report Form 10-KSB for December 31, 1998.

(15)	Incorporated herein by reference to Exhibit 10.18 to the Annual Report Form 10-KSB for December 31, 1999.

(16)	Incorporated herein by reference to Exhibit 10.19 to the Annual Report Form 10-KSB for December 31, 1999.

(17)	Incorporated herein by reference to Exhibit 10.20 to the Annual Report Form 10-KSB for December 31, 1999.

(18)	Incorporated herein by reference to Exhibit 10.21 to the Annual Report Form 10-KSB for December 31, 1999.

(19)	Incorporated herein by reference to Exhibit 10.22 to the Annual Report Form 10-KSB for December 31, 1999.

(20)	Incorporated herein by reference to Exhibit 10.23 to the Annual Report Form 10-KSB for December 31, 1999.

(21)	Incorporated herein by reference to Exhibit 10.24 to the Annual Report Form 10-KSB for December 31, 1999.

(22)	Incorporated herein by reference to Exhibit 10.25 to the Annual Report Form 10-KSB for December 31, 1999.

(23)	Incorporated herein by reference to Exhibit 10.26 to the Annual Report Form 10-KSB for December 31, 1999.

(24)	Incorporated herein by reference to Exhibit 10.27 to the Annual Report Form 10-KSB for December 31, 1999.

CERTIFICATIONS

I, Donat A. Fournier, Chief Executive Officer, certify that;

1.    I have reviewed this annual report on Form 10-K of Beverly National Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 25, 2003	By:	/s/ DONAT A. FOURNIER
Donat A. Fournier Chief Executive Officer

CERTIFICATIONS

I, Peter E. Simonsen, Chief Financial Officer, certify that;

1.    I have reviewed this annual report on Form 10-K of Beverly National Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 25, 2003	By:	/s/ PETER E. SIMONSEN
Peter E. Simonsen Chief Financial Officer