Form 10-Q
period 2003-03-31
BEVERLY NATIONAL CORP
filed 2003-05-13
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 33-22224-B

Beverly National Corporation

(Name of registrant as specified in its charter)

Massachusetts	04-2832201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Cabot Street Beverly, Massachusetts	01915
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (978) 922-2100

Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2003. 1,808,360 shares

BEVERLY NATIONAL CORPORATION

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$18,885,588	$17,228,634
Interest bearing demand deposits with other banks	162,712	153,031
Federal funds sold	18,500,000	33,000,000

Cash and cash equivalents	37,548,300	50,381,665
Investments in available-for-sale securities (at fair value)	73,469,815	54,969,100
Investments in held-to-maturity securities	1,454,666	1,046,308
Federal Reserve Bank stock, at cost	97,500	97,500
Federal Home Loan Bank stock, at cost	1,041,900	744,800
Loans, net of the allowance for loan losses of $2,072,908 and $2,012,578, respectively	185,871,371	191,394,289
Mortgages held for sale	1,804,886	1,622,500
Premises and equipment, net	4,250,211	4,417,696
Accrued interest receivable	1,239,418	1,148,290
Other assets	4,012,858	4,706,206

Total assets	$310,790,925	$310,528,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$59,089,801	59,917,671
Interest bearing
Regular savings	66,506,405	63,188,039
NOW accounts	61,666,142	61,442,529
Money market accounts	37,623,666	40,222,883
Time deposits	56,809,913	56,490,854

Total deposits	281,695,927	281,261,976
Other liabilities	3,092,695	3,833,233

Total liabilities	284,788,622	285,095,209

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share; 2,500,000 shares authorized; issued 1,927,840 as of March 31, 2003 and 1,905,321 as of December 31, 2002; outstanding 1,808,360 shares as of March 31, 2003 and 1,785,841 shares as of December 31, 2002	4,819,600	4,763,303
Paid-in Capital	6,058,375	5,852,014
Retained earnings	16,589,723	16,347,372
Treasury stock, at cost (119,480 shares as of March 31, 2003 and December 31, 2002)	(1,618,112)	(1,618,112)
Accumulated other comprehensive income	152,717	88,568

Total stockholders’ equity	26,002,303	25,433,145

Total liabilities and stockholders’ equity	$310,790,925	$310,528,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$3,171,870	$3,459,996
Interest and dividends on investment securities:
Taxable	586,765	932,272
Tax-exempt	7,564	7,473
Dividends on marketable equity securities	3,963	1,307
Other interest	46,891	36,891

Total interest and dividend income	3,817,053	4,437,939

INTEREST EXPENSE:
Interest on deposits	771,008	1,282,157

Total interest expense	771,008	1,282,157

Net interest and dividend income	3,046,045	3,155,782
Provision for loan losses	100,000	66,000

Net interest and dividend income after provision for loan losses	2,946,045	3,089,782

NON-INTEREST INCOME:
Income from fiduciary activities	362,446	414,949
Service charges on deposit accounts	158,131	109,407
Other deposit fees	101,069	75,625
Mortgage servicing income	3,629	36,000
Gain on sale of securities	170,646	0
Other income	258,324	191,597

Total non-interest income	1,054,245	827,578

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,829,964	1,791,898
Occupancy expense	275,780	297,398
Equipment expense	146,995	164,962
Contributions	30,525	28,274
Data processing fees	132,990	151,302
Marketing and public relations	80,972	100,077
Stationery and supplies	47,691	56,615
Professional fees	76,334	111,090
Other expense	399,710	414,801

Total non-interest expense	3,020,961	3,116,417

Income before income taxes	979,329	800,943
Income taxes	375,546	268,285

Net Income	$603,783	$532,658

Earnings per share:
Weighted average shares outstanding	1,802,618	1,719,067

Weighted average diluted shares outstanding	1,891,433	1,825,109

Earnings per common share	$0.33	$0.31	(1)
Earnings per common share, assuming dilution	$0.32	$0.29	(1)
Dividends per share	$0.20	$0.19	(1)

(1)	Restated 2002 for 5% stock dividend in 2002

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

(Unaudited)

Reconciliation of net income to net cash provided by (used in) operating activities:

	2003	2002
Net income	$603,783	$532,658
Increase in mortgages held for sale	(433,852)	(245,479)
Benefit for mortgages held for sale	0	(12,794)
(Increase) decrease in mortgage servicing rights	(3,629)	(36,000)
Depreciation expense	176,828	187,826
Gain on sale of securities	(170,646)	0
Provision for loan losses	100,000	66,000
Increase in interest receivable	(91,129)	(352,338)
Decrease in interest payable	(3,433)	(25,288)
(Decrease) increase in accrued expenses	(71,043)	22,631
Increase in prepaid expenses	(43,846)	(91,235)
Decrease in other liabilities	(36,714)	(129,628)
(Increase) decrease in other assets	279,234	(63,612)
Decrease in RABBI Trust trading securities	35,801	0
Amortization expense of investment securities	126,750	36,663
Accretion income of investment securities	(1,027)	(33,764)
Gain on sales of assets,net	0	(304)
Change in deferred loan costs,net	24,680	(110,675)

Total adjustments	(112,026)	(787,997)

Net cash provided by (used in) operating activities	491,757	(255,339)

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

(Unaudited)

(Continued)

	2003	2002
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(36,982,162)	(5,362,957)
Purchases of investment securities held-to-maturity	(408,548)	0
Proceeds from sales of investment securities available-for-sale	7,167,070	5,000
Proceeds from payments of investment securities available-for-sale	1,321,950	0
Proceeds from maturities of investment securities available-for-sale	10,000,000	12,068,000
Purchases of Federal Home Loan Bank stock	(297,100)	(14,000)
Net (increase) decrease in loans	5,649,660	(2,645,037)
Recoveries of previously charged off loans	44	1,000
Capital expenditures	(9,343)	(72,887)
Proceeds from sales of assets	0	34,430

Net cash provided by (used in) investing activities	(13,558,429)	4,013,549

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW, money market & savings accounts	114,892	(8,974,666)
Net increase (decrease) in time deposits	319,059	(703,677)
Proceeds from exercise of stock options	160,788	340,019
Dividends paid	(361,432)	(329,176)

Net cash provided by (used in) financing activities	233,307	(9,667,500)

Net change in cash and cash equivalents	(12,833,365)	(5,909,290)
Cash & cash equivalents beginning of year	50,381,665	43,294,536

Cash & cash equivalents at March 31:	$37,548,300	$37,385,246

Supplemental disclosures:
Mortgages held for sale transferred to loans	$251,466	$144,000
Interest paid	$774,441	$1,307,445
Income taxes paid	$69,124	$86,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Unaudited)

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments which are necessary to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 2003.

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

Statement of Financial Accounting Standards No. 141 improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method—the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. There was no impact on the consolidated financial statements upon adoption of this Statement.

Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, was January 1, 2002. There was no impact on the consolidated financial statements upon adoption of this Statement.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains the basic recognition and measurement model for assets held for use and held for sale. The provisions of SFAS No. 144 were required to be adopted starting with fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Corporation’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement did not have any material impact on the Corporation’s consolidated financial statements.

5.	STOCK DIVIDEND

In May 2002, the Corporation declared a stock dividend of 5%. Earnings per share data and other per share data for prior dates and periods have been restated to reflect the stock dividend.

6.	STOCK BASED COMPENSATION

At March 31, 2003, the Corporation has three stock-based employee compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	For the Three Months Ended March 31,
	2003	2002
Net income, as reported	$603,783	$532,658
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,794	14,937

Pro forma net income	$594,989	$517,721

Earnings per share:
Basic – as reported	$.33	$.31
Basic – pro forma	$.33	$.30
Diluted – as reported	$.32	$.29
Diluted – pro forma	$.31	$.28

PART I – FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion includes Beverly National Corporation (“Corporation”) and its subsidiaries, Beverly National Bank (“Bank”), Cabot Street Realty Trust (“CSRT”) and the Bank’s wholly owned subsidiaries, Beverly Community Development Corporation (“CDC”) and Hannah Insurance Agency, Inc. (“Hannah”). The purpose of Hannah is to market life insurance, annuities, and long term care insurance products. The purpose of the CDC is to promote lending in Beverly’s low and moderate-income census tracks.

Summary

Net interest and dividend income decreased $109,737 and non-interest income increased $226,667 during the first quarter of 2003, as compared with the first quarter of 2002. Non-interest expense decreased $95,456, for the corresponding period. As a result, the Corporation’s net income for the three months ended March 31, 2003, was $603,783, as compared to the Corporation’s net income of $532,658 for the three month period ended March 31, 2002. This is an increase of $71,125 or 13.4%. Primary earnings per share totaled $.33 for the three months ended March 31, 2003, as compared to primary earnings per share of $.31 for the three months ended March 31, 2002. On a fully diluted basis, earnings per share for the first three months of 2003 amounted to $.32 as compared with $.29 for the same period in 2002. The Corporation declared and paid a quarterly dividend in January 2003 totaling $.20 per share as compared with $.19 per share during the same period in 2002.

During the first three months of 2003, the Corporation’s total assets increased $262,571 or .1% and amounted to $310,790,925 at March 31, 2003. The change in assets was reflected in decreases in Federal Funds Sold of $14,500,000 or 43.9% and an increase of available-for-sale securities of $18,500,715 or 33.7%. The loan portfolio and mortgages held for sale changes for the three months were as follows: net loans decreased $5,522,918 or 2.9% and mortgages held for sale increased $182,386 or 11.2%. However, there was loan growth in commercial loan and municipal lending. Approximately $5.1 million in residential mortgages were sold in the secondary market during the first three months of 2003. Deposits increased $433,951 or 0.2% during the first three months of 2003. As a result, total deposits increased from $281,261,976 at December 31, 2002 to $281,695,927 at March 31, 2003. Non-interest bearing deposits declined from $59,917,671 at December 31, 2002 to $59,089,801 at March 31, 2003.

THREE MONTHS ENDED MARCH 31, 2003

AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net Interest and Dividend Income

Net interest and dividend income for the three months ended March 31, 2003 totaled $3,046,045 as compared to $3,155,782 for the same period in 2002, representing a decrease of $109,737 or 3.5%. Total interest and dividend income equaled $3,817,053 for the three months ended March 31, 2003 as compared to $4,437,939 for the same time period in 2002, a decrease of $620,886 or 14.0%. Loan income for the three months ended March 31, 2003, totaled $3,171,870 as compared to $3,459,996 for the same time period in 2002. This decrease of $288,126 or 8.3% reflects the re-pricing of the portfolio in a lower interest rate environment. Interest and dividends on taxable securities for the three months ended March 31, 2003 totaled $586,765 as compared to $932,272 for the same period in 2002. This is a decrease of $345,507 or 37.1% and is attributable to a lower interest rate environment. The interest and dividends on tax-exempt securities increased $91 or 1.2% during the first quarter of 2003 as compared with the same quarter of 2002. The other interest earned including Federal Funds Sold increased $10,000 or 27.1% for the three months ended March 31, 2003 when compared to the same time period in 2002 due to higher balances invested in a lower interest rate environment.

Deposit interest expense equaled $771,008 for the three months ended March 31, 2003, as compared to $1,282,157 for the same period in 2002. This decrease of $511,149 or 39.9% reflects the current strategy of managing the cost of funds of the Bank, in a lower rate environment. The Bank generally pays competitive rates for its deposit base in the local market.

Provision for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the three months ended March 31, 2003 was $100,000 as compared to $66,000 for the same period in 2002. Management’s assessment of the potential for continued weakness in the economy and the potential erosion of collateral values were the primary factors which warranted the provision despite the current sound quality of the Bank’s portfolio. (See “Allowance for Loan Losses”).

Non-interest Income

Non-interest income totaled $1,054,245 for the three months ended March 31, 2003 as compared to $827,578 for three months ended March 31, 2002. This is an increase of $226,667 or 27.4%. Income from fiduciary activities totaled $362,446 for the three months ended March 31, 2003 as compared to $414,949 for the three months ended March 31, 2002. This decrease of $52,503 or 12.7% can be attributed to the lower market conditions and their effect on the trust portfolio. Service charges on deposit accounts totaled $158,131 for the three months ended March 31, 2003, as compared to $109,407 for the same time period in 2002.

This increase of $48,724 or 44.5% is due to increased service charges for traditional and electronic banking along with a higher number of accounts serviced. Other deposit fees increased $25,444 or 33.6% for the three months ended March 31, 2003 as compared to the same time period in 2002. The mortgage servicing income decreased $32,371 for the three months ended March 31, 2003 as compared to March 31, 2002. Gain on sale of securities totaled $170,646 for the three months ending March 31, 2003 as compared to no gains for the corresponding period in 2002. Other income for the three-month period ended March 31, 2003 totaled $258,324 as compared to $191,597 for the three-month period ended March 31, 2002, an increase of $66,727 or 34.8%.

Non-interest Expense

Non-interest expense totaled $3,020,961 for the three months ended March 31, 2003, as compared to $3,116,417 for the same time period in 2002. This is a decrease of $95,456 or 3.1%. This decrease is primarily attributed to new cost controls. Salaries and benefits totaled $1,829,964 for the three months ended March 31, 2003 and $1,791,898 for the same time period in 2002. This $38,066 or 2.1% increase is due to additional personnel in commercial lending and cash management along with higher costs for the pension plan. Occupancy expense totaled $275,780 for the three months ended March 31, 2003 as compared to $297,398 for the same period in 2002, which is a decrease of $21,618 or 7.3%. This is due to lower repair and maintenance costs. The costs of equipment totaled $146,995 for the three months ended March 31, 2003 as compared to $164,962 for the same period in 2002. Decreased equipment and maintenance costs created this situation. Data processing fees totaled $132,990 for the three months ended March 31, 2003 as compared to $151,302 for the corresponding time in 2002. This is a decrease of $18,312 or 12.1%, which is due to a renegotiated data processing contract. Professional fees decreased $34,756 or 31.3% due to lower consulting, legal and benefit consulting expenses. Stationery and supplies decreased $8,924 for the three months ended March 31, 2003 as compared to the same time period in 2002. Contributions increased $2,251 or 8.0% for the three months ended March 31, 2003 as compared to the same time period in 2002. Marketing and public relations decreased $19,105 or 19.1% for the three months ended March 31, 2003 as compared to the same time period in 2002. This is due to additional non-recurring 2002 expenses related to the 200th anniversary celebration of the Corporation’s main subsidiary Beverly National Bank. Other expenses totaled $399,710 for the three months ended March 31, 2003 as compared to $414,801 for the same period in 2002. This reflects a decrease of $15,091 or 3.6%.

Income Taxes

The income tax provision for the three months ended March 31, 2003 totaled $375,546 in comparison to an income tax provision of $268,285 for the same time period in 2002. This reflects an increase of taxable income.

Net Income

Net income amounted to $603,783 for the three months ended March 31, 2003 as compared to net income of $532,658 for the same period in 2002, which is an increase of $71,125 or 13.4%. The earnings increase is primarily due to gains on asset sales, higher service charges on deposit accounts and cost control on non-interest expense for the first quarter 2003 as compared to the corresponding period in 2002.

Allowance for Loan Losses

The Bank formally determines the adequacy of the allowance for loan losses on a quarterly basis. This determination is based on assessment of credit quality or “risk rating” of loans. Loans are initially risk rated when originated and are reviewed periodically. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS114”). Impaired loans receive individual evaluation of the allowance necessary on a quarterly basis. Impaired loans are defined in the Bank’s Loan Policy as those instances in which it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note.

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

At March 31, 2003, the allowance for loan losses totaled $2,072,908 representing 222.4% of non-performing loans. Non-performing loans totaled $932,052, which represented 0.50% of total loans and mortgages held for sale. At March 31, 2002, the allowance for loan losses amounted to $2,012,578, representing 349.9% of non-performing loans. At March 31, 2002, non-performing loans totaled $575,229, which represented 0.30% of total loans and mortgages held for sale. A total of $39,714 of loans were charged off by the Bank during the first three months of 2003 as compared to $7,773 charged off during the corresponding period in 2002. A total of $44 was recovered of previously charged-off loans during the first three months ended March 31, 2003 compared to $1,000 recovered during the corresponding period of 2002. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. The $356,823 increase in non-performing loans at March 31, 2003, as compared with March 31, 2002, is not believed by management to be indicative of any material change in the credit quality of the loan portfolio. The overall level of non-performing loans remains low. Accordingly, while the overall quality of the loan portfolio remains strong, management will continue to monitor economic conditions and the performance of the portfolio in order to maintain an adequate allowance for loan losses. Additionally, with expectations of the Bank to continue to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Capital Resources

As of March 31, 2003, the Corporation had total capital in the amount of $26,002,303 as compared with $25,433,145 at December 31, 2002, which represents an increase of $569,158 or 2.2%. Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of March 31, 2003, the Bank’s Tier 1 capital amounted to 7.19% of total assets. At March 31, 2003, the Bank’s ratio of risk-based capital to risk weighted assets amounted to 12.63%, which satisfies the applicable risk based capital requirements. As of December 31, 2002, the Bank’s Tier 1 capital amounted to 6.78% of total assets and risk-based capital amounted to 12.10% of total risk based assets.

Generally, bank holding companies are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of March 31, 2003, the Corporation’s Tier 1 capital amounted to 8.40% of total assets. At March 31, 2003, the Corporation’s ratio of risk-based capital to risk weighted assets amounted to 14.47%, which satisfies the applicable risk based capital requirements. As of December 31, 2002, the Corporation’s Tier 1 capital amounted to 7.87% of total assets and risk-based capital amounted to 13.79% of total risk based assets.

The capital ratios of the Corporation and the Bank exceed all regulatory requirements and both institutions are considered to be “well capitalized”, by their respective federal bank supervisory agencies.

Liquidity

The primary function of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Corporation’s interest rate sensitivity management practices seek to provide consistency in the maintenance of net interest margins and to foster the sustainable growth of net interest income despite changing interest rates.

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to $4,408,673 at March 31, 2003 or 5.8% of the investment securities portfolio, and $3,134,580 at December 31, 2002, representing 5.7% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, payments of mortgage-backed securities, as well as maturing loans are also sources of liquidity. The Corporation’s goals and general practices are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. Changes in interest rates should not dramatically impact income as assets and liabilities mature and reprice concurrently. The Corporation’s current practices are consistent with these objectives.

Forward Looking Statements

This Form 10-Q and future filings made by the Corporation with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Corporation and the Bank, and oral statements made by executive officers of the Corporation and the Bank, may include forward-looking statements relating to such matters as:

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

The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation’s and Bank’s business include the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk is the exposure of net interest income to adverse movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

The Corporation’s Asset/Liability Management Committee, comprised of the President of the Corporation, the Chief Financial Officer, the Senior Lending Officer, and marketing, retail and finance officers, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity, and capital. This committee meets weekly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions. This Asset/Liability Management Committee reports to the Risk Management Committee, which is comprised of several Directors, the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer, and the Senior Vice President and Senior Lender.

The Corporation is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders’ equity) would increase because the Corporation is asset sensitive, the assets will re-price faster than liabilities. At March 31, 2003, it is estimated that an increase in interest rates of 200 basis points (for example, an increase in the prime rate from 4.25% to 6.25%) would increase the value of net assets by $3,129,186. If interest rates were to decrease, the value of net assets would also increase.

Although the value of net assets is subject to risk if interest rates rise (but not if rates fall) the opposite is true of the Corporation’s earnings. If interest rates were to increase, net interest income would increase because the Corporation has more interest-earning assets which would re-price than it has interest-bearing liabilities which would re-price. As a result, net interest income is instead subject to the risk of a decline in rates. Not only are there fewer interest-bearing liabilities to re-price, but many of these liabilities could not re-price much lower because the rates paid on them are already low. Accordingly, if interest rates were to decrease by 200 basis points (for example, a decrease in the prime rate from 4.25% to 2.25%) it is estimated that net interest income would decrease by $1,277,606. On the other hand, if interest rates were to increase, net interest income would increase.

At March 31, 2003, it was estimated that the value of the net assets of the Corporation would increase by $3,129,186 if interest rates were to increase by 200 basis points and that the Corporation’s net interest income would decline by $1,277,606 if interest rates were to decline by 200 basis points. The year-to-year change in these estimates is a result of a lengthening of the duration of the net assets of the Corporation.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II – Other Information

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

11.0	Computation of Per Share Earnings

99.1	Certificate of Chief Executive Officer pursuant to section 906 of Sarbanes-Oxley Act of 2002

99.2	Certificate of Chief Financial Officer pursuant to section 906 of Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K:

On January 16, 2003, pursuant to Item 5, the Corporation filed a Form 8-K announcing earnings for the year and quarter ended December 31, 2002 and issued a press release related to earnings and dividend payment.

On April 22, 2003, pursuant to Item 5, the Corporation filed a Form 8-K announcing earnings for the quarter ended March 31, 2003 and issued a press release related to earnings and dividend payment.

On April 22, 2003, pursuant to Item 5, the Corporation filed a Form 8-K relating to the 2003 annual meeting with results of vote and issued a press release related to earnings for the quarter ended March 31, 2003 and dividend payment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEVERLY NATIONAL CORPORATION (Registrant)

Date: May 9, 2003	By:	/s/ DONAT A. FOURNIER
Donat A. Fournier President, Chief Executive Officer

Date: May 9, 2003	By:	/s/ PETER E. SIMONSEN
Peter E. Simonsen Treasurer, Principal Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Donat A. Fournier, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Beverly National Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By:	/s/ DONAT A. FOURNIER
Donat A. Fournier Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Peter E. Simonsen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Beverly National Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By:	/s/ PETER E. SIMONSEN
Peter E. Simonsen Principal Financial Officer Treasurer