Form 10-Q
period 2003-06-30
BEVERLY NATIONAL CORP
filed 2003-08-12
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2003. 1,810,063 shares

BEVERLY NATIONAL CORPORATION

INDEX

PART I. FINANCIAL STATEMENTS	PAGE

Item 1.

Condensed Financial Statements

Consolidated Balance Sheets at June 30, 2003 (Unaudited) and December 31, 2002	3

Consolidated Statements of Income for the Six and Three Months Ended June 30, 2003 and 2002 (Unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.

Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings	19

Item 2.

Changes in Securities and Use of Proceeds	19

Item 3.

Defaults Upon Senior Securities	19

Item 4.

Submission of Matters to a Vote of Security Holders	19

Item 5.

Other Information	20

Item 6.

Exhibits and Reports on Form 8-K	21

Signatures	22

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$26,289,673	$17,228,634
Interest bearing demand deposits with other banks	169,063	153,031
Federal funds sold	40,000,000	33,000,000

Cash and cash equivalents	66,458,736	50,381,665

Investments in available-for-sale securities (at fair value)	86,182,394	54,969,100
Investments in held-to-maturity securities	1,349,249	1,046,308
Federal Reserve Bank stock, at cost	97,500	97,500
Federal Home Loan Bank stock, at cost	1,041,900	744,800

Loans, net of the allowance for loan losses of $2,203,061 and $2,012,578, respectively	177,300,932	191,394,289
Mortgages held for sale	2,103,053	1,622,500
Premises and equipment, net	4,105,698	4,417,696
Accrued interest receivable	1,095,594	1,148,290
Other assets	4,547,878	4,706,206

Total assets	$344,282,934	$310,528,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$64,708,187	$59,917,671
Interest bearing
Regular savings	65,837,342	63,188,039
NOW accounts	80,485,065	61,442,529
Money market accounts	45,182,413	40,222,883
Time deposits	58,868,094	56,490,854

Total deposits	315,081,101	281,261,976

Other liabilities	3,109,497	3,833,233

Total liabilities	318,190,598	285,095,209

Stockholders’ equity:

Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share; 2,500,000 shares authorized; issued 1,929,043 as of June 30, 2003 and 1,905,321 as of December 31, 2002; outstanding 1,809,563 shares as of June 30, 2003 and 1,785,841 shares as of December 31, 2002	4,822,607	4,763,303
Paid-in Capital	6,071,349	5,852,014
Retained earnings	16,773,426	16,347,372
Treasury stock, at cost (119,480 shares as of June 30, 2003 and December 31, 2002)	(1,618,112)	(1,618,112)
Accumulated other comprehensive income	43,066	88,568

Total stockholders’ equity	26,092,336	25,433,145

Total liabilities and stockholders’ equity	$344,282,934	$310,528,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
INTEREST INCOME:
Interest and fees on loans	$6,263,559	$6,812,288	$3,091,689	$3,371,487
Interest and dividends on investment securities:
Taxable	1,246,552	1,758,199	659,787	825,927
Tax-exempt	17,032	14,870	9,468	7,397
Dividends on marketable equity securities	7,757	3,407	3,794	2,100
Other interest	108,508	109,514	61,617	72,623

Total interest and dividend income	7,643,408	8,698,278	3,826,355	4,279,534

INTEREST EXPENSE:
Interest on deposits	1,555,970	2,436,471	784,962	1,154,314
Interest on repurchase agreements	315	0	315	0

Total interest expense	1,556,285	2,436,471	785,277	1,154,314

Net interest and dividend income	6,087,123	6,261,807	3,041,078	3,125,220

Provision for loan losses	120,000	145,890	20,000	79,890

Net interest and dividend income after provision for loan losses	5,967,123	6,115,917	3,021,078	3,045,330

NON-INTEREST INCOME:
Income from fiduciary activities	783,068	841,487	420,622	426,538
Service charges on deposit accounts	326,158	241,226	168,027	131,819
Other deposit fees	198,745	157,807	97,676	82,182
Mortgage servicing income	37,678	84,344	17,507	29,149
Gain on sale of securities	220,603	92,669	49,957	92,669
Other income	466,799	349,052	225,017	157,455

Total non-interest income	2,033,051	1,766,585	978,806	919,812

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,730,082	3,822,033	1,900,118	2,030,135
Occupancy expense	524,622	517,502	248,842	220,104
Equipment expense	292,269	326,245	145,274	161,283
Contributions	61,510	53,314	30,985	25,040
Data processing fees	277,603	307,689	144,613	156,387
Marketing and public relations	178,475	198,858	97,503	98,781
Stationery and supplies	105,904	104,402	58,213	47,787
Professional fees	178,950	267,826	102,616	156,736
Other expense	774,505	811,976	374,795	397,175

Total non-interest expense	6,123,920	6,409,845	3,102,959	3,293,428

Income before income taxes	1,876,254	1,472,657	896,925	671,714
Income taxes	727,096	517,785	351,550	249,500

Net Income	$1,149,158	$954,872	$545,375	$422,214

Earnings per share:

Weighted average shares outstanding	1,805,671	1,735,503	1,808,724	1,751,939

Weighted average diluted shares outstanding	1,895,210	1,831,426	1,898,988	1,841,826

Earnings per common share	$0.64	$0.55	$0.31	$0.24
Earnings per common share, assuming dilution	$0.61	$0.52	$0.29	$0.23
Dividends per share	$0.40	$0.38	$0.40	$0.20
Special dividend per share	$—	$0.05	$—	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003 and 2002

(Unaudited)

Reconciliation of net income to net cash provided by (used in) operating activities:
	2003	2002
Net income	$1,149,158	$954,872

(Increase) decrease in mortgages held for sale	(1,053,984)	1,109,520
Benefit for mortgages held for sale	0	(17,514)
Increase in mortgage servicing rights	(3,670)	(48,479)
Depreciation expense	351,366	378,536
Gain on sale of securities	(220,603)	(92,669)
Provision for loan losses	120,000	145,890
Decrease in interest receivable	52,695	202,986
Decrease in interest payable	(20,779)	(128,045)
(Decrease) increase in accrued expenses	(43,333)	159,361
Decrease (increase) in prepaid expenses	18,943	(70,036)
Decrease in other liabilities	(30,276)	(36,123)
(Increase) decrease in other assets	275,573	(139,253)
(Increase) decrease in RABBI Trust trading securities	17,673	(3,807)
Amortization expense of investment securities	291,796	67,227
Accretion income of investment securities	(9,500)	(75,016)
Gain on sales of assets, net	0	(304)
Change in deferred loan costs, net	34,444	178,386

Total adjustments	(219,655)	1,630,660

Net cash provided by operating activities	929,503	2,585,532

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003 and 2002

(Unaudited)

(Continued)

	2003	2002
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(78,974,086)	(19,642,889)
Purchases of investment securities held-to-maturity	(408,548)	0
Proceeds from sales of investment securities available-for-sale	13,848,167	6,111,888
Proceeds from payments of investment securities available-for-sale	6,628,369	0
Proceeds from maturities of investment securities available-for-sale	27,000,000	29,000,000
Proceeds from maturities of investment securities held-to-maturity	105,000	105,000
Purchases of Federal Home Loan Bank stock	(297,100)	(14,000)
Loan originations and principal collections, net	14,402,148	(14,964,187)
Recoveries of previously charged off loans	110,197	230,627
Capital expenditures	(39,368)	(144,000)
Premiums paid on life insurance policies	(500,000)	0
Proceeds from sales of assets	0	0

Net cash provided by (used in) investing activities	(18,125,221)	682,439

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market & savings accounts	31,441,885	9,261,233
Net increase (decrease) in time deposits	2,377,240	(7,547,140)
Proceeds from exercise of stock options	176,768	731,479
Dividends paid	(723,104)	(747,216)

Net cash provided by financing activities	33,272,789	1,698,356

Net change in cash and cash equivalents	16,077,071	4,966,327
Cash & cash equivalents beginning of year	50,381,665	43,294,536

Cash & cash equivalents at June 30:	$66,458,736	$48,260,863

Supplemental disclosures:
Mortgages held for sale transferred to loans	$573,431	$144,000
Interest paid	$1,577,064	$2,564,516
Income taxes paid	$341,224	$532,406

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

6.    STOCK BASED COMPENSATION

At June 30, 2003, the Corporation has three stock-based employee compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$1,149,158	$954,872	$545,375	$422,214

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	23,454	29,874	14,660	14,937

Pro forma net income	$1,125,704	$924,998	$530,715	$407,277

Earnings per share:
Basic – as reported	$.64	$.55	$.31	$.24
Basic – pro forma	$.62	$.53	$.29	$.23
Diluted – as reported	$.61	$.52	$.29	$.23
Diluted – pro forma	$.59	$.51	$.28	$.23

PART I—FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary

Net interest and dividend income decreased $174,684 and non-interest income increased $266,466 during the first six months of 2003, as compared with the first six months of 2002. Non-interest expense decreased $285,925, for the corresponding period. As a result, the Corporation’s net income for the six months ended June 30, 2003, was $1,149,158, as compared to the Corporation’s net income of $954,872 for the six month period ended June 30, 2002. This is an increase of $194,286 or 20.3%. Primary earnings per share totaled $.64 for the six months ended June 30, 2003, as compared to primary earnings per share of $.55 for the six months ended June 30, 2002. On a fully diluted basis, earnings per share for the first six months of 2003 amounted to $.61 as compared with $.52 for the same period in 2002. The Corporation declared and paid dividends in January and April 2003 totaling $.40 per share as compared with $.38 per share during the same period in 2002. A special dividend of $.05 per share was paid in June 2002.

During the first six months of 2003, the Corporation’s total assets increased $33,754,580 or 10.9% and amounted to $344,282,934 at June 30, 2003. The change in assets was reflected in an increase in Federal Funds Sold of $7,000,000 or 21.2% and an increase of available-for-sale securities of $31,213,294 or 56.8%. The changes in the loan portfolio and mortgages held for sale for the six months were as follows: net loans decreased $14,093,357 or 7.4% and mortgages held for sale increased $480,553 or 29.6%. However, there was loan growth in commercial loan and municipal lending. Approximately $10.9 million in residential mortgages were sold in the secondary market during the first six months of 2003. Deposits increased $33,819,125 or 12.0% during the first six months of 2003. As a result, total deposits increased from $281,261,976 at December 31, 2002 to $315,081,101 at June 30, 2003. Non-interest bearing deposits increased from $59,917,671 at December 31, 2002 to $64,708,187 at June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2003

AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net Interest and Dividend Income

Net interest and dividend income for the six months ended June 30, 2003 totaled $6,087,123 as compared to $6,261,807 for the same period in 2002, representing a decrease of $174,684 or 2.8%. Total interest and dividend income equaled $7,643,408 for the six months ended June 30, 2003 as compared to $8,698,278 for the same time period in 2002, a decrease of $1,054,870 or 12.1%. Loan income for the six months ended June 30, 2003, totaled $6,263,559 as compared to $6,812,288 for the same time period in 2002. This decrease of $548,729 or 8.1% reflects the re-pricing of the portfolio in a lower interest rate environment and sale of fixed rate residential mortgages. Interest and dividends on taxable securities for the six months ended June 30, 2003 totaled $1,246,552 as compared to $1,758,199 for the same period in 2002. This is a decrease of $511,647 or 29.1% and is attributable to a lower interest rate environment. The interest and dividends on tax-exempt securities increased $2,162 or 14.5% during the six months of 2003 as compared with the same period of 2002. The other interest earned including Federal Funds Sold, remained relatively level for the six months ended June 30, 2003 when compared to the same time period in 2002 due to higher balances invested in a lower interest rate environment.

Deposit interest expense equaled $1,555,970 for the six months ended June 30, 2003, as compared to $2,436,471 for the same period in 2002. This decrease of $880,501 or 36.1% reflects the current strategy of managing the cost of funds of the Bank, in a lower rate environment. The Bank generally pays competitive rates for its deposit base in the local market.

Provision for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the six months ended June 30, 2003 was $120,000 as compared to $145,890 for the same period in 2002. Management’s assessment of the potential for continued weakness in the economy and the potential erosion of collateral values were the primary factors which warranted the provision despite the current sound quality of the Bank’s portfolio. (See “Allowance for Loan Losses”).

Non-interest Income

Non-interest income totaled $2,033,051 for the six months ended June 30, 2003 as compared to $1,766,585 for six months ended June 30, 2002. This is an increase of $266,466 or 15.1%. Income from fiduciary activities totaled $783,068 for the six months ended June 30, 2003 as compared to $841,487 for the six months ended June 30, 2002. This decrease of $58,419 or 6.9% can be attributed to the lower market conditions and their effect on the trust portfolio. Service charges on deposit accounts totaled $326,158 for the six months ended June 30, 2003, as compared to $241,226 for the same time period in 2002. This increase of $84,932 or 35.2% is due to increased service charges for traditional and electronic banking along with a higher number of accounts serviced. Other deposit fees increased $40,938 or 25.9% for the six months ended June 30, 2003 as compared to the same time period in 2002. The mortgage servicing income decreased $46,666 for the six months ended June 30, 2003 as compared to June 30, 2002. Gain on sale of securities totaled $220,603 for the six months ending June 30, 2003 as compared to gain on sale of securities of $92,669 for the corresponding period in 2002. Other income for the six-month period ended June 30, 2003 totaled $466,799 as compared to $349,052 for the six-month period ended June 30, 2002, an increase of $117,747 or 33.7%.

Non-interest Expense

Non-interest expense totaled $6,123,920 for the six months ended June 30, 2003, as compared to $6,409,845 for the same time period in 2002. This is a decrease of $285,925 or 4.5%. This decrease is primarily attributed to stronger cost controls. Salaries and benefits totaled $3,730,082 for the six months ended June 30, 2003 and $3,822,033 for the same time period in 2002. This is a decrease of $91,951 or 2.4% due to adjustments to fringe benefits. Occupancy expense totaled $524,622 for the six months ended June 30, 2003 as compared to $517,502 for the same period in 2002, which is an increase of $7,120 or 1.4%. This is due to higher rent costs. The costs of equipment totaled $292,269 for the six months ended June 30, 2003 as compared to $326,245 for the same period in 2002. Decreased equipment depreciation and maintenance costs created this situation. Data processing fees totaled $277,603 for the six months ended June 30, 2003 as compared to $307,689 for the corresponding time in 2002. This is a decrease of $30,086 or 9.8%, which is due to a renegotiated data processing contract. Professional fees decreased $88,876 or 33.2% due to reduced legal fees and no recruiting expenses in 2003. Stationery and supplies increased $1,502 for the six months ended June 30, 2003 as compared to the same time period in 2002. Contributions increased $8,196 or 15.4% for the six months ended June 30, 2003 as compared to the same time period in 2002. Marketing and public relations decreased $20,383 or 10.3% for the six months ended June 30, 2003 as compared to the same time period in 2002. This is due to additional non-recurring 2002 expenses related to the 200th anniversary celebration of the Corporation’s main subsidiary Beverly National Bank. Other expenses totaled $774,505 for the six months ended June 30, 2003 as compared to $811,976 for the same period in 2002. This reflects a decrease of $37,471 or 4.6%.

Income Taxes

The income tax provision for the six months ended June 30, 2003 totaled $727,096 in comparison to an income tax provision of $517,785 for the same time period in 2002. This reflects an increase of taxable income.

Net Income

Net income amounted to $1,149,158 for the six months ended June 30, 2003 as compared to net income of $954,872 for the same period in 2002, which is an increase of $194,286 or 20.3%. The earnings increase is primarily due to gains on asset sales, higher service charges on deposit accounts and cost control on non-interest expense for the first six months of 2003 as compared to the corresponding period in 2002.

THREE MONTHS ENDED JUNE 30, 2003

AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net Interest and Dividend Income

Net interest and dividend income for the three months ended June 30, 2003 totaled $3,041,078 as compared to $3,125,220 for the same period in 2002, representing a decrease of $84,142 or 2.7%. Total interest and dividend income equaled $3,826,355 for the three months ended June 30, 2003 as compared to $4,279,534 for the same time period in 2002, representing a decrease of $453,179 or 10.6%. Loan income for the three months ended June 30, 2003, totaled $3,091,689 as compared to $3,371,487 for the same time period in 2002. This decrease of $279,798 or 8.3% reflects the re-pricing of the portfolio in a lower interest rate environment. Interest and dividends on taxable securities for the three months ended June 30, 2003 totaled $659,787 as compared to $825,927 for the same period in 2002. This is a decrease of $166,140 or 20.1% and is attributable to a lower interest rate environment. The interest and dividends on tax-exempt securities increased $2,071 or 28.0% during the second quarter of 2003 as compared with the same quarter of 2002. The other interest earned including Federal Funds Sold decreased $11,006 or 15.2% for the three months ended June 30, 2003 when compared to the same time period in 2002 due to higher balances invested in a lower interest rate environment.

Deposit interest expense equaled $784,962 for the three months ended June 30, 2003, as compared to $1,154,314 for the same period in 2002. This decrease of $369,352 or 32.0% reflects the current strategy of managing the cost of funds of the Bank, in a lower rate environment. The Bank generally pays competitive rates for its deposit base in the local market.

Provision for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the three months ended June 30, 2003 was $20,000 as compared to $79,890 for the same period in 2002. Management’s assessment of the potential for continued weakness in the economy and the potential erosion of collateral values were the primary factors which warranted the provision despite the current sound quality of the Bank’s portfolio. (See “Allowance for Loan Losses”).

Non-interest Income

Non-interest income totaled $978,806 for the three months ended June 30, 2003 as compared to $919,812 for three months ended June 30, 2002. This is an increase of $58,994 or 6.4%. Income from fiduciary activities totaled $420,622 for the three months ended June 30, 2003 as compared to $426,538 for the three months ended June 2002. This decrease of $5,916 or 1.4% can be attributed to the lower market conditions and their effect on the trust portfolio. Service charges on deposit accounts totaled $168,027 for the three months ended June 30, 2003, as compared to $131,819 for the same time period in 2002. This increase of $36,208 or 27.5% is due to increased service charges for traditional and electronic banking along with a higher number of accounts serviced. Other deposit fees increased $15,494 or 18.9% for the three months ended June 30, 2003 as compared to the same time period in 2002. The mortgage servicing income decreased $11,642 for the three months ended June 30, 2003 as compared to June 30, 2002. Gain on sale of securities totaled $49,957 for the three months ending June 30, 2003 as compared to gains on sale of securities of $92,669 for the corresponding period in 2002. Other income for the three-month period ended June 30, 2003 totaled $225,017 as compared to $157,455 for the three-month period ended June 30, 2002, an increase of $67,562 or 42.9%. This positive variance is primarily due to higher profits posted in 2003 on gain on sale of mortgages.

Non-interest Expense

Non-interest expense totaled $3,102,959 for the three months ended June 30, 2003, as compared to $3,293,428 for the same time period in 2002. This is a decrease of $190,469 or 5.8%. This decrease is primarily attributed to new cost controls. Salaries and benefits totaled $1,900,118 for the three months ended June 30, 2003 and $2,030,135 for the same time period in 2002. This decrease of $130,017 is due to adjustments to employee benefits. Occupancy expense totaled $248,842 for the three months ended June 30, 2003 as compared to $220,104 for the same period in 2002, which is an increase of $28,738 or 13.1%. This is due to increased rent, real estate taxes and repair and maintenance costs. The costs of equipment totaled $145,274 for the three months ended June 30, 2003 as compared to $161,283 for the same period in 2002. Decreased equipment depreciation and maintenance costs created this situation. Data processing fees totaled $144,613 for the three months ended June 30, 2003 as compared to $156,387 for the corresponding time in 2002. This is a decrease of $11,774 or 7.5%, which is due to a renegotiated data processing contract. Professional fees decreased $54,120 or 34.5% due to lower legal expenses and no recruiting expenses in 2003. Stationery and supplies increased $10,426 for the three months ended June 30, 2003 as compared to the same time period in 2002. Contributions increased $5,945 or 23.7% for the three months ended June 30, 2003 as compared to the same time period in 2002. Marketing and public relations decreased $1,278 or 1.3% for the three months ended June 30, 2003 as compared to the same time period in 2002. This is due to additional non-recurring 2002 expenses related to the 200th anniversary celebration of the Corporation’s main subsidiary Beverly National Bank. Other expenses totaled $374,795 for the three months ended June 30, 2003 as compared to $397,175 for the same period in 2002. This reflects a decrease of $22,380 or 5.6%.

Income Taxes

The income tax provision for the three months ended June 30, 2003 totaled $351,550 in comparison to an income tax provision of $249,500 for the same time period in 2002. This reflects an increase of taxable income.

Net Income

Net income amounted to $545,375 for the three months ended June 30, 2003 as compared to net income of $422,214 for the same period in 2002, which is an increase of $123,161 or 29.2%. The earnings increase is primarily due to gains on mortgage sales, higher service charges on deposit accounts and cost control on non-interest expense for the second quarter 2003 as compared to the corresponding period in 2002.

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

Commercial loans and residential mortgages are considered to be impaired under any one of the following circumstances: Non-accrual status; Loans over 90 days delinquent; Troubled debt restructures consummated after December 31, 1994; or Loans classified as “doubtful,” meaning that they have weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

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

At June 30, 2003, the allowance for loan losses totaled $2,203,061 representing 358.5% of non-performing loans. Non-performing loans totaled $614,407, which represented 0.34% of total loans and mortgages held for sale. At June 30, 2002, the allowance for loan losses amounted to $2,022,677, representing 257% of non-performing loans. At June 30, 2002, non-performing loans totaled $786,757, which represented 0.41% of total loans and mortgages held for sale. A total of $39,714 of loans were charged off by the Bank during the first six months of 2003 as compared to $350,216 charged off during the corresponding period in 2002. A total of $110,097 was recovered of previously charged-off loans during the first six months ended June 30, 2003 compared to $230,627 recovered during the corresponding period of 2002. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. The overall level of non-performing loans remains low. Accordingly, while the overall quality of the loan portfolio remains strong, management will continue to monitor economic conditions and the performance of the portfolio in order to maintain an adequate allowance for loan losses. Additionally, with expectations of the Bank to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Capital Resources

As of June 30, 2003, the Corporation had total capital in the amount of $26,092,336 as compared with $25,433,145 at December 31, 2002, which represents an increase of $659,191 or 2.6%. Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of June 30, 2003, the Bank’s Tier 1 capital amounted to 6.84% of total assets. At June 30, 2003, the Bank’s ratio of risk-based capital to risk weighted assets amounted to 12.62%, which satisfies the applicable risk based capital requirements. As of December 31, 2002, the Bank’s Tier 1 capital amounted to 6.78% of total assets and risk-based capital amounted to 12.10% of total risk based assets.

Generally, bank holding companies are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of June 30, 2003, the Corporation’s Tier 1 capital amounted to 8.00% of total assets. At June 30, 2003, the Corporation’s ratio of risk-based capital to risk weighted assets amounted to 14.42%, which satisfies the applicable risk based capital requirements. As of December 31, 2002, the Corporation’s Tier 1 capital amounted to 7.87% of total assets and risk-based capital amounted to 13.79% of total risk based assets.

The capital ratios of the Corporation and the Bank exceed all regulatory requirements and both institutions, are considered to be “well capitalized,” by their respective federal bank supervisory agencies.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to $6,037,605 at June 30, 2003 or 6.9% of the investment securities portfolio, and $3,134,580 at December 31, 2002, representing 5.6% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, payments of mortgage-backed securities, as well as maturing loans are also sources of liquidity. The Corporation’s goals and general practices are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Corporation’s current practices are consistent with these objectives.

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

(b)	expectations for revenues and earnings for the Corporation and Bank.

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

The Corporation is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders’ equity) would increase because the Corporation is asset sensitive, the assets will re-price faster than liabilities. At June 30, 2003, it is estimated that an increase in interest rates of 200 basis points (for example, an increase in the prime rate from 4.25% to 6.25%) would increase the value of net assets by $1,284,221. If interest rates were to decrease, the value of net assets would also increase.

Although the value of net assets is subject to risk if interest rates rise (but not if rates fall) the opposite is true of the Corporation’s earnings. If interest rates were to increase, net interest income would increase because the Corporation has more interest-earning assets which would re-price than it has interest-bearing liabilities which would re-price. As a result, net interest income is instead subject to the risk of a decline in rates. Not only are there fewer interest-bearing liabilities to re-price, but many of these liabilities could not re-price much lower because the rates paid on them are already low. Accordingly, if interest rates were to decrease by 200 basis points (for example, a decrease in the prime rate from 4.25% to 2.25%) it is estimated that net interest income would decrease by $1,211,859. On the other hand, if interest rates were to increase, net interest income would be expected to increase.

At June 30, 2003, it was estimated that the value of the net assets of the Corporation would increase by $4,389,429 if interest rates were to increase by 200 basis points and that the Corporation’s net interest income would decline by $116,210 if interest rates were to decline by 200 basis points. The year-to-year change in these estimates is a result of a lengthening of the duration of the net assets of the Corporation.

ITEM 4.    CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2003, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Corporation’s Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2003, there were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation. Therefore, no corrective actions were taken.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Corporation was held on Tuesday, April 22, 2003. Stockholders voted to fix the number of directors at ten (10), on the election of directors and to ratify the appointment of independent auditors.

The results of the votes of stockholders regarding each proposal are set forth below:

PROPOSAL 1

FIXING NUMBER OF DIRECTORS

The proposal to fix the number of directors, who shall constitute the full Board of Directors, at ten (10) was approved in that the proposal received the affirmative vote of a majority of the shares voting.

The vote for fixing the number of directors at ten (10) was as follows:

	“FOR”	“AGAINST”	“ABSTAIN”
Number of Votes:	1,490,743	162,750	6,518
Percentage of Shares Voted:	89.8%	9.8%	—
Percentage of Shares Entitled to Vote:	82.4%	9.0%	—

PROPOSAL 2

ELECTION OF DIRECTORS

Each of the four nominees received in excess of a plurality of the votes cast at the meeting and were elected to serve a three-year term or until their successors are elected and qualified.

The vote for electing nominees as directors was as follows:

	For	Withholding Authority*
John N. Fisher
Number of Shares:	1,653,913	—
Percentage of Shares Voted:	99.6%	—
Percentage of Shares Entitled to Vote:	91.5%	—

	For	Withholding Authority*
Alice B. Griffin
Number of Shares:	1,653,913	630
Percentage of Shares Voted:	99.6%	—
Percentage of Shares Entitled to Vote:	91.4%	—

	For	Withholding Authority*
Robert W. Luscinski
Number of Shares:	1,648,663	5,250
Percentage of Shares Voted:	99.3%	.3%
Percentage of Shares Entitled to Vote:	91.2%	.3%

	For	Withholding Authority*
James D. Wiltshire
Number of Shares:	1,648,663	5,250
Percentage of Shares Voted:	99.3%	.3%
Percentage of Shares Entitled to Vote:	91.2%	.3%

Richard H. Booth, John L. Good, III, and Clark R. Smith are currently serving terms on the Board of Directors which expire at the 2004 Annual Meeting of Shareholders. Neiland J. Douglas, Jr., Donat A. Fournier and Mark B. Glovsky are currently serving terms on the Board of Directors which expire at the 2005 Annual Meeting of Shareholders.

*  “Witholding Authority” would include any “Against” or “Abstain” votes.

PROPOSAL 3

RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS

The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the Company for the year ending December 31,2003 was approved in that the votes for such appointment exceeded the votes against such appointment.

The vote to ratify the appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the year ending December 31, 2003 was as follows:

	“FOR”	“AGAINST”	“ABSTAIN”
Number of Votes:	1,648,272	0	11,739
Percentage of Shares Voted:	99.3%	0	—
Percentage of Shares Entitled to Vote:	91.2%	0	—

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

11.0    Computation of Per Share Earnings

31.1    Rule 13a-14(a)/15d-14(a) Certification

31.2    Rule 13a-14(a)/15d-14(a) Certification

32.1    Section 1350 Certifications

b.	Reports on Form 8-K:

The Corporation filed the following reports on Form 8-K during the quarter ended June 30, 2003:

1.    The Corporation filed a Form 8-K on April 22, 2003 to report the events and results of the Corporation’s Annual Meeting of Shareholders that was held on April 22, 2003.

2.    The Corporation filed a Form 8-K on April 22, 2003 to report that the Corporation had issued a press release related to its Annual Meeting, earnings and dividend payment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEVERLY NATIONAL CORPORATION (Registrant)

Date: August 11, 2003	By:	/s/ DONAT A. FOURNIER
Donat A. Fournier President, Chief Executive Officer

Date: August 11, 2003	By:	/s/ PETER E. SIMONSEN
Peter E. Simonsen Treasurer, Principal Financial Officer