Form 10-Q
period 2003-09-30
BEVERLY NATIONAL CORP
filed 2003-11-13
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2003. 1,827,540 shares

BEVERLY NATIONAL CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1.

Condensed Financial Information

Consolidated Balance Sheets at September 30, 2003(Unaudited) and December 31, 2002	3

Consolidated Statements of Income for the Nine and Three Months Ended September 30, 2003 and 2002 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.
Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	19

Item 2.
Changes in Securities and Use of Proceeds	19

Item 3.
Defaults Upon Senior Securities	19

Item 4.
Submission of Matters to a Vote of Security Holders	19

Item 5.
Other Information	19

Item 6.
Exhibits and Reports on Form 8-K	19

Signatures	20

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$26,772,745	$17,228,634
Interest bearing demand deposits with other banks	177,452	153,031
Federal funds sold	23,200,000	33,000,000

Cash and cash equivalents	50,150,197	50,381,665
Investments in available-for-sale securities(at fair value)	69,706,688	54,969,100
Investments in held-to-maturity securities	31,602,375	1,046,308
Federal Reserve Bank stock, at cost	97,500	97,500
Federal Home Loan Bank stock, at cost	1,041,900	744,800
Loans, net of the allowance for loan losses of $2,207,196 and $2,012,578, respectively	173,427,454	191,394,289
Mortgages held for sale	6,701,945	1,622,500
Due from broker	2,011,227	0
Premises and equipment, net	3,971,552	4,417,696
Accrued interest receivable	1,299,192	1,148,290
Other assets	4,848,252	4,706,206

Total assets	$344,858,282	$310,528,354

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$64,388,621	$59,917,671
Interest bearing
Regular savings	66,834,290	63,188,039
NOW accounts	65,599,835	61,442,529
Money market accounts	48,586,914	40,222,883
Time deposits	59,343,834	56,490,854

Total deposits	304,753,494	281,261,976
Securities sold under agreements to repurchase	10,972,732	0
Other liabilities	3,147,233	3,833,233

Total liabilities	318,873,459	285,095,209

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share; 2,500,000 shares authorized; issued 1,931,093 as of September 30, 2003 and 1,905,321 as of December 31, 2002; outstanding 1,817,963 shares as of September 30, 2003 and 1,785,841 shares as of December 31, 2002	4,827,733	4,763,303
Paid-in Capital	6,103,316	5,852,014
Retained earnings	16,970,282	16,347,372
Treasury stock, at cost (113,130 shares as of September 30, 2003 and 119,480 as of December 31, 2002)	(1,532,133)	(1,618,112)
Accumulated other comprehensive (loss) income	(384,375)	88,568

Total stockholders’ equity	25,984,823	25,433,145

Total liabilities and stockholders’ equity	$344,858,282	$310,528,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
INTEREST INCOME:
Interest and fees on loans	$9,204,700	$10,275,877	$2,941,141	$3,463,589
Interest and dividends on investment securities:
Taxable	1,964,759	2,348,370	718,207	590,171
Tax-exempt	26,007	21,266	8,975	6,396
Dividends on marketable equity securities	11,757	5,710	4,000	2,303
Other interest	163,393	236,978	54,885	127,464

Total interest and dividend income	11,370,616	12,888,201	3,727,208	4,189,923

INTEREST EXPENSE:
Interest on deposits	2,201,770	3,461,154	645,800	1,024,683
Interest on securities sold under agreements to repurchase	11,496	0	11,181	0

Total interest expense	2,213,266	3,461,154	656,981	1,024,683

Net interest and dividend income	9,157,350	9,427,047	3,070,227	3,165,240

Provision for loan losses	120,000	214,890	0	69,000

Net interest and dividend income after provision for loan losses	9,037,350	9,212,157	3,070,227	3,096,240

NON-INTEREST INCOME:
Income from fiduciary activities	1,154,842	1,229,927	371,774	388,440
Service charges on deposit accounts	491,592	374,470	165,434	133,244
Other deposit fees	294,702	248,779	95,957	90,972
Mortgage servicing income (loss)	(11,465)	97,453	(49,143)	13,109
Gain on sale of securities	247,982	299,567	27,379	206,898
Other income	499,746	530,412	32,947	181,360

Total non-interest income	2,677,399	2,780,608	644,348	1,014,023

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,374,071	5,579,266	1,643,989	1,757,233
Occupancy expense	776,378	777,591	251,756	260,089
Equipment expense	416,761	490,114	124,492	163,869
Contributions	93,425	122,041	31,915	68,727
Data processing fees	414,509	431,062	136,906	123,373
Marketing and public relations	251,275	294,827	72,800	95,969
Stationery and supplies	172,025	152,929	66,121	48,527
Professional fees	312,965	437,328	134,015	169,502
Other expense	1,124,817	1,273,723	350,312	461,747

Total non-interest expense	8,936,226	9,558,881	2,812,306	3,149,036

Income before income taxes	2,778,523	2,433,884	902,269	961,227
Income taxes	1,070,596	878,585	343,500	360,800

Net Income	$1,707,927	$1,555,299	$558,769	$600,427

Earnings per share:
Weighted average shares outstanding	1,809,346	1,750,139	1,816,696	1,779,415

Weighted average diluted shares outstanding	1,900,590	1,853,899	1,911,348	1,876,282

Earnings per common share	$0.94	$0.89	$0.30	$0.34
Earnings per common share, assuming dilution	$0.90	$0.84	$0.29	$0.32
Dividends per share	$0.60	$0.57	$0.20	$0.20
Special dividend per share	$—	$0.05	$—	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

Reconciliation of net income to net cash (used in) provided by operating activities:

	9/30/2003	9/30/2002
Net income	$1,707,927	$1,555,299

(Increase) decrease in mortgages held for sale	(9,053,446)	401,520
Benefit for mortgages held for sale	0	(17,514)
Decrease in mortgage servicing rights	64,086	43,946
Depreciation expense	514,225	563,583
Gain on sale of securities	(247,982)	(299,567)
Provision for loan losses	120,000	214,890
(Increase) decrease in interest receivable	(150,902)	177,138
Decrease in interest payable	(43,044)	(130,500)
(Decrease) increase in accrued expenses	17,586	227,059
Decrease (increase) in prepaid expenses	81,573	(60,533)
Decrease in other liabilities	(31,194)	515,906
(Increase) decrease in other assets	621,586	(258,200)
(Increase) decrease in RABBI Trust trading securities	37,075	15,802
Amortization expense of investment securities	498,535	90,545
Accretion income of investment securities	(14,137)	(132,950)
Change in deferred loan costs, net	34,444	(200,479)

Total adjustments	(7,551,595)	1,150,646

Net cash (used in) provided by operating activities	(5,843,668)	2,705,945

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

(Continued)

	9/30/2003	9/30/2002
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(79,130,367)	(32,951,617)
Purchases of investment securities held-to-maturity	(30,794,954)	0
Proceeds from sales of investment securities available-for-sale	13,875,547	14,288,292
Proceeds from payments of investment securities available-for-sale	14,770,691	0
Proceeds from maturities of investment securities available-for-sale	32,686,000	48,483,000
Proceeds from maturities of investment securities held-to-maturity	105,000	105,000
Purchases of Federal Home Loan Bank stock	(297,100)	(14,000)
Loan originations and principal collections, net	21,667,064	(18,335,355)
Recoveries of previously charged off loans	119,327	238,837
Capital expenditures	(68,081)	(217,576)
Premiums paid on life insurance policies	(1,000,000)	0

Net cash (used in) provided by investing activities	(28,066,873)	11,596,581

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market & savings accounts	20,638,538	5,752,845
Net increase (decrease) in time deposits	2,852,980	(8,754,883)
Increase in securities sold under agreements to repurchase	10,972,732	0
Proceeds from exercise of stock options	213,861	739,760
(Purchase) or proceeds from issuance of treasury stock	85,979	(389,375)
Dividends paid	(1,085,017)	(1,103,013)

Net cash provided by (used in) financing activities	33,679,073	(3,754,666)

Net change in cash and cash equivalents	(231,468)	10,547,860
Cash & cash equivalents beginning of year	50,381,665	43,294,536

Cash & cash equivalents at September 30:	$50,150,197	$53,842,396

Supplemental disclosures:
Mortgages held for sale transferred to loans	$3,974,001	$307,000
Interest paid	$2,256,311	$3,591,654
Income taxes paid	$601,473	$878,585

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

Statement of Financial Accounting Standards No. 141 improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method – the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. There was no impact on the consolidated financial statements upon adoption of this Statement.

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

At September 30, 2003, the Corporation has three stock-based compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$1,707,927	$1,555,299	$558,769	$600,427
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	35,181	44,811	11,727	14,937

Pro forma net income	$1,672,746	$1,510,488	$547,042	$585,490

Earnings per share:
Basic – as reported	$.94	$.89	$.30	$.34
Basic – pro forma	$.92	$.86	$.30	$.33
Diluted – as reported	$.90	$.84	$.29	$.32
Diluted – pro forma	$.88	$.81	$.29	$.30

PART I – FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary

Net interest and dividend income decreased $269,697 and non-interest income decreased $103,209 during the first nine months of 2003, as compared with the first nine months of 2002. Non-interest expense decreased $622,655, compared to the corresponding period. As a result, the Corporation’s net income for the nine months ended September 30, 2003, was $1,707,927, as compared to the Corporation’s net income of $1,555,299 for the nine month period ended September 30, 2002. This is an increase of $152,628 or 9.8%. Primary earnings per share totaled $.94 for the nine months ended September 30, 2003, as compared to primary earnings per share of $.89 for the nine months ended September 30, 2002. On a fully diluted basis, earnings per share for the first nine months of 2003 amounted to $.90 as compared with $.84 for the same period in 2002. The Corporation declared and paid dividends in January, April and July 2003 totaling $.60 per share as compared with $.57 per share during the same period in 2002. In addition, a special cash dividend of $.05 per share was paid in June 2002 in conjunction with the Bank’s celebration of its first 200 years of service and operation.

During the first nine months of 2003, the Corporation’s total assets increased $34,329,928 or 11.1% and amounted to $344,858,282 at September 30, 2003. The change in assets was reflected in a decrease in Federal Funds Sold of $9,800,000 or 29.7% and an increase of investment securities of $45,590,755 or 80.2%. The changes in the loan portfolio and mortgages held for sale for the nine months were as follows: net loans decreased $17,966,835 or 9.4% and mortgages held for sale increased $5,079,445 or 313.1%. Approximately $10.9 million in residential mortgages were sold in the secondary market during the first nine months of 2003. Deposits increased $23,491,518 or 8.4% during the first nine months of 2003. As a result, total deposits increased from $281,261,976 at December 31, 2002 to $304,753,494 at September 30, 2003. Non-interest bearing deposits increased from $59,917,671 at December 31, 2002 to $64,388,621 at September 30, 2003. A new sweep product was introduced during the third quarter 2003. The balance at September 30, 2003 totaled $10,972,732.

NINE MONTHS ENDED SEPTEMBER 30, 2003

AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net Interest and Dividend Income

Net interest and dividend income for the nine months ended September 30, 2003 totaled $9,157,350 as compared to $9,427,047 for the same period in 2002, representing a decrease of $269,697 or 2.9%. Total interest and dividend income equaled $11,370,616 for the nine months ended September 30, 2003 as compared to $12,888,201 for the same time period in 2002, a decrease of $1,517,585 or 11.8%. Loan income for the nine months ended September 30, 2003, totaled $9,204,700 as compared to $10,275,877 for the same time period in 2002. This decrease of $1,071,177 or 10.4% reflects the re-pricing of the portfolio in a lower interest rate environment and sales of fixed rate residential mortgages. Interest and dividends on taxable securities for the nine months ended September 30, 2003 totaled $1,964,759 as compared to $2,348,370 for the same period in 2002. This is a decrease of $383,611 or 16.4% and is attributable to a lower interest rate environment. The interest and dividends on tax-exempt securities increased $4,741 or 22.3% during the first nine months of 2003 as compared with the same period of 2002. The other interest earned including Federal Funds Sold, totaled $163,393 for the nine months ended September 30, 2003 as compared to $236,978 the same time period in 2002 due to the lower interest rate environment.

Deposit interest expense equaled $2,201,770 for the nine months ended September 30, 2003, as compared to $3,461,154 for the same period in 2002. This decrease of $1,259,384 or 36.4% reflects the current strategy of managing the cost of funds of the Bank, in a lower rate environment. The Bank generally pays competitive rates for its deposit base in the local market.

Provision for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. The loan loss provision for the nine months ended September 30, 2003 was $120,000 as compared to $214,890 for the same period in 2002. Management’s assessment of the potential for continued weakness in the economy and the potential erosion of collateral values were the primary factors that warranted the provision despite the current sound quality of the Bank’s portfolio. (See “Allowance for Loan Losses”).

Non-interest Income

Non-interest income totaled $2,677,399 for the nine months ended September 30, 2003 as compared to $2,780,608 for the nine months ended September 30, 2002. This is a decrease of $103,209 or 3.7%. Income from fiduciary activities totaled $1,154,842 for the nine months ended September 30, 2003 as compared to $1,229,927 for the nine months ended September 30, 2002. This decrease of $75,085 or 6.1% can be attributed to the lower market values of the trust department holdings upon which trust fees are based and their effect on the trust portfolio. Service charges on deposit accounts totaled $491,592 for the nine months ended September 30, 2003, as compared to $374,470 for the same time period in 2002. This increase of $117,122 or

31.3% is due to increased service charges for traditional and electronic banking along with a higher number of accounts serviced. Other deposit fees increased $45,923 or 18.5% for the nine months ended September 30, 2003 as compared to the same time period in 2002. The mortgage servicing income decreased $108,918 for the nine months ended September 30, 2003 as compared to September 30, 2002. This decrease was due to a high level of mortgages paid off in comparison to new loans booked. Gain on sale of securities totaled $247,982 for the nine months ending September 30, 2003 as compared to gain on sale of securities of $299,567 for the corresponding period in 2002. Other income for the nine-month period ended September 30, 2003 totaled $499,746 as compared to $530,412 for the nine-month period ended September 30, 2002, a decrease of $30,666 or 5.8%.

Non-interest Expense

Non-interest expense totaled $8,936,226 for the nine months ended September 30, 2003, as compared to $9,558,881 for the same time period in 2002. This is a decrease of $622,655 or 6.5%. This decrease is primarily attributed to stronger cost controls. Salaries and benefits totaled $5,374,071 for the nine months ended September 30, 2003 and $5,579,266 for the same time period in 2002. This is a decrease of $205,195 or 3.7% due to adjustments to fringe benefits. Occupancy expense totaled $776,378 for the nine months ended September 30, 2003 as compared to $777,591 for the same period in 2002, which is a decrease of $1,213 or 0.2%. This is due to lower repair and maintenance costs. The costs of equipment totaled $416,761 for the nine months ended September 30, 2003 as compared to $490,114 for the same period in 2002. Decreased equipment depreciation and maintenance costs created this situation. Data processing fees totaled $414,509 for the nine months ended September 30, 2003 as compared to $431,062 for the corresponding time in 2002. This is a decrease of $16,553 or 3.8%, which is due to a renegotiated data processing contract. Professional fees decreased $124,363 or 28.4% due to reduced legal fees and no recruiting expenses in 2003. Stationery and supplies increased $19,096 for the nine months ended September 30, 2003 as compared to the same time period in 2002. Contributions decreased $28,616 or 23.5% for the nine months ended September 30, 2003 as compared to the same time period in 2002. Marketing and public relations decreased $43,552 or 14.8% for the nine months ended September 30, 2003 as compared to the same time period in 2002. This is due to additional non-recurring 2002 expenses related to the 200th anniversary celebration of the Corporation’s main subsidiary Beverly National Bank. Other expenses totaled $1,124,817 for the nine months ended September 30, 2003 as compared to $1,273,723 for the same period in 2002. This reflects a decrease of $148,906 or 11.7%.

Income Taxes

The income tax provision for the nine months ended September 30, 2003 totaled $1,070,596 in comparison to an income tax provision of $878,585 for the same time period in 2002. This reflects an increase of taxable income.

Net Income

Net income amounted to $1,707,927 for the nine months ended September 30, 2003 as compared to net income of $1,555,299 for the same period in 2002, which is an increase of $152,628 or 9.8%. The earnings increase is primarily due to higher service charges on deposit accounts and cost control on non-interest expense for the first nine months of 2003 as compared to the corresponding period in 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2003

AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Interest and Dividend Income

Net interest and dividend income for the three months ended September 30, 2003 totaled $3,070,227 as compared to $3,165,240 for the same period in 2002, representing a decrease of $95,013 or 3.0%. Total interest and dividend income equaled $3,727,208 for the three months ended September 30, 2003 as compared to $4,189,923 for the same time period in 2002, representing a decrease of $462,715 or 11.0%. Loan income for the three months ended September 30, 2003, totaled $2,941,141 as compared to $3,463,589 for the same time period in 2002. This decrease of $522,448 or 15.1% reflects the re-pricing of the portfolio in a lower interest rate environment. Interest and dividends on taxable securities for the three months ended September 30, 2003 totaled $718,207 as compared to $590,171 for the same period in 2002. This is an increase of $128,036 or 21.7% and is attributable to a higher volume of investment balances in a lower interest rate environment. The interest and dividends on tax-exempt securities increased $2,579 or 40.3% during the third quarter of 2003 as compared with the same quarter of 2002. The other interest earned including Federal Funds Sold decreased $72,579 or 56.9% for the three months ended September 30, 2003 when compared to the same time period in 2002 due to a lower interest rate environment.

Deposit interest expense equaled $645,800 for the three months ended September 30, 2003, as compared to $1,024,683 for the same period in 2002. This decrease of $378,883 or 37.0% reflects the current strategy of managing the cost of funds of the Bank, in a lower rate environment. The Bank generally pays competitive rates for its deposit base in the local market.

Provision for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance or reserve for credit losses through charges to earnings. There was no loan loss provision for the three months ended September 30, 2003, as compared to $69,000 for the same period in 2002.

Non-interest Income

Non-interest income totaled $644,348 for the three months ended September 30, 2003 as compared to $1,014,023 for the three months ended September 30, 2002. This is a decrease of $369,675 or 36.5%. Income from fiduciary activities totaled $371,774 for the three months ended September 30, 2003 as compared to $388,440 for the three months ended September 2002. This decrease of $16,666 or 4.3% can be attributed to the lower market values of the trust department’s holdings upon which trust fees are based and their effect on the trust portfolio. Service charges on deposit accounts totaled $165,434 for the three months ended September 30, 2003, as compared to $133,244 for the same time period in 2002. This increase of $32,190 or 24.2% is due to increased service charges for traditional and electronic banking along with a higher number of accounts serviced. Other deposit fees increased $4,985 or 5.5% for the three months ended September 30, 2003 as compared to the same time period in 2002. The mortgage servicing income decreased $62,252 for the three months ended September 30, 2003 as compared to September 30, 2002. This is due to a higher volume of paid off mortgages. Gain on sale of securities totaled $27,379 for the three months ending September 30, 2003 as compared to gains on sale of securities of $206,898 for the corresponding period in 2002. Other income for the three-month period ended September 30, 2003 totaled $32,947 as compared to $181,360 for the three-month period ended September 30, 2002, a decrease of $148,413 or 81.8%. This variance is primarily due to lower gains posted in 2003 on the sales of mortgages.

Non-interest Expense

Non-interest expense totaled $2,812,306 for the three months ended September 30, 2003, as compared to $3,149,036 for the same time period in 2002. This is a decrease of $336,730 or 10.7%. This decrease is primarily attributed to new cost controls. Salaries and benefits totaled $1,643,989 for the three months ended September 30, 2003 and $1,757,233 for the same time period in 2002. This decrease of $113,244 or 6.4% is due to adjustments to employee benefits. Occupancy expense totaled $251,756 for the three months ended September 30, 2003 as compared to $260,089 for the same period in 2002, which is a decrease of $8,333 or 3.2%. This is due to decreased rent, repair and maintenance costs. The costs of equipment totaled $124,492 for the three months ended September 30, 2003 as compared to $163,869 for the same period in 2002. Decreased equipment depreciation and maintenance costs created this situation. Data processing fees totaled $136,906 for the three months ended September 30, 2003 as compared to $123,373 for the corresponding time in 2002. This is an increase of $13,533 or 11.0%, which is due to higher volumes of accounts and additional services used. Professional fees decreased $35,487 or 20.9% due to lower legal expenses and no recruiting expenses in 2003. Stationery and supplies increased $17,594 for the three months ended September 30, 2003 as compared to the same time period in 2002. Contributions decreased $36,812 or 53.5% for the three months ended September 30, 2003 as compared to the same time period in 2002. Marketing and public relations decreased $23,169 or 24.1% for the three months ended September 30, 2003 as compared to the same time period in 2002. This is due to additional non-recurring 2002 expenses related to the 200th anniversary celebration of the Corporation’s main subsidiary, Beverly National Bank. Other expenses totaled $350,312 for the three months ended September 30, 2003 as compared to $461,747 for the same period in 2002. This reflects a decrease of $111,435 or 24.1%.

Income Taxes

The income tax provision for the three months ended September 30, 2003 totaled $343,500 in comparison to an income tax provision of $360,800 for the same time period in 2002. This reflects a decrease of taxable income.

Net Income

Net income amounted to $558,769 for the three months ended September 30, 2003 as compared to net income of $600,427 for the same period in 2002, which is a decrease of $41,658 or 6.9%. The earnings decrease is primarily due to a a tight net interest margin, lower gain on mortgage sales, lower gain on sales of securities, despite higher service charges on deposit accounts and a vigorous focus on cost control for the third quarter 2003 as compared to the corresponding period in 2002.

Allowance for Loan Losses

The Bank formally determines the adequacy of the allowance for loan losses on a quarterly basis. This determination is based on assessment of credit quality or “risk rating” of loans. Loans are initially risk rated when originated and are reviewed periodically. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”). Impaired loans receive individual evaluation of the allowance necessary on a quarterly basis. Impaired loans are defined in the Bank’s Loan Policy as those instances in which it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note.

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

An individual allowance for an impaired loan is based upon an assessment of the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

At September 30, 2003, the allowance for loan losses totaled $2,207,196 representing 352.2% of non-performing loans. Non-performing loans totaled $626,627, which represented 0.34% of total loans and mortgages held for sale. At September 30, 2002, the allowance for loan losses amounted to $1,963,138, representing 319% of non-performing loans. At September 30, 2002, non-performing loans totaled $614,569, which represented 0.31% of total loans and mortgages held for sale. A total of $44,709 of loans were charged off by the Bank during the first nine months of 2003 as compared to $473,075 charged off during the corresponding period in 2002. A total of $119,327 was recovered of previously charged-off loans during the first nine months ended September 30, 2003 compared to $238,837 recovered during the corresponding period of 2002. Management believes that the allowance for loan losses is adequate. Using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. The overall level of non-performing loans remains low. Accordingly, while the overall quality of the loan portfolio remains strong, management will continue to monitor economic conditions and the performance of the portfolio in order to maintain an adequate allowance for loan losses. Additionally, with expectations of the Bank to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Capital Resources

As of September 30, 2003, the Corporation had total capital in the amount of $25,984,823 as compared with $25,433,145 at December 31, 2002, which represents an increase of $551,678 or 2.2%. Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of September 30, 2003, the Bank’s Tier 1 capital amounted to 7.04% of total assets. At September 30, 2003, the Bank’s ratio of risk-based capital to risk weighted assets amounted to 13.29%, which satisfies the applicable risk based capital requirements. As of December 31, 2002, the Bank’s Tier 1 capital amounted to 6.78% of total assets and risk-based capital amounted to 12.10% of total risk based assets.

Generally, bank holding companies are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of September 30, 2003, the Corporation’s Tier 1 capital amounted to 7.75% of total assets. At September 30, 2003, the Corporation’s ratio of risk-based capital to risk weighted assets amounted to 14.47%, which satisfies the applicable risk based capital requirements. As of December 31, 2002, the Corporation’s Tier 1 capital amounted to 7.87% of total assets and risk-based capital amounted to 13.79% of total risk based assets.

The capital ratios of the Corporation and the Bank exceed all regulatory requirements, and both institutions are considered to be “well capitalized” by their respective federal bank supervisory agencies.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Corporation maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to $3,380,280 at September 30, 2003 or 3.3% of the investment securities portfolio, and $3,134,580 at December 31, 2002, representing 5.6% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, payments of mortgage-backed securities, as well as maturing loans are also sources of liquidity. The Corporation’s goals and general practices are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Corporation’s current practices are consistent with these objectives.

Forward-Looking Statements

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

The Corporation notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Corporation’s and Bank’s business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;

(b)	changes in the legislative and regulatory environment that negatively impact the Corporation and Bank through increased operating expenses;

(c)	increased competition from other financial and non-financial institutions;

(d)	the impact of technological advances; and

(e)	other risks detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on the Corporation’s and the Bank’s financial position and results of operation.

I TEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices. In particular, the market price of interest-earning assets and liabilities may be affected by changes in interest rates. Since net interest income (the difference or spread between the interest earned on loans and investments and the interest paid on deposits and borrowings) is the Corporation’s primary source of revenue, interest rate risk is the most significant non-credit related market risk to which the Corporation is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of the Corporation’s assets and liabilities.

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

The Corporation’s Asset/Liability Management Committee, comprised of the President and Chief Executive Officer of the Corporation, the Senior Vice President and Chief Financial Officer, the Senior Vice President and Senior Lending Officer, and marketing, retail and finance officers, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity, and capital. This committee generally meets weekly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions. This Asset/Liability Management Committee reports to the Risk Management Committee, which is comprised of several Directors, the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer, and the Senior Vice President and Senior Lender.

The Corporation is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders’ equity) would increase because the Corporation is asset sensitive, the assets will re-price faster than liabilities. At September 30, 2003, it is estimated that an increase in interest rates of 200 basis points (for example, an increase in the prime rate from 4.25% to 6.25%) would increase the value of net interest income by $382,358. If interest rates were to decrease, the value of net interest income would decrease.

Although the value of net assets is subject to risk if interest rates rise (but not if rates fall) the opposite is true of the Corporation’s earnings. If interest rates were to increase, net interest income would increase because the Corporation has more interest-earning assets which would re-price than it has interest-bearing liabilities which would re-price. As a result, net interest income is instead subject to the risk of a decline in rates. Not only are there fewer interest-bearing liabilities to re-price, but many of these liabilities could not re-price much lower because the rates paid on them are already low. Accordingly, if interest rates were to decrease by 200 basis points (for example, a decrease in the prime rate from 4.25% to 2.25%) it is estimated that net interest income would decrease by $936,306. On the other hand, if interest rates were to increase, net interest income would be expected to increase.

At September 30, 2003, it was estimated that the value of the net assets of the Corporation would increase by $1,123,907 if interest rates were to increase by 200 basis points and that the Corporation’s net assets of the corporation would increase by $7,796,106 if interest rates were to decline by 200 basis points. The year-to-year change in these estimates is a result of increased volume in longer term assets which would lengthen the duration of the net assets of the Corporation.

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

As of the quarter ended September 30, 2003, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and the Corporation’s Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2003, there were no significant changes in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the internal control over financial reporting subsequent to the date the Corporation completed its evaluation. Therefore, no corrective actions were taken.

PART II – Other Information

Item 1.	Legal Proceedings	None

Item 2.	Changes in Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

10.32 Donat A. Fournier Salary Continuation Agreement dated August 11, 2003

11.0 Computation of Per Share Earnings

31.1-Rule 13a-14(a)/15d-14(a)    Certification

31.2-Rule 13a-14(a)/15d-14(a)    Certification

32.1-Section 1350 Certifications

b. Reports on Form 8-K:

The Corporation filed the following reports on Form 8-K during the quarter ended September 30, 2003:

1. The Corporation filed a Form 8-K on July 17, 2003 to report that the Corporation had issued a press release related to its earnings and dividend payment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEVERLY NATIONAL CORPORATION (Registrant)

Date: November 12, 2003	By:	/s/ Donat A. Fournier
Donat A. Fournier President, Chief Executive Officer

Date: November 12, 2003	By:	/s/ Peter E. Simonsen
Peter E. Simonsen Treasurer, Principal Financial Officer