Form 10-K
period 2003-12-31
BEVERLY NATIONAL CORP
filed 2004-03-29
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to 12(g) of the Act:

Common Stock (Par Value $2.50)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity is $37,615,872.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 1,840,575 shares outstanding as of March 16, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Part III

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004.

PART I

ITEM 1. BUSINESS

Beverly National Corporation, a Massachusetts corporation (the “Company” or the “Holding Company”), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Holding Company has one banking subsidiary, Beverly National Bank (the “Bank”), and also owns 100% of a Massachusetts Business Trust, Cabot Street Realty Trust. The principal executive office of the Company is located at 240 Cabot Street, Beverly, Massachusetts 01915, and the telephone number is (978) 922-2100. The Holding Company owns all outstanding shares of the Bank and Cabot Street Realty Trust.

Beverly National Corporation was incorporated in 1984 and became the bank holding company for Beverly National Bank in 1985. However, the historical roots of the Company run deep. Beverly National Bank became a national banking association on March 16, 1865, making it one of the oldest national banks in the United States. From 1802 until the creation of a national banking system in 1865, the Bank operated as a state chartered bank. The Bank is believed to be the oldest community bank and the third oldest national bank still operating in the United States.

The other subsidiary of the Company, Cabot Street Realty Trust, was incorporated in 1984 to hold certain real estate utilized by the Company to conduct its business. During recent years, the Company has experienced sustained growth in both the Company’s equity and its base of earning assets. This growth results from the consolidation of several competitors within the region, favorable economic conditions in the Bank’s market area and the Bank’s success in responding to such opportunities.

The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits and the making of commercial, real estate, installment and other loans. The Bank also offers a full range of trust services, financial planning, internet banking, official checks, traveler’s checks, safe deposit boxes, automatic teller machines and customary banking services to its customers. The Bank established a new subsidiary during the fourth quarter of 2001, Hannah Insurance Agency, which will focus on sales of annuities, life, long term and disability insurance. During 2003, Beverly National Security Corporation was established for the exclusive purpose of buying, selling or holding securities.

The business of the Bank is not significantly affected by seasonal factors.

In the last five years the Bank derived its operating income from the following sources:

	% of Operating Income
	2003	2002	2001	2000	1999
Interest and fees on loans	64%	66%	67%	67%	67%
Interest and dividends on securities and federal funds sold	17	15	18	19	18
Charges, fees and other sources	19	19	15	14	15

	100%	100%	100%	100%	100%

Competition

In Massachusetts generally, and in the Bank’s primary service area, there is intense competition in the commercial banking industry. In addition to commercial banks, the Bank competes with other financial institutions such as savings banks, savings and loan associations, credit unions and mortgage companies obtaining lendable funds and in making loans.

Within the communities in which the Bank operates its 8 offices, the Bank’s 23.4% market share represents the largest market share among the 13 banking institutions, which operate a total of 34 branches in such communities.

All of the offices of the Company and the Bank are located within a market area, which represents the North Shore Region (Region). This Region is comprised of Beverly and 18 communities, which are proximate to Beverly. In 2003, the Region included 155 banking offices with deposits of $7.359 billion. Of the 155 offices in this Region, 14 offices were operated by 14 credit unions. The remaining 141 offices were operated by 25 banks and represented $7.077 billion.

During recent years, the financial industry and the Region have undergone major changes through acquisitions and mergers. These trends will be further accentuated with the upcoming 2004 merger of Fleet and Bank of America.

The magnitude of these changes within the banking industry has served to perpetuate the instability within the structure of the Region’s banking industry. For example, 13 communities in the North Shore Region experienced branch turnover in excess of 40 percent during 1996-2001.

As of June 30, 2003, the Bank held 4.3% of the deposits in the Region and maintained 8 offices (two of which are education facilities) of the 155 offices in the Region 38.7% of the $7.359 billion deposit base is held by 3 competitors (each holding over 10% respectively). These 3 competitors maintain 45 of the 155 offices in the Region and have resources, products and delivery channels which are far more extensive than those of Beverly National Corporation.

The Bank’s market position reflects its recognition as a community bank serving Beverly and proximate communities, and its status as an effective local competitor in those communities in which it is based. The Bank’s resources and reputation as a community based financial institution facilitates its ability to attract and retain customers in the local areas in which it operates. However, the Bank has neither the resources nor the intent to compete on a broad geographic basis which would not be proximate to Beverly and nearby communities. To the extent that the business of the Company and the Bank extend beyond Beverly and proximate communities, such business is primarily the result of loyal customers who have maintained their relationships with the Bank despite geographic relocations involving their families or businesses.

Regulation of the Company

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. It is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and files with the Federal Reserve Board the reports as required under the Bank Holding Company Act.

The Bank Holding Company Act generally requires prior approval by the Federal Reserve Board of the acquisition by the Company of substantially all the assets or more than five percent of the voting stock of any bank. The Bank Holding Company Act also allows the Federal Reserve Board to determine (by order or by regulation) what activities are so closely related to banking as to be a proper incident of banking, and thus, whether the Company can engage in such activities. The Bank Holding Company Act prohibits the Company and the Bank from engaging in certain tie-in arrangements in connection with any extension of credit, sale of property or furnishing of services.

Federal legislation permits adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wide geographic market. It is possible for large super-regional organizations to enter many new markets including the market served by the Bank. It is not possible to assess what impact this will have on the Company or the Bank.

The Federal Reserve Act imposes certain restrictions on loans by the Bank to the Company and certain other activities, on investments, in their stock or securities, and on the taking by the Bank of such stock or securities as collateral security for loans to any borrower.

Under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve Board promulgated thereunder, no corporation may become a bank holding company as defined therein, without prior approval of the Board. The Company received the approval of the Board of Governors to become a bank holding company on May 29, 1984. The Company will generally have to secure prior approval of the Federal Reserve Board if it wishes to acquire more than 5% of the voting shares of another bank or company. The Company is also limited under the Bank Holding Company Act of 1956, as amended, as to the types of business in which it may engage.

The Company, as a bank holding company, is subject to the Massachusetts Bank Holding Company laws.

The regulations of the Federal Reserve Board, promulgated pursuant to the Bank Holding Company Act generally require bank holding companies to provide the Federal Reserve Board with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the Company’s consolidated net worth. For purposes of Regulation Y, “net consideration” is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue. However, a bank holding company need not obtain Federal Reserve Board approval of any equity security redemption when: (i) the bank holding company’s capital ratios exceed the threshold established for “well-capitalized” state member banks before and immediately after the redemption; (ii) the bank holding company is well-managed; and (iii) the bank holding company is not the subject of any unresolved supervisory issues.

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

To qualify as a financial holding company, a bank holding company must certify to the Federal Reserve System that it and its subsidiary banks satisfy the requisite criteria of being “well-capitalized,” “well-managed” and have a CRA rating of “satisfactory” or better. The Company meets all of the criteria to qualify as a financial holding company.

The Sarbanes-Oxley Act of 2002

In July, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances. Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirements under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

The Sarbanes Oxley Act also instructs the SEC to require by rule:

•	disclosure of all material off-balance sheet transactions and relationship that may have a material effect upon the financial status of an issuer; and

•	the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in the Company’s stock during a lock out period of Company’s pension plans, and any profits of such insider transactions are to be disgorged. In addition, there is a prohibition of corporation loans to its executives, except in certain circumstances. The Sarbanes-Oxley Act also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by Corporation’s auditor. The SEC also requires an issuer to institute a code of ethics for senior financial officers of the corporation. Furthermore, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

The USA Patriot Act

The terrorist attacks in September, 2001 have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

Regulation of the Bank

The Bank is subject to regulation by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The business of the Bank is subject in certain areas to state laws applicable to banks.

Employees

The Company and the Bank employ 126 officers and employees, of which 100 are full time.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential

The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended December 31, 2003, 2002 and 2001. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis.

	2003
	Average Balance	Interest Inc./Exp.	Yield/ Rate
ASSETS

Federal funds sold	$21,179,726	$210,446	0.99%
Investments (1)	89,048,487	2,936,260	3.30%
Loans, net of unearned income (1,2,3)	183,108,057	11,943,225	6.52%

Total earning assets	293,336,270	15,089,931	5.14%

Other non interest-earning assets	32,033,631

Total average assets	$325,369,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings deposits	$65,510,956	531,290	0.81%
NOW accounts	62,796,283	273,280	0.44%
Money market accounts	45,170,405	464,852	1.03%
Time deposits $100,000 and over	9,269,876	232,382	2.51%
Other time deposits	48,874,538	1,285,034	2.63%
Short term borrowings	3,694,247	36,933	1.00%

Total interest-bearing liabilities	235,316,305	2,823,771	1.20%

Non interest-bearing deposits	61,214,238
Other non interest-bearing liabilities	3,279,654
Stockholders’ equity	25,559,704

Total average liabilities and stockholders’ equity	$325,369,901

Net interest income		$12,266,160

Net yield on interest-earning assets			4.18%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $143,403. A federal tax rate of 34% was used in performing this calculation.
(2)	Includes loan fees of $337,845.
(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential (Continued)

	2002
	Average Balance	Interest Inc./Exp.	Yield/ Rate
ASSETS

Federal funds sold	$24,310,411	$356,621	1.47%
Investments (1)	61,228,422	2,860,319	4.67%
Loans, net of unearned income (1,2,3)	187,930,320	13,752,598	7.32%

Total earning assets	273,469,153	16,969,538	6.21%

Other non interest-earning assets	29,247,154

Total average assets	$302,716,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings deposits	$62,811,458	900,309	1.43%
NOW accounts	54,832,795	411,729	0.75%
Money market accounts	38,762,971	661,724	1.71%
Time deposits $100,000 and over	10,171,093	378,427	3.72%
Other time deposits	51,526,171	1,984,306	3.85%
Short term borrowings	0	0	N/A

Total interest-bearing liabilities	218,104,488	4,336,495	1.99%

Non interest-bearing deposits	57,136,552
Other non interest-bearing liabilities	3,129,878
Stockholders’ equity	24,345,389

Total average liabilities and stockholders’ equity	$302,716,307

Net interest income		$12,633,043

Net yield on interest-earning assets			4.62%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $143,573. A federal tax rate of 34% was used in performing this calculation.
(2)	Includes loan fees of $387,206.
(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential(Continued)

	2001
	Average Balance	Interest Inc./Exp.	Yield/ Rate
ASSETS

Federal funds sold	$18,491,233	$607,500	3.29%
Investments (1)	54,502,514	3,388,169	6.22%
Loans, net of unearned income (1,2,3)	171,453,488	14,424,250	8.41%

Total earning assets	244,447,235	18,419,919	7.54%

Other non interest-earning assets	27,840,294

Total average assets	$272,287,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Savings deposits	$54,669,418	1,468,391	2.69%
NOW accounts	44,901,938	543,636	1.21%
Money market accounts	29,383,209	839,865	2.86%
Time deposits $100,000 and over	8,466,586	436,685	5.16%
Other time deposits	53,526,752	2,829,658	5.29%
Short Term borrowings	212,917	12,977	6.10%

Total interest-bearing liabilities	191,160,820	6,131,212	3.21%

Non interest-bearing deposits	54,856,183
Other non interest-bearing liabilities	2,325,762
Stockholders’ equity	23,944,764

Total average liabilities and stockholders’ equity	$272,287,529

Net interest income		$12,288,707

Net yield on interest-earning assets			5.03%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $153,158. A federal tax rate of 34% was used in performing this calculation.
(2)	Includes loan fees of $274,145.
(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential (Continued)

The following tables show, for the periods indicated, the dollar amount of changes in interest income and interest expense resulting from changes in volume and interest rates.

	2003 compared to 2002
	Due to a change in:
	Volume(1)	Rate(1)	Total
Interest income from:
Federal funds sold	$(45,925)	$(100,249)	$(146,174)
Investments	1,299,629	(1,223,688)	75,941
Loans, net of unearned income	(352,890)	(1,456,483)	(1,809,373)

Total	900,814	(2,780,420)	(1,879,606)

Interest expense on:
Savings deposits	38,693	(407,713)	(369,020)
NOW accounts	59,796	(198,244)	(138,448)
Money market accounts	109,382	(306,254)	(196,872)
Time deposits $100,000 and over	(33,531)	(112,514)	(146,045)
Other time	(102,116)	(597,156)	(699,272)
Short term borrowings and notes payable	0	36,933	36,933

Total	72,224	(1,584,948)	(1,512,724)

Net interest income	$$828,590	$(1,195,472)	$(366,882)

	2002 compared to 2001
	Due to a change in:
	Volume(1)	Rate(1)	Total
Interest income from:
Federal funds sold	$191,180	$(442,059)	$(250,879)
Investments	418,119	(945,969)	(527,850)
Loans, net of unearned income	1,386,183	(2,057,835)	(671,652)

Total	1,995,482	(3,445,863)	(1,450,381)

Interest expense on:
Savings deposits	218,691	(786,771)	(568,080)
NOW accounts	120,235	(252,142)	(131,907)
Money market accounts	268,103	(446,244)	(178,141)
Time deposits $100,000 and over	87,914	(146,172)	(58,258)
Other time	(105,759)	(739,593)	(845,352)
Short term borrowings and notes payable	(12,977)	0	(12,977)

Total	576,207	(2,370,922)	(1,794,715)

Net interest income	$1,419,275	$(1,074,941)	$344,334

(1)	The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

Investment Portfolio

The following table indicates the carrying value of the Company’s consolidated investment portfolio at December 31, 2003, 2002 and 2001:

	2003 Carrying Value	2002 Carrying Value	2001 Carrying Value
Investments Held to Maturity:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$43,775,027	$-0-	$-0-

Mortgage backed securities	31,489,015	-0-	-0-

Obligations of states and political subdivisions	1,937,250	546,308	651,513

Other debt securities	500,000	500,000	500,000

	$77,701,292	$1,046,308	$1,151,513

Federal Reserve Bank Stock	$142,500	$97,500	$97,500

Federal Home Loan Bank Stock	$1,041,900	$744,800	$730,800

Investments Available for Sale	$61,082,577	$54,969,100	$75,916,103

The following table shows the maturities, amortized cost basis and weighted average yields of the Company’s consolidated investments in held to maturity and available for sale debt securities at December 31, 2003. The yields on state and municipal securities are presented on a tax equivalent basis. A federal tax rate of 34% was used in performing this calculation.*

(Dollars in Thousands)	Within one year		After one but within five years		After five but within ten years
Maturing:	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Govt. & agency obligations	$0		$50,872	3.40%	$14,141	4.16%
Mortgage backed securities	0		20,219	4.26%	51,115	4.28%
State and political subdivisions	0		265	6.10%	1,672	5.22%
Other securities	300	8.01%	100	7.15%	100	2.50%

Total	$300	8.01%	$71,456	3.66%	$67,028	4.27%

*	Federal Reserve Bank Stock and FHLB Stock are not included.

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

(In Thousands)	2003	2002	2001	2000	1999
Loans, non-accrual	$1,007	$575	$337	$415	$363
Loans past due 90 days or more and still accruing	0	1	0	0	200

Total	$1,007	$576	$337	$415	$563

The amount of interest income recorded during 2003, 2002, 2001, 2000 and 1999 on non-accrual loans and restructured loans outstanding at December 31, amounted to $30,765 in 2003, $23,602 in 2002, $7,958 in 2001, $7,792 in 2000 and $3,932 in 1999. Had these loans performed in accordance with their original terms, the amount recorded would have been $52,161 in 2003, $40,579 in 2002, $24,662 in 2001, $40,671 in 2000 and $28,777 in 1999.

As of December 31, 2003, there were no loans which are not included above but were known to have information about possible credit problems of borrowers which caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Most of the Bank’s business activity is with customers located within the state. As of December 31, 2003 loans to borrowers in the health care industry totaled $18,369,481 or 10.4% of total loans. The majority of the Bank’s loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

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

The Bank offers a variety of commercial loans which are generally but not always secured by real estate. Such loans may be structured on a term or demand basis. Additional underwriting concerns by the Bank with respect to such loans include the ability of commercial borrowers to withstand interest rate increases, reduced revenue and an assessment of the borrower’s ability to complete its project management, as well as an assessment of industry and economic considerations. Generally, loan to value limits for real estate loans do not exceed 80% if the premises are owner occupied or 70% if the premises are not owner occupied. However, under certain circumstances, such as instances in which the borrowers demonstrate exceptional cash flow, such loan to value standards may be exceeded with proper authorization consistent with the Bank’s lending policies. Personal guarantees are generally required on all commercial loans. The Bank also offers a variety of consumer loans on both a secured and unsecured basis.

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of December 31 for the years indicated: (Dollars in Thousands)

	2003	2002	2001	2000	1999
Commercial, financial & agricultural	$34,788	$37,903	$29,725	$26,985	$25,018

Real estate-construction and land development	4,409	2,209	4,993	3,532	6,278

Real estate-residential	63,346	81,245	72,577	73,106	57,827

Real estate-commercial	59,196	57,703	54,497	51,361	48,546

Consumer	7,233	7,576	8,571	8,857	8,239

Municipal tax-exempt obligations	6,739	5,442	8,736	6,625	3,477

Other	233	668	408	766	741

	175,944	192,746	179,507	171,232	150,126
Allowance for loan losses	(2,183)	(2,013)	(1,996)	(1,913)	(2,132)
Deferred loan costs (fees), net	651	661	453	299	209

Net loans	$174,412	$191,394	$177,964	$169,618	$148,203

Loan maturities for commercial, financial and agricultural loans at December 31, 2003 were as follows: $15,444,801 due in one year or less; $17,339,565 due after one year through five years; $2,003,595 due after five years. Of the Bank’s commercial, financial and agricultural loans due after one year, $4,970,153 have floating or adjustable rates and $14,373,007 have fixed rates.

Loan maturities for real estate construction and land development at December 31, 2003 were as follows: $2,822,100 due in one year or less, $1,586,875 due after one year through five years and $-0- due after five years. Of the Bank’s real estate construction and land development loans due after one year, $1,586,875 have adjustable rates and none have fixed rates.

Summary of Loan Loss Experience

The following table summarizes historical data with respect to loans outstanding, loan losses and recoveries, and the allowance for loan losses at December 31 for each of the years indicated:

(Dollars In Thousands)	2003	2002	2001	2000	1999
Average loans outstanding, net of unearned income	$183,108	$187,930	$171,453	$157,776	$139,694

Allowance for loan losses

Balance at beginning of period	$2,013	$1,996	$1,913	$2,132	$1,935

(Charge-offs):
Real Estate-Construction	0	0	0	0	0
Real Estate-Residential	0	0	0	0	0
Real Estate-Commercial	0	0	0	(31)	(2)
Commercial, Financial & Agric.	(44)	(518)	(93)	(294)	(5)
Consumer	(34)	(14)	(9)	(24)	(14)

Recoveries:
Real Estate-Construction	0	0	0	0	0
Real Estate-Residential	0	168	2	23	6
Real Estate-Commercial	0	0	0	31	190
Commercial, Financial & Agric.	119	75	45	50	19
Consumer	9	2	3	26	3

Net recoveries (charge-offs)	50	(287)	(52)	(219)	197

Provision for loan losses	120	304	135	0	0

Balance at period end	$2,183	$2,013	$1,996	$1,913	$2,132

Ratio of net (charge-offs)
Net recoveries to average loans	0.03%	(0.15)%	(0.03)%	(0.14)%	0.14%

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

The following table reflects the allocation of the allowance for loan losses and the percentage of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

	2003		2002		2001		2000		1999
(Dollars in Thousands)	Amt.	Percent of Loans in Category to Total Loans	Amt.	Percent of Loans in Category to Total Loans	Amt.	Percent of Loans in Category to Total Loans	Amt.	Percent of Loans in Category to Total Loans	Amt.	Percent of Loans in Category To Total Loans
Commercial, Financial & Agricultural	$1,138	19.8%	$873	19.7%	$749	16.6%	$924	15.7%	$929	16.7%
Real Estate-Construction	29	2.6%	25	1.1%	51	2.8%	75	2.1%	72	4.2%
Real Estate-Residential	229	36.0%	371	42.2%	283	40.4%	202	42.7%	154	38.5%
Real Estate-Commercial	764	33.6%	737	29.9%	612	30.3%	416	30.0%	549	32.3%
Consumer	12	4.1%	5	3.9%	27	4.8%	39	5.2%	29	5.5%
Municipal Tax Exempt Loans	6	3.8%	0	2.8%	0	4.9%	0	3.9%	34	2.3%
Other	5	0.1%	2	0.4%	0	0.2%	0	0.4%	0	0.5%
Unallocated	0	0.0%	0	0.0%	274	0.0%	257	0.0%	365	0.0%

Total	$2,183	100.0%	$2,013	100.0%	$1,996	100.0%	$1,913	100.0%	$2,132	100.0%

The Bank formally determines the adequacy of the allowance on a quarterly basis. This determination is based on assessment of credit quality or “risk rating” of loans by senior management, which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated and reviewed periodically. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

At December 31, 2003, the allowance for loan losses totaled $2,183,000 representing 217% of nonperforming loans which totaled $1,007,000 and 1.25% of total loans of $174,411,000. This compared to $2,013,000 representing 349% of nonperforming loans which totaled $576,000 and 1.1% of total loans of $191,394,000 at December 31, 2002. A total of $78,000 of loans were charged off by the Bank during 2003 as compared to $532,000 charged off during 2002. A total of $128,000 was recovered of previously charged off loans during 2003 compared to $245,000 recovered during 2002. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. Additionally, with expectations of the Bank to continue to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Deposits

The following table shows the average deposits and average interest rate paid for the last three years:

	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand Deposits	$61,214,238	0.00%	$57,136,552	0.00%	$54,856,183	0.00%
NOW Accounts	62,796,283.44%		54,832,795	0.75%	44,901,938	1.21%
Money Market Accounts	45,170,405	1.03%	38,762,971	1.71%	29,383,209	2.86%
Savings Deposits	65,510,956	0.81%	62,811,458	1.43%	54,669,418	2.74%
Time Deposits $100,000 and over	9,269,876	2.51%	10,171,093	3.72%	8,466,586	5.16%
Other Time Deposits	48,874,538	2.63%	51,526,171	3.85%	53,526,752	5.29%

Total	$292,836,296	0.95%	$275,241,040	1.58%	$245,804,086	2.50%

As of December 31, 2003, the Bank had certificates of deposit in amounts of $100,000 and over, aggregating $10,152,690. These certificates of deposit mature as follows:

Maturity	Amount
3 months or less	$3,684,500
Over 6 months through 12 months	2,870,528
Over 12 months	3,597,662

Total	$10,152,690

Securities Sold Under Agreements to Repurchase

The securities sold under agreements to repurchase as of December 31, 2003 are securities sold on a short term basis by the Bank accounted not as sales, but as borrowings. The securities consisted of mortgage-backed securities issued By U.S. Government Corporations. The securities were held in the Bank’s safekeeping account at the Federal Reserve Bank under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the bank substantially identical securities at the maturity of the agreements.

The average securities sold under agreements to repurchase in 2003 was $3,694,247 with a weighted average rate paid of 1.00%.

Return on Equity and Assets

	Year ended December 31,
	2003	2002	2001
Return on average total assets (net income divided by average total assets)	.67%	.79%	.94%
Return on average stockholders’ equity (net income divided by average stockholders’ equity)	8.52%	9.78%	10.68%
Dividend payout ratio (total declared dividends divided by net income)	66.63%	61.27%	48.68%
Equity to assets ratio (average stockholders’ equity as a percentage of average total assets)	7.86%	8.04%	8.79%

Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for 2003 and 2002 as follows:

	(in thousands, except earnings per share) 2003 Quarter Ended
	March 31	June 30	Sept 30	Dec 31
Interest and dividend income	$3,817	$3,826	$3,727	$3,576
Interest expense	771	785	657	611

Net interest and dividend income	3,046	3,041	3,070	2,965
Provision for loan losses	100	20	0	0
Other income	1,054	979	644	939
Other expense	3,021	3,103	2,812	3,189

Income before income taxes	979	897	902	715
Income tax expense	375	352	343	246

Net income	$604	$545	$559	$469

Basic earnings per common share	$0.33	$0.31	$0.30	$0.26
Earnings per common share assuming dilution	$0.32	$0.29	$0.29	$0.24

	(in thousands, except earnings per share) 2002 Quarter Ended
	March 31	June 30	Sept 30	Dec 31
Interest and dividend income	$4,419	$4,279	$4,190	$3,937
Interest expense	1,282	1,154	1,025	875

Net interest and dividend income	3,137	3,125	3,165	3,062
Provision for loan losses	66	80	69	89
Other income	847	916	996	1,113
Other expense	3,117	3,289	3,131	2,804

Income before income taxes	801	672	961	1,282
Income tax expense	268	250	361	455

Net income	$533	$422	$600	$827

Basic earnings per common share	$0.31	$0.24	$0.34	$0.46
Earnings per common share assuming dilution	$0.29	$0.23	$0.32	$0.44

Short-Term Borrowings

The Bank engages in certain borrowing agreements throughout the year. These are in the ordinary course of the Bank’s business. Federal funds purchased represent daily transactions which the Bank uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily reflecting existing market conditions. Listed below are the short term borrowings during 2003, 2002 and 2001.

	2003	2002	2001
Average year to date balance:	-0-	-0-	$212,917
Rate	N/A	N/A	6.10%

ITEM 2. PROPERTIES

The Bank’s main office (15,000 square feet) at 240 Cabot Street, Beverly, Massachusetts is owned by the Bank. The Bank completed renovations in 1988, which has enhanced the Bank’s ability to effectively serve its customer base.

The Bank’s Operation Center (12,000 square feet) is located at 246 Cabot Street, immediately adjacent to the Bank’s main office, and is owned by Cabot Street Realty Trust. The Operations Center provides a loan center and an on-site item processing facility for the Bank.

The Bank’s South Hamilton office, built in 1991 (2,382 square feet) at 25 Railroad Avenue, South Hamilton, Massachusetts is owned by the Company. The office is part of a four-unit condominium. The three other units are owned by third parties.

The Bank’s Topsfield office (2,310 square feet) at 15 Main Street, Topsfield, Massachusetts is rented by the Bank from a third party with a term that expires February 2005 with an additional (1) five-year renewal period. The 2003 annual rent was $44,551.

The Bank’s North Beverly Plaza office (5,126 square feet) at 63 Dodge Street, Beverly, Massachusetts is leased by the Bank from a third party with a term that expires October 2006. The rent for 2003 was $45,900.

The Bank, in 1997, established a full-service Branch Office, at Cummings Center (3,502 square feet), Cummings Center, 100 Cummings Center-Suites 101M and 101N, Beverly, Massachusetts. The 2003 rent for the Cummings Center Branch was $74,583 with a term that expires September 2006.

The Bank, in January 2000, established a full-service branch office (1,250 square feet) at 11 Summer Street, Manchester-by-the-Sea, Massachusetts. The 2003 rent for the Manchester Branch Office was $51,000 with a term that expires December 2029.

On November 6, 2003, the Bank entered into a 15 year lease for a branch office located in Danvers, Massachusetts. The lease term begins on the earlier of the (1) the date the branch office opens to the public or (2) the commencement date, as defined in the lease agreement. The fixed minimum annual rent for each year of the lease is as follows:

Term Year	Annual Amount
1-5	$185,000
6-10	212,750
11-15	244,663

The Bank has ten automated teller machines (“ATMs”) in Massachusetts of which three are stand alone and are located at Beverly Hospital, Herrick Street, Beverly; Crosby’s Market, Manchester-by-the-Sea; Cummings Center parking lot, 100 Cummings Center, Beverly, along with eight cash dispensing machines at various retail locations.

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

ITEM 3. LEGAL PROCEEDINGS

There are no pending material legal proceedings other than ordinary routine litigation incidental to normal business to which the Company or the Bank is a party or to which any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is limited trading in the Company’s Common Stock, which is not listed on any public exchange or the National Association of Securities Dealers National Market System, or the Small Cap Market System. However, the Common Stock of Beverly National Corporation is traded on the Over-the-Counter Bulletin Board and the Stock Symbol is (“BVNC”).

The following table sets forth, to the best knowledge of Management, the representative prices for each quarterly period during the last two years. The sale prices of these market trades are based on private transactions that Management is aware of and transactions reported by Advest for 2003 and on Bloomberg for 2002.

	2003	2002
Quarter ended March 31,	$21.10 – $22.50	$15.64 – $17.14
Quarter ended June 30,	$21.22 – $23.00	$18.06 – $21.58
Quarter ended Sept. 30,	$22.05 – $25.80	$20.40 – $22.25
Quarter ended Dec. 31,	$23.90 – $30.00	$20.25 – $21.75

Holders

The number of record holders of the Company’s common stock was 668 as of March 16, 2004.

Dividends

The Company declared quarterly cash dividends of $.20 per share during 2003 totaling $.80 per share in 2003. The Company declared quarterly cash dividends of $.20 per share plus a 200th anniversary special dividend of $.05 and a stock dividend of 5% on its outstanding common stock, which amounted to an aggregate dividend per share of $.85, during 2002. Adjusted for the 5% stock dividend, dividends paid per share were $.83 per share in 2002.

The Company’s ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and Massachusetts corporate law. As a practical matter, the Company’s ability to pay dividends is generally limited by the Bank’s ability to dividend funds to the Company.

For restrictions on the ability of the Bank to pay dividends to the Company, see Note 15, of the Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	79,878	$14.03	61,740
Equity compensation plans not approved by security holders	90,213	$11.47	0

Total	170,091	$12.67	61,740

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years.

	Year Ended December 31,
	2003	2002	2001	2000	1999
EARNINGS DATA
Interest Income	$14,946,528	$16,825,965	$18,266,761	$17,340,522	$15,294,670
Interest Expense	2,823,771	4,336,495	6,131,212	5,796,687	5,208,819
Net Interest Income	12,122,757	12,489,470	12,135,549	11,543,835	10,085,851
Provision for Loan Losses	120,000	303,890	135,000	0	0
Non Interest Income	3,616,247	3,872,653	3,136,893	2,844,528	2,609,112
Non Interest Expense	12,125,662	12,342,414	11,005,624	10,119,967	9,104,983
Income Before Income Taxes	3,493,342	3,715,819	4,131,818	4,268,396	3,589,980
Income Taxes	1,316,331	1,334,301	1,574,209	1,567,405	1,357,339
Net Income	2,177,011	2,381,518	2,557,609	2,700,991	2,232,641

PER SHARE DATA*
Net Income-Basic	$1.20	$1.35	$1.49	$1.59	$1.36
Net Income-Diluted	$1.14	$1.28	$1.39	$1.48	$1.23
Cash Dividends	$0.80	$0.83	$0.72	$0.63	$0.54
Book Value (at end of period)	$14.32	$14.24	$14.03	$13.26	$12.22

BALANCE SHEET DATA
Total Assets	347,174,768	310,528,354	310,328,758	264,103,525	221,437,654
Loans	176,594,331	193,406,867	179,960,227	171,331,168	148,985,964
Allowance for Loan Losses	2,182,675	2,012,578	1,996,376	1,912,696	2,132,386

Loans, Net of Allowance	174,411,656	191,394,289	177,963,851	169,418,472	146,853,578
Investments	139,968,269	56,857,708	77,895,916	55,799,644	47,829,036
Deposits	308,280,816	281,295,684	284,112,610	238,902,582	199,252,479
Stockholders’ Equity	26,242,030	25,433,145	23,561,564	22,735,232	20,218,279

FINANCIAL RATIOS
Return on Average Assets	0.67%	0.79%	0.94%	1.12%	1.03%
Return on Average Equity	8.52%	9.78%	10.68%	12.63%	11.44%
Net Interest Margin	4.18%	4.62%	5.03%	5.24%	5.07%
Leveraged Capital Ratio	7.78%	7.87%	8.59%	9.41%	9.44%

*	Per share information has been adjusted to reflect the June 2002 5% stock dividend.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical Accounting Estimates

In preparing the Company’s financial statements, Management selects and applies numerous accounting policies. In applying these policies, Management must make estimates and assumptions. The accounting policy that is most susceptible to critical estimates and assumptions is the allowance for loan losses. The determination of an appropriate provision is based on a determination of the probable amount of credit losses in the loan portfolio. Many factors influence the amount of potential charge-offs of loans deemed to be uncollectible. These factors include the specific characteristics of the loan portfolio and general economic conditions nationally and locally. While Management carefully considers these factors in determining the amount of the allowance for loan losses, future adjustments may be necessary due to changed conditions, which could have an adverse impact on reported earnings in the future. See “Provisions and Allowance for Loan Losses.”

Consolidated Balance Sheets

The total assets of the Company as of December 31, 2003, amounted to $347,174,768 as compared to $310,528,354 at December 31, 2002. This increase amounted to $36,646,414 or 11.8%.

The total assets of the Company as of December 31, 2002, amounted to $310,528,354 as compared to $310,328,758 at December 31, 2001. This increase amounted to $199,596 or 0.1%.

The economy of the Company’s market area is considered stable. However, economic uncertainty continues to be a factor in the financial decision making process for both commercial and consumer banking customers.

Investment Portfolio

The securities reported in Available-for-Sale are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. The securities reported in Securities-Held-to-Maturity are carried at amortized cost.

Securities-Held-to-Maturity

The investments in Securities-Held-to-Maturity totaled $77,701,292 at December 31, 2003 as compared to $1,046,308 at December 31, 2002. Given the current interest rate environment, the market uncertainties and to help preserve capital, the Company has placed a large percentage of investments in the Held-to-Maturity category. State and municipal obligations held to maturity totaled $1,937,250 at December 31, 2003, as compared to $546,308 at December 31, 2002. This increase totaled $1,390,942 or 254.6%.

The investments in Securities-Held-to-Maturity totaled $1,046,308 at December 31, 2002 as compared to $1,151,513 at December 31, 2001. This is a decrease of $105,205 or 9.1%. Of this amount, state and municipal obligations held to maturity totaled $546,308 at December 31, 2002, as compared to $651,513 at December 31, 2001. This decrease totaled $105,205 or 16.1%.

It is management’s intent to hold those securities designated as Held-to-Maturity in the investment securities portfolio until maturity.

Securities-Available-for-Sale

Securities-Available-for-Sale are primarily comprised of short to medium term U.S. Government corporations and agencies and mortgage backed securities. The balance of Securities-Available-for-Sale totaled $61,082,577 as of December 31, 2003 as compared to the balance of Securities-Available-for-Sale, which totaled $54,969,100 as of December 31, 2002, an increase of $6,113,477 or 11.1%.

The balance of Securities-Available-for-Sale totaled $54,969,100 as of December 31, 2002 as compared to the balance of Securities-Available-for-Sale, which totaled $75,916,103 as of December 31, 2001, a decrease of $20,947,003 or 27.6%.

Federal Funds Sold

The balance of federal funds sold totaled $4,000,000 at December 31, 2003 in comparison to $33,000,000 at December 31, 2002 and in comparison to $24,000,000 at December 31, 2001, reflecting the growth of core deposits, which strengthened the Bank’s liquidity position. In 2003 the excess liquidity was deployed within the investment portfolio.

Loans

Net Loans at December 31, 2003, totaled $174,411,656 as compared to $191,394,289 at December 31, 2002. This is a decrease of $16,982,633 or 8.9%.

Commercial Loans totaled $34,787,962 at December 31, 2003, as compared to $37,902,656 at December 31, 2002. This is a decrease of $3,114,694 or 8.2%. This is attributed to increased competition for business loans in the area. Municipal loans totaled $6,972,233 at December 31, 2003, as compared to $6,110,134 at December 31, 2002. This is an increase of $862,099 or 14.1%, which can be attributed to increased activity in the local lending market for industrial revenue bonds. Real estate residential loans, excluding mortgage loans held for sale, totaled $63,345,679 at December 31, 2003, as compared to $81,245,275 at December 31, 2002. This is a decrease of $17,899,596 or 22.0%. The decrease of residential mortgage loan balances can be attributed to the low interest rate environment, in which mortgages have been refinanced at lower rates and subsequently sold in the secondary market. A total of $16,245,705 residential real estate mortgages were sold in the secondary market in 2003. Real estate commercial loans totaled $59,195,713 at December 31, 2003 as compared to $57,702,355 at December 31, 2002, representing an increase of $1,493,358 or 2.6%. There has been increased competition for commercial loans, from both traditional and non-traditional sources. Consumer loans totaled $7,233,142 at December 31, 2003, as compared to $7,576,333 at December 31, 2002. This is a decrease of $343,191 or 4.5%.

Net Loans at December 31, 2002, totaled $191,394,289 as compared to $177,963,851 at December 31, 2001. This increase was $13,430,438 or 7.6%.

Commercial Loans totaled $37,902,656 at December 31, 2002, as compared to $29,725,011 at December 31, 2001. This is an increase of $8,177,645 or 27.5%. This is attributed to increased business from merged banks in the area. The growth in the Bank’s loan portfolio has been primarily in the commercial real estate and commercial portfolios. Municipal loans totaled $6,110,134 at December 31, 2002, as compared to $9,143,907 at December 31, 2001. This is a decrease of $3,033,773 or 33.2%, which can be attributed to increased competition in the municipal local lending market. Real estate residential loans, excluding mortgage loans held for sale, totaled $81,245,275 at December 31, 2002, as compared to $72,577,156 at December 31, 2001. This is an increase of $8,668,119 or 11.9%. The increase of residential mortgage loan balances in 2002 can be attributed to the low interest rate environment, in which mortgages have been refinanced to long term fixed rates. Despite such growth, a total of $15,982,444 residential real estate mortgages were sold in the secondary market in 2002. Real estate commercial loans totaled $57,702,355 at December 31, 2002 as compared to $54,496,797 at December 31, 2001, representing an increase of $3,205,558 or 5.9%. There has been increased competition for commercial loans, from both traditional and non-traditional sources, during both 2002 and 2001. Consumer loans totaled $7,576,333 at December 31, 2002, as compared to $8,570,970 at December 31, 2001. This is a decrease of $994,637 or 11.6%.

As of December 31, 2003, loans to borrowers in the health care industry totaled $18,369,481 or 10.4% of total loans. The majority of the Bank’s loan portfolio is comprised of loans collateralized by real estate located in the Bank’s market area.

Premises and Equipment

Premises and equipment totaled $3,825,654 at December 31, 2003 as compared to $4,417,696 at December 31, 2002. This is a net decrease of $592,042 or 13.4%, which can be attributed to the depreciation.

Premises and equipment totaled $4,417,696 at December 31, 2002 as compared to $4,876,282 at December 31, 2001. This is a net decrease of $458,586 or 9.4%, which can be attributed to the depreciation.

Deposits

Deposits totaled $308,280,816 at December 31, 2003, as compared to $281,295,684 at December 31, 2002. The increase of $26,985,132 or 9.6% can be attributed to the development of a sales oriented culture within the Bank’s retail banking function. The Bank has focused on growth of its core deposit base. The continued growth of the core deposits is attributable to the ongoing effort to develop and broaden financial relationships with our customers. Demand deposits totaled $61,442,551 at December 31, 2003 as compared to $59,951,379 at December 31, 2002. This is an increase of $1,491,379 or 2.5%. Interest bearing deposits totaled $246,838,265 at December 31, 2003 as compared to $221,344,305 at December 31, 2002. This is an increase of $25,493,960 or 11.5%.

Deposits totaled $281,295,684 at December 31, 2002, as compared to $284,017,818 at December 31, 2001. The Bank has focused on growth of its core deposit base. The continued growth of the core deposits is attributable to the ongoing effort to develop and broaden financial relationships with our customers. Time deposits totaled $56,490,854 at December 31, 2002 as compared to $67,160,704 at December 31, 2001. This is a decrease of $10,669,850 or 15.9%. The decrease of high cost deposits was partially offset by lower cost core deposits.

Borrowings

Securities Sold Under Repurchase Agreements, totaled $9,943,208 at December 31, 2003 as compared to $-0- at December 31, 2002. The Bank utilizes Securities Sold Under Repurchase Agreements as an alternative funding source and as a product to respond to the treasury function needs of commercial customers.

Capital

The increase in capital during 2003 of $808,885 can be attributed to internal capital growth of $726,486 (net income less dividends) and exercised stock options and related activity of $618,150. There was a negative change in the net unrealized gain (net of tax) for the Available-for-Sale securities, which totaled $535,751.

The increase in capital during 2002 of $1,871,581 can be attributed to internal capital growth of $922,354 (net income less dividends) and exercised stock options and related activity of $989,327. During the year 2002, the Company repurchased 17,500 shares of its common stock for an aggregate repurchase price of $389,375. The negative change in the net unrealized gain (net of tax) for the Available-for-Sale securities totaled $88,568.

Consolidated Statements of Income

Net Interest Income

Net interest and dividend income totaled $12,122,757 for the year ended December 31, 2003, as compared to $12,489,470 for the year ended December 31, 2002. This decrease was $366,713 or 2.9%. The decreased interest income was partially offset by decreased interest expense.

Net interest and dividend income totaled $12,489,470 for the year ended December 31, 2002, as compared to $12,135,549 for the year ended December 31, 2001. This increase was $353,921 or 2.9%. During 2002, decreased interest income and increased provision for loan losses were more than offset by decreased interest expense.

Loan Income

Interest and fees on loans totaled $11,815,602 for the year ended December 31, 2003, as compared to $13,618,426 for 2002. This is a decrease of $1,802,824 or 13.2%, is primarily attributable to both decreased interest rates and, to a lesser extent, is attributable to decreased volume of loans.

Interest and fees on loans totaled $13,618,426 for the year ended December 31, 2002, as compared to $14,286,139 for 2001. This is a decrease of $667,713 or 4.7% which is attributable to decreased interest rates despite the increased volume of loans.

Investment Securities Income

Taxable investment securities income for the 12 months ended December 31, 2003, totaled $2,858,347 as compared to $2,807,555 for the same time period in 2002. This is an increase of $50,792 or 1.8%. The average balance of taxable investments of government agencies and mortgage backed securities increased in 2003, but the investments purchased during the year were invested at lower rates, due to the interest rate environment.

Taxable investment securities income for the 12 months ended December 31, 2002, totaled $2,807,555 as compared to $3,317,212 for the same time period in 2001. This is a decrease of $509,657 or 15.4%. The decrease is the result of bonds which were called or sold during 2002. The average balance of taxable investments of government agencies and mortgage backed securities increased in 2002, but the investments purchased during the year were invested at lower rates, due to the interest rate environment.

Tax exempt investment securities income for the 12 months ended December 31, 2003, totaled $43,873 as compared to $27,650 for the same period in 2002. This is an increase of $16,223 or 58.7%.

Tax exempt investment securities income for the 12 months ended December 31, 2002, totaled $27,650 as compared to $44,258 for the same period in 2001. This is a decrease of $16,608 or 37.5%. Investment in tax exempt bonds have been limited to those communities and political subdivisions within the Company’s market area.

Other Interest Income

Other interest income totaled $211,698 for the 12 months ended December 31, 2003, as compared to $358,438 for the same time period in 2002, a decrease of $146,740 or 40.9%. This decrease is attributable to a lower interest rate environment.

Other interest income totaled $358,438 for the 12 months ended December 31, 2002, as compared to $612,084 for the same time period in 2001, a decrease of $253,646 or 41.4%. This decrease is attributable to a lower interest rate environment, although the Company kept a higher volume of federal funds sold.

Interest Expense

Interest expense on deposits totaled $2,786,838 for the year ended December 31, 2003, as compared to $4,336,495 for the year ended December 31, 2002. This is a decrease of $1,549,657 or 35.7%. Core deposit growth created a lower interest expense in a lower interest rate environment. The interest expense on short-term borrowings for the 12 months ended December 31, 2003 totaled $36,933 as compared to $-0- for the 12 months ending December 31, 2002. This increase of $36,933 is due to the initiation of the program in 2003 to sell Securities Under Agreements to Repurchase.

Interest expense on deposits totaled $4,336,495 for the year ended December 31, 2002, as compared to $6,118,235 for the year ended December 31, 2001. This is a decrease of $1,781,740 or 29.1%. The decrease of certificate of deposit balances along with core deposit growth created a lower interest expense in a lower interest rate environment. The interest expense on short-term borrowings for the 12 months ended December 31, 2002 totaled $ -0-, as compared to $12,977 for the 12 months ending December 31, 2001. There were no short-term borrowings for the period ended December 31, 2002 and the interest expense was $12,977 for the period ended December 31, 2001.

Provisions and Allowance for Loan Losses

There was a $120,000 provision to the allowance for loan losses (“ALLL”) for the 12 month period ended December 31, 2003 and $303,890 provision for the same period in 2002. The limited 2003 provision was warranted due to the limited growth of the loan portfolio. At December 31, 2003 the Company’s allowance for loan losses was $2,182,675 representing 1.24% of gross loans, as compared to $2,012,578, representing a ratio of 1.04% of gross loans at December 31, 2002.

The Company’s non-accrual loans totaled to $1,006,740 at December 31, 2003, as compared to $574,569 at December 31, 2002. Combined non-accrual loans and past due loans 90 days or more remained low and amounted to $1,006,740 at December 31, 2003, as compared to $575,229 at December 31, 2002, while non-accrual and delinquent loans increased in 2003, the volume of such loans remained low as a percentage of the portfolio.

The ratio of non-performing assets to total loans, mortgages held for sale and other real estate owned (“OREO”) was 0.57% for December 31, 2003, as compared to 0.30% as of December 31, 2002. The ratio of allowance for loan losses to non-performing assets equaled 216.8% at December 31, 2003, as compared to 349.9% at December 31, 2002.

Loans totaling $78,101 were charged off by the Company during 2003 as compared to $532,664 charged off during the corresponding period in 2002. These charge-offs consisted primarily of loans to small businesses. Recoveries of loans previously charged off totaled $128,198 during 2003 as compared to $244,976 during the corresponding period in 2002. Management does not consider either the decrease in charged off loans or the increase of recoveries of previously charged off loans to be indicative of any trends.

There was a $303,890 provision to the allowance for loan losses for the 12 month period ended December 31, 2002 and $135,000 provision for the same period in 2001. The 2002 provision was warranted due to the continued growth of the loan portfolio. An additional factor contributing to the need for an increased provision during 2002 included management’s evaluation of economic conditions at the national level. At December 31, 2002 the Company’s allowance for loan losses was $2,012,578 representing 1.04% of gross loans, as compared to $1,996,376, representing a ratio of .81% of gross loans at December 31, 2001.

The Company’s non-accrual loans totaled to $574,569 at December 31, 2002, as compared to $336,906 at December 31, 2001. Combined non-accrual loans and past due loans 90 days or more remained low and amounted to $575,229 at December 31, 2002, as compared to $336,906 at December 31, 2001.

The ratio of non-performing assets to total loans, mortgages held for sale and other real estate owned (“OREO”) was 0.30% for December 31, 2002, as compared to 0.19% as of December 31, 2001. The ratio of allowance for loan losses to non-performing assets equaled 349.9% at December 31, 2002, as compared to 592.5% at December 31, 2001.

Loans totaling $532,664 were charged off by the Company during 2002 as compared to $102,071 charged off during the corresponding period in 2001. These charge-offs consisted primarily of loans to small businesses. Recoveries of loans previously charged off totaled $244,976 during 2002 as compared to $50,751 during the corresponding period in 2001. Management does not consider either the increase in charged off loans or the increase of Recoveries of previously charged off loans to be indicative of any trends.

Non-Interest Income

Non-interest income totaled $3,616,247 in 2003 as compared to $3,872,653 in 2002. Income from fiduciary activities totaled $1,540,084 for the 12 months ended December 31, 2003, as compared to $1,612,911 for the same time period in 2002, a decrease of $72,827 or 4.5%. Earnings from recurring fiduciary income decreased due to market valuations in the earlier part of the year. Service charges and other deposit fee income totaled $1,062,477 for the 12 months ending December 31, 2003 as compared to $882,538 for the same time period in 2002. This increase of $179,939 can be attributed to additional services and a higher volume of accounts. Other income totaled $377,832 for the 12 months ended December 31, 2003 as compared to $622,210 for the same period in 2002. Income from security gains totaled $247,982 for the 12 months ended December 31, 2003 as compared to $299,567 of security gains for the 12 months ended December 31, 2002.

Non-interest income totaled $3,872,653 in 2002 as compared to $3,136,893 in 2001. Income from fiduciary activities totaled $1,612,911 for the 12 months ended December 31, 2002, as compared to $1,714,760 for the same time period in 2001, a decrease of $101,849 or 5.9%. Earnings from recurring fiduciary income decreased due to market value erosion. Service charges and other deposit fee income totaled $882,538 for the 12 months ending December 31, 2002 as compared to $755,772 for the same time period in 2001. This increase of $126,766 can be attributed to additional services and a higher volume of accounts. Other income totaled $622,210 for the 12 months ended December 31, 2002 as compared to $472,088 for the same period in 2001. Income from security gains totaled $299,567 for the 12 months ended December 31, 2002 as compared to no security gains for the 12 months ended December 31, 2001.

Other Expense

The total non-interest expense totaled $12,125,662 for 2003 as compared to $12,342,414 in 2002. This is a decrease of $216,752 or 1.8%. Salaries and benefits expense was basically unchanged primarily due to the non-reoccurrence of the 2002 cost of transition of the chief executive officer. Occupancy expense increased $19,783 or 2.0%. This increase represents higher repairs and maintenance costs. Equipment costs decreased $155,456 or 22.4% and can be attributed to limited equipment purchases made in 2003.

The total non-interest expense totaled $12,342,414 for 2002 as compared to $11,005,624 in 2001. This is an increase of $1,336,790 or 12.1%. Salaries and benefits expense increased $1,021,869 or 16.8% primarily due to transition of the chief executive officer and additional personnel costs associated to retail, processing and trust. Occupancy expense decreased $81,668 or 7.5%. This decrease represents lower repairs and maintenance costs. Equipment costs increased $90,271 or 14.9% and can be attributed to check processing equipment and continued upgrades of computer equipment to support the technology of the commercial and consumer banking operations, as well as the trust department operating systems. In 2002, professional fees increased $152,174 or 43.7% due to executive search fees primarily. Marketing and Public Relations decreased $71,711 or 15.7%. Other expenses totaled $1,694,252 for 2002 as compared to $1,500,257 in 2001, an increase of $193,995 or 12.9%.

Income Taxes

Income tax expense totaled $1,316,331 for the year ended December 31, 2003 as compared to $1,334,301 for the same time period in 2002. This decrease reflects the decrease of taxable income.

Income tax expense totaled $1,334,301 for the year ended December 31, 2002 as compared to $1,574,209 for the same time period in 2001. This decrease reflects the decrease of taxable income.

Net Income

Net income was $2,177,011 for the twelve months ended 2003 as compared to $2,381,518 for 2002, which is a decrease of $204,507 or 8.6%.

Net income was $2,381,518 for 2002 as compared to $2,557,609 for 2001, which is a decrease of $176,091 or 6.9%.

Capital Resources

As of December 31, 2003, the Company had total capital in the amount of $26,242,030 as compared with $25,433,145 at December 31, 2002, which represents an increase of $808,885 or 3.2%. The capital ratios of the Company and the Bank exceed applicable regulatory requirements (see Note 15 to the Financial Statements).

Banks and bank holding companies are generally required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their adjusted total assets. As of December 31, 2003, the Bank’s Tier 1 capital amounted to 7.00% as compared to 6.78% of total average assets at December 31, 2002.

Similarly, the Company’s Tier 1 capital amounted to 7.78% at December 31, 2003 as compared to 7.87% at December 31, 2002. Banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At December 31, 2003, the Bank’s ratio of risk based capital to risk weighted assets amounted to 12.56% for Tier 1 and 13.71% for total capital, which satisfies the applicable risk-based capital requirements. At December 31, 2002, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 11.03% for Tier 1 and 12.10% for total capital. Similarly, the Company’s ratio of risk-based capital to risk-weighted assets, at December 31, 2003, amounted to 13.87% for Tier 1 and 15.02% for total capital which exceeds all applicable regulatory requirements. At December 31, 2002, the Company’s ratio of risk-based capital to risk-weighted assets amounted to 12.74% for Tier 1 and 13.79% of total capital. In the opinion of Management, capital levels are adequate to meet the presently foreseeable needs of the Company and the Bank.

As of December 31, 2002, the Company had total capital in the amount of $25,433,145 as compared with $23,561,564 at December 31, 2001, which represents an increase of $1,871,581 or 7.9%. The Company repurchased 119,148 shares of its common stock which were placed in treasury stock.

Banks and bank holding companies are generally required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their adjusted total assets. As of December 31, 2002, the Bank’s Tier 1 capital amounted to 6.78% as compared to 7.10% of total average assets at December 31, 2001.

Similarly, the Company’s Tier 1 capital amounted to 7.87% at December 31, 2002 as compared to 8.59% at December 31, 2001. Banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At December 31, 2002, the Bank’s ratio of risk based capital to risk weighted assets amounted to 11.03% for Tier 1 and 12.10% for total capital, which satisfies the applicable risk-based capital requirements. At December 31, 2001, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 11.83% for Tier 1 and 12.97% for total capital. Similarly, the Company’s ratio of risk-based capital to risk-weighted assets, at December 31, 2002, amounted to 12.74% for Tier 1 and 13.79% for total capital which exceeds all applicable regulatory requirements. At December 31, 2001, the Company’s ratio of risk-based capital to risk-weighted assets amounted to 13.24% for Tier 1 and 14.36% of total capital.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Total securities maturing in one year or less amounted to approximately $300,000 or 0.2% at December 31, 2003 of the investment securities portfolio, and $3,134,580 at December 31, 2002, representing 5.7% of the investment securities portfolio. Total securities maturing in one year or less amounted to approximately $1,105,600 at December 31, 2001, representing 16.8% of the investment securities portfolio. Assets such as federal funds sold, mortgages held for sale, as well as maturing loans are also sources of liquidity.

The Company’s goals are to be substantially neutral with respect to interest rate sensitivity, and to maintain a net cumulative gap at one year or less than 15% of total earning assets. The Company believes that it is successfully managing its interest rate risk consistent with these goals. Listed below is a gap analysis as of December 31, 2003 by re-pricing date or maturity.

Gap Analysis

(Dollars in Thousands)	0-31 Days	1-3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
ASSETS

Investments(2)	$9,538	$11,513	$23,735	$13,870	$17,073	$64,997

Interest Bearing Demand Deposits	191	0	0	0	0	0

Fed Funds Sold	4,000	0	0	0	0	0

Total Loans(1)	20,848	2,092	3,864	8,512	59,778	81,500

Total Earning Assets	34,577	13,605	27,599	22,382	76,851	146,497

LIABILITIES

Non-interest Bearing Deposits	0	0	0	0	0	61,443

Savings	0	0	21,343	0	43,271	0

NOW Accounts	0	0	23,707	0	48,140	0

Money Market Accounts	51,570	0	0	0	0	0

Time Deposits $100,000 and over	1,588	1,865	1,468	1,030	3,286	0

Other Time Deposits	3,088	7,478	9,294	12,165	17,545	0

Total Deposits	56,246	9,343	55,812	13,195	112,242	61,443

Securities Sold Under Agreements to Repurchase	9,943	0	0	0	0	0

Total Deposits & Securities Sold Under Agreements to Repurchase	66,189	9,343	55,812	13,195	112,242	61,443

Net Asset (Liability) Gap	$(31,612)	$4,262	$(28,213)	$9,187	$(35,391)	$85,054

Cumulative Gap	$(31,612)	$(27,350)	$(55,563)	$(46,376)	$(81,767)	$3,287

% Cumulative Gap	(9.83)%	(8.51)%	(17.28)%	(14.42)%	(25.43)%	1.02%

(1)	Includes net deferred loan costs
(2)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock

Off Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company’s financial conditions, results of operations, or liquidity. For a discussion of this matter, please see Note 13 to the Financial Statements.

Forward Looking Statements

This Form 10-K and future filings made by the Company with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and the Bank, may include forward-looking statements relating to such matters as:

(a)	assumptions concerning future economic and business conditions and their effect on the economy in general and on the markets in which the Company and the Bank do business; and

(b)	expectations for increased revenues and earnings for the Company and Bank through growth resulting from acquisitions, attraction of new deposit and loan customers and the introduction of new products and services.

Such forward-looking statements are based on assumptions rather than historical or current facts and, therefore, are inherently uncertain and subject to risk. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Act of 1995.

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may effect the operation, performance, development and results of the Company’s and Bank’s business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;

(b)	changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses;

(c)	increased competition from other financial and non-financial institutions;

(d)	the impact of technological advances; and

(e)	other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on the Company’s and the Bank’s financial position and results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices. In particular, the market price of interest-earning assets may be affected by changes in interest rates. Since net interest income (the difference or spread between the interest earned on loans and investments and the interest paid on deposits and borrowings) is the Company’s primary source of revenue, interest rate risk is the most significant non-credit related market risk to which the Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of the Company’s assets and liabilities.

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

The Company’s Asset/Liability Management Committee, comprised of the President of the Company, Chief Financial Officer, Senior Lending Officer, marketing, retail and finance Officers, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity, and capital. This committee meets weekly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions. This Asset/Liability Management Committee reports to the Risk Management Committee, which is comprised of several Directors, President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Senior Vice President and Senior Lender, which review the above risk on a quarterly basis.

Interest rate risk is monitored using gap analysis, which identifies the differences between specific time frames assets and liabilities mature or reprice. An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive, or “asset sensitive”, when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative, or “liability sensitive”, when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. A corporation’s sensitivity gap can change under the differing “rate shocks” performed on the Company’s Balance Sheet.

The Company is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders equity) would decrease because the Company becomes liability sensitive, the assets of the Company extend out, as a result the liabilities will reprice faster than its assets. At December 31, 2003, it is estimated that an increase in interest rates of 200 basis points (for example, an increase in the prime rate from 4.00% to 6.00%) would decrease the value of net assets by $1,746,998. If interest rates were to decrease, the value of net assets would increase.

The fluctuation of interest rates also has an affect on the Company’s net interest income. In the event that interest rates decrease by 200 basis points (for example, a decrease in the prime rate from 4.00% to 2.00%) it is estimated that net interest income would decrease by $1,291,090. If interest rates were to increase, the Company’s sensitivity gap, shifts to a negative sensitivity, or “liability sensitive,” where net interest income would decrease by $282,010.

At December 31, 2003, it was estimated that the value of the net assets of the Company would decrease by $1,746,998 if interest rates were to increase by 200 basis points and that the Company’s net interest income would decline by $1,291,090 if interest rates were to decline by 200 basis points. The year-to-year change in these estimates is a result of a lengthening of the duration of the net assets of the Company.

ITEM 8. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Description	Page Reference
Consolidated Balance Sheets at December 31, 2003 and 2002	FS 2

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	FS 3

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	FS 4-5

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	FS 6-7

Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001 including:	FS 8-30

Parent Company Only Balance Sheets at December 31, 2003 and 2002	FS 30-31

Parent Company Only Statements of Income for the years ended December 31, 2003, 2002 and 2001	FS 32

Parent Company Only Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	FS 33

The Board of Directors and Stockholders

Beverly National Corporation

Beverly, Massachusetts

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated balance sheets of Beverly National Corporation and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly National Corporation and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

January 5, 2004

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks	$18,759,631	$17,228,634
Interest bearing demand deposits with other banks	190,658	153,031
Federal funds sold	4,000,000	33,000,000

Cash and cash equivalents	22,950,289	50,381,665
Investments in available-for-sale securities (at fair value)	61,082,577	54,969,100
Investments in held-to-maturity securities (fair values of $77,910,696 as of December 31, 2003 and $1,046,308 as of December 31, 2002)	77,701,292	1,046,308
Federal Home Loan Bank stock, at cost	1,041,900	744,800
Federal Reserve Bank stock, at cost	142,500	97,500
Loans, net of the allowance for loan losses of $2,182,675 and $2,012,578, respectively	174,411,656	191,394,289
Mortgages held-for-sale		1,622,500
Premises and equipment	3,825,654	4,417,696
Accrued interest receivable	1,243,694	1,148,290
Other assets	4,775,206	4,706,206

Total assets	$347,174,768	$310,528,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$61,442,551	$59,951,379
Interest-bearing	246,838,265	221,344,305

Total deposits	308,280,816	281,295,684
Securities sold under agreements to repurchase	9,943,208
Other liabilities	2,708,714	3,799,525

Total liabilities	320,932,738	285,095,209

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, par value $2.50 per share; authorized 2,500,000 shares; issued 1,944,879 shares as of December 31, 2003 and 1,905,321 shares as of December 31, 2002; outstanding, 1,832,094 shares as of December 31, 2003 and 1,785,841 shares as of December 31, 2002	4,862,198	4,763,303
Paid-in capital	6,280,618	5,852,014
Retained earnings	17,073,858	16,347,372
Treasury stock, at cost (112,785 shares as of December 31, 2003 and 119,480 shares as of December 31, 2002)	(1,527,461)	(1,618,112)
Accumulated other comprehensive (loss) income	(447,183)	88,568

Total stockholders’ equity	26,242,030	25,433,145

Total liabilities and stockholders’ equity	$347,174,768	$310,528,354

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest and dividend income:
Interest and fees on loans	$11,815,602	$13,618,426	$14,286,139
Interest on debt securities:
Taxable	2,858,347	2,807,555	3,317,212
Tax-exempt	43,873	27,650	44,258
Dividends on marketable equity securities	17,008	13,896	7,068
Other interest	211,698	358,438	612,084

Total interest and dividend income	14,946,528	16,825,965	18,266,761

Interest expense:
Interest on deposits	2,786,838	4,336,495	6,118,235
Interest on other borrowed funds	36,933		12,977

Total interest expense	2,823,771	4,336,495	6,131,212

Net interest and dividend income	12,122,757	12,489,470	12,135,549
Provision for loan losses	120,000	303,890	135,000

Net interest and dividend income after provision for loan losses	12,002,757	12,185,580	12,000,549

Other income:
Income from fiduciary activities	1,540,084	1,612,911	1,714,760
Service charges on deposit accounts	643,178	528,239	482,605
Other deposit fees	419,299	354,299	273,167
Gains on sales of available-for-sale securities, net	247,982	299,567
Gains on sales of loans, net	387,872	455,427	194,273
Other income	377,832	622,210	472,088

Total other income	3,616,247	3,872,653	3,136,893

Other expense:
Salaries and employee benefits	7,141,710	7,114,194	6,092,325
Occupancy expense	1,034,273	1,014,490	1,096,158
Equipment expense	538,903	694,359	604,088
Contributions	89,410	156,191	112,919
Data processing fees	566,008	560,510	550,863
Marketing and public relations	328,772	385,200	456,911
Stationery and supplies	218,437	223,093	244,152
Professional fees	500,950	500,125	347,951
Other expense	1,707,199	1,694,252	1,500,257

Total other expense	12,125,662	12,342,414	11,005,624

Income before income taxes	3,493,342	3,715,819	4,131,818
Income taxes	1,316,331	1,334,301	1,574,209

Net income	$2,177,011	$2,381,518	$2,557,609

Earnings per common share	$1.20	$1.35	$1.49

Earnings per common share, assuming dilution	$1.14	$1.28	$1.39

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2000	$4,197,245	$2,929,381	$15,982,441	$(427,467)	$53,632	$22,735,232
Comprehensive income:
Net income			2,557,609
Net change in unrealized holding gain on available-for-sale securities, net of tax effect					120,350
Comprehensive income						2,677,959
Tax benefit for stock options		31,060				31,060
Compensation expense relating to grants of common stock at prices less than market value		40,757				40,757
Dividends declared ($.72 per share)			(1,245,004)			(1,245,004)
Sale of 17,800 shares of common stock on exercise of stock options	44,500	78,330				122,830
Purchases of treasury stock				(801,270)		(801,270)

Balance, December 31, 2001	4,241,745	3,079,528	17,295,046	(1,228,737)	173,982	23,561,564
Comprehensive income:
Net income			2,381,518
Other comprehensive loss, net of tax effect					(85,414)
Comprehensive income						2,296,104
Tax benefit for stock options		429,680				429,680
Compensation expense relating to grants of common stock at prices less than market value		5,009				5,009
Issuance of 5% common stock dividend	223,688	1,646,340	(1,870,028)
Dividends declared ($.83 per share)			(1,459,164)			(1,459,164)
Sale of 119,148 shares of common stock on exercise of stock options	297,870	691,457				989,327
Purchases of treasury stock				(389,375)		(389,375)

Balance, December 31, 2002	4,763,303	5,852,014	16,347,372	(1,618,112)	88,568	25,433,145
Comprehensive income:
Net income			2,177,011
Other comprehensive loss, net of tax effect					(535,751)
Comprehensive income						1,641,260
Tax benefit for stock options		214,063				214,063
Stock award (500 shares from treasury stock)		4,480		6,770		11,250
Dividends declared ($.80 per share)			(1,450,525)			(1,450,525)
Sale of 39,558 shares of common stock on exercise of stock options	98,895	196,193				295,088
Reissuance of treasury stock under stock option plan (6,195 shares)		13,868		83,881		97,749

Balance, December 31, 2003	$4,862,198	$6,280,618	$17,073,858	$(1,527,461)	$(447,183)	$26,242,030

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

(continued)

Reclassification disclosure for the years ended December 31:

	2003	2002	2001
Other comprehensive income and reclassification disclosure for the years ended December 31:

Unrealized (losses) gains on securities
Net unrealized (loss) gain on available-for-sale securities	$(805,134)	$301,107	$198,572
Reclassification adjustment for realized gains in net income	(247,982)	(299,567)

	(1,053,116)	1,540	198,572
Income tax benefit (expense)	431,042	(631)	(78,222)

	(622,074)	909	120,350

Minimum pension liability adjustment	146,139	(146,139)
Income tax (expense) benefit	(59,816)	59,816

	86,323	(86,323)

Other comprehensive (loss) income, net of tax	$(535,751)	$(85,414)	$120,350

Accumulated other comprehensive (loss) income consists of the following as of December 31:

	2003	2002	2001
Net unrealized holding (losses) gains on available-for-sale securities, net of taxes	$(447,183)	$174,891	$173,982
Minimum pension liability adjustment, net of taxes		(86,323)

Accumulated other comprehensive (loss) income	$(447,183)	$88,568	$173,982

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$2,177,011	$2,381,518	$2,557,609
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in mortgages held-for-sale	(7,098,480)	72,020	(2,828,419)
(Benefit) provision for mortgages held-for-sale		(17,514)	21,861
(Increase) decrease in mortgage servicing rights assets	40,306	(75,088)	(45,094)
Decrease in loan participation servicing liability	(2,999)	(5,408)	(6,113)
Depreciation and amortization	783,286	725,955	694,470
Compensation expense relating to grants of common stock at prices less than market		5,009	40,757
Stock awards	11,250
Gains on sales of available-for-sale investments, net	(247,982)	(299,567)
Provision for loan losses	120,000	303,890	135,000
Deferred tax benefit	(298,059)	(266,503)	(146,729)
Decrease in taxes receivable	128,817	199,016	404,405
(Increase) decrease in interest receivable	(95,404)	410,756	331,042
Decrease in interest payable	(51,565)	(184,320)	(4,241)
(Decrease) increase in accrued expenses	(9,461)	70,046	54,870
Decrease (increase) in prepaid expenses	16,669	(78,915)	(120,861)
Increase in tax payable	488,262
(Decrease) increase in other liabilities	(18,012)	116,005	150,194
Decrease (increase) in other assets	781	28,067	(46,267)
Decrease (increase) in cash surrender value of life insurance	111,227	(79,834)	(9,045)
Decrease (increase) in RABBI Trust trading securities	48,557	(193,121)	(4,752)
Amortization (accretion) of securities, net	677,530	(6,669)	(329,462)
Loss on disposal of premises and equipment	14,672
Gain on sales of assets, net		(703)	(612)
Change in deferred loan costs, net	10,382	(208,089)	(154,067)

Net cash provided by operating activities	(3,193,212)	2,896,551	694,546

Cash flows from investing activities:
Purchases of available-for-sale securities	(79,539,532)	(57,786,329)	(112,675,308)
Proceeds from sales of available-for-sale securities	17,478,773	14,771,292	857,170
Proceeds from maturities of available-for-sale securities	54,490,878	64,270,021	74,350,000
Purchases of held-to-maturity securities	(78,274,598)		(1,000,000)
Proceeds from maturities of held-to-maturity securities	1,593,354	105,000	16,994,500
Purchases of Federal Home Loan Bank stock	(297,100)	(14,000)	(94,600)
Purchase of Federal Reserve Bank stock	(45,000)
Loan originations and principal collections, net	27,945,033	(13,537,005)	(7,615,492)
Recoveries of loans previously charged off	128,198	244,976	50,751
Purchase of loan	(2,500,000)
Capital expenditures	(277,816)	(267,369)	(430,055)
Proceeds from sales of assets		73,493	61,862
Purchase of life insurance policies	(1,000,000)
Redemption of life insurance policy	255,829
Premiums paid on life insurance policies	(66,836)	(88,155)	(88,155)

Net cash (used in) provided by investing activities	(60,108,817)	7,771,924	(29,589,327)

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(continued)

	2003	2002	2001
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	24,709,699	7,910,066	36,797,795
Net increase (decrease) in time deposits	2,275,434	(10,632,200)	8,412,233
Increase in securities sold under agreements to repurchase	9,943,208
Proceeds from exercise of stock options	392,837	989,327	122,830
Purchases of treasury stock		(389,375)	(801,270)
Dividends paid	(1,450,525)	(1,459,164)	(1,245,004)

Net cash provided by (used in) financing activities	35,870,653	(3,581,346)	43,286,584

Net (decrease) increase in cash and cash equivalents	(27,431,376)	7,087,129	14,391,803
Cash and cash equivalents at beginning of year	50,381,665	43,294,536	28,902,733

Cash and cash equivalents at end of year	$22,950,289	$50,381,665	$43,294,536

Supplemental disclosures:
Mortgages held-for-sale transferred to loans	$8,720,980	$307,000	$1,022,821
Interest paid	2,875,336	4,520,815	6,135,453
Income taxes paid	997,311	1,401,788	1,316,533
Equipment transferred to other assets	4,120
Other assets transferred to premises and equipment	5,347

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

NOTE 1 - NATURE OF OPERATIONS

Beverly National Corporation (Company) is a state chartered corporation that was organized in 1984 to become the holding company of Beverly National Bank (Bank). The Company’s primary activity is to act as the holding company for the Bank. The Bank is a federally chartered bank, which was founded in 1802 and is headquartered in Beverly, Massachusetts. The Bank operates its business from six full service branches and two educational banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans. The Bank also operates a trust department that offers fiduciary and investment services.

NOTE 2 - ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting with the exception of fiduciary activities and certain minor sources of income which are reflected on a cash basis. The results of these activities do not differ materially from those which would result using the accrual method. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and Cabot Street Realty Trust and the Bank’s wholly-owned subsidiaries, Beverly Community Development Corporation, Hannah Insurance Agency, Inc. and Beverly National Security Corporation. Cabot Street Realty Trust was formed for the purpose of real estate development. Beverly Community Development Corporation was formed to provide loans to small businesses and individuals in low income census tracts. Hannah Insurance Agency, Inc. was formed to market life insurance, disability insurance and long term care products. During 2003, Beverly National Security Corporation was established for the exclusive purpose of buying, selling or holding securities. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposit accounts with other banks and federal funds sold.

Cash and due from banks as of December 31, 2003 and 2002 includes $9,791,000 and $10,964,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

SECURITIES:

Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. This security classification may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

•	Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

•	Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

•	Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

LOANS:

Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Interest on loans is recognized on a simple interest basis.

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the contractual life of the related loans.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Statement of Financial Accounting Standards (SFAS) No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring.” These properties are carried at the lower of cost or fair value less estimated costs to sell. Any write down from cost to fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent write downs and gains or losses recognized upon sale are included in other expense.

The Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

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

Securities sold under agreements to repurchase: The carrying amounts reported on the consolidated balance sheets for securities sold under agreements to repurchase approximate their fair values.

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

ADVERTISING:

The Company directly expenses costs associated with advertising as they are incurred.

INCOME TAXES:

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

STOCK BASED COMPENSATION:

At December 31, 2003, the Company has five stock-based employee compensation plans which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option plans except that compensation costs of $5,009 in 2002 and $40,757 in 2001 were charged against income for the Director’s plan. In addition, $11,250 of compensation cost was recognized in 2003 for a stock award of 500 shares to an executive officer under his employment agreement. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31
	2003	2002	2001
Net income, as reported	$2,177,011	$2,381,518	$2,557,609
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	47,892	59,749	89,788

Pro forma net income	$2,129,119	$2,321,769	$2,467,821

Earnings per share:
Basic - as reported	$1.20	$1.35	$1.49

Basic - pro forma	$1.17	$1.32	$1.44

Diluted - as reported	$1.14	$1.28	$1.39

Diluted - pro forma	$1.12	$1.25	$1.34

SUPPLEMENTAL RETIREMENT PLAN:

In connection with its Supplemental Retirement Plan, the Company established a RABBI Trust to assist in the administration of the plan. The accounts of the RABBI Trust are consolidated in the Company’s consolidated financial statements. Any available-for-sale securities held by the RABBI Trust are accounted for in accordance with SFAS No. 115.

EARNINGS PER SHARE:

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement did not have a material impact on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions” (“SFAS No. 147”) an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9 “Applying APB Opinions No. 16 and 17” When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, was effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 were effective on October 1, 2002, with earlier application permitted. There was no impact on the Company’s consolidated financial statements on adoption of this Statement.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and currently uses the intrinsic value method of accounting for stock options.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company’s consolidated financial statements on adoption of this Statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) (“FIN 46(R)”). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106” (“SFAS No. 132 (revised 2003)”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

	Amortized Cost Basis	Gains In Accumulated Other Comprehensive Income	Losses In Accumulated Other Comprehensive Income	Fair Value
Available-for-sale securities:
December 31, 2003:
Debt securities issued by U.S. government corporations and agencies	$21,238,283	$8,676	$276,667	$20,970,292
Marketable equity securities	756,439	91,065		847,504
Mortgage-backed securities	39,844,896	6,503	586,618	39,264,781

	$61,839,618	$106,244	$863,285	$61,082,577

	Amortized Cost Basis	Gains In Accumulated Other Comprehensive Income	Losses In Accumulated Other Comprehensive Income	Fair Value
December 31, 2002:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$32,040,062	$287,672	$7,824	$32,319,910
Marketable equity securities	1,275,553	55,300		1,330,853
Mortgage backed securities	21,357,410	7,093	46,166	21,318,337

	$54,673,025	$350,065	$53,990	$54,969,100

	Amortized Cost Basis	Gross Unrecognized Holding Gains		Gross Unrecognized Holding Losses		Fair Value
Held-to-maturity securities:
December 31, 2003:
Debt securities issued by U.S. government corporations and agencies	$43,775,027		$164,428		$170,400	$43,769,055
Debt securities issued by states of the United States and political subdivisions of the states	1,937,250		27,253			1,964,503
Debt securities issued by foreign governments	500,000					500,000
Mortgage-backed securities	31,489,015		226,120		37,997	31,677,138

	$77,701,292		$417,801		$208,397	$77,910,696

December 31, 2002:
Debt securities issued by states of the United States and political subdivisions of the states	$546,308	$		$		$546,308
Debt securities issued by foreign governments	500,000					500,000

	$1,046,308	$		$		$1,046,308

The scheduled maturities of debt securities were as follows as of December 31, 2003:

	Available-For-Sale	Held-To-Maturity
	Fair Value	Amortized Cost Basis	Fair Value
Due within one year	$	$300,000	$300,000
Due after one year through five years	18,901,672	37,022,686	37,081,055
Due after five years through ten years	2,068,620	8,889,591	8,852,503
Mortgage backed securities	39,264,781	31,489,015	31,677,138

	$60,235,073	$77,701,292	$77,910,696

Proceeds from sales of available-for-sale securities in 2003, 2002 and 2001 amounted to $17,478,773, $14,771,292 and $857,170, respectively. Gross realized gains and losses in the year ended December 31, 2003 were $248,607 and $625, respectively. The tax expense applicable to these net realized gains amounted to $101,499 for the year ended December 31, 2003. Gross realized gains and losses in the year ended December 31, 2002 were $299,567 and $0, respectively. The tax expense applicable to the realized gains amounted to $122,613 for the year ended December 31, 2002. There were no gains or losses realized from sales in 2001 which consisted of money-market mutual funds.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of December 31, 2003.

Total carrying amounts of $33,720,930 and $15,238,290 of securities were pledged to secure treasury tax and loan, trust funds and public funds on deposit, and securities sold under agreements to repurchase as of December 31, 2003 and 2002, respectively.

In connection with its supplemental retirement plan described in Note 9, the Company set up a RABBI Trust which includes trading securities. The RABBI Trust is included in other assets on the consolidated balance sheets. The portion of trading gains for the year ended December 31, 2003 and trading losses for the year ended December 31, 2002 that relates to trading securities still held at year end amounted to $139,322 and $(69,904), respectively. The fair value of trading securities held in the RABBI Trust as of December 31, 2003 and 2002 was $696,189 and $744,746, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2003:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
Debt securities issued by U.S. government corporations and agencies	$28,840,373	$447,067	$	$	$28,840,373	$447,067
Federal agency mortgage-backed securities	46,939,912	624,615			46,939,912	624,615

Total temporarily impaired securities	$75,780,285	$1,071,682	$	$	$75,780,285	$1,071,682

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2003 consist of debt securities issued by U.S. government corporations and agencies with strong credit ratings. The unrealized losses in the above table are attributable to changes in market interest rates. Company management does not intend to sell these securities in the near term future, and due to the securities relative short duration, anticipates that the unrealized losses that currently exist will be dramatically reduced going forward.

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

	2003	2002
Commercial, financial and agricultural	$34,787,962	$37,902,656
Real estate - construction and land development	4,408,975	2,209,105
Real estate - residential	63,345,679	81,245,275
Real estate - commercial	59,195,713	57,702,355
Consumer	7,233,142	7,576,333
Other	6,972,233	6,110,134

	175,943,704	192,745,858
Allowance for loan losses	(2,182,675)	(2,012,578)
Deferred loan costs, net	650,627	661,009

Net loans	$174,411,656	$191,394,289

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2003	2002	2001
Balance at beginning of period	$2,012,578	$1,996,376	$1,912,696
Loans charged off	(78,101)	(532,664)	(102,071)
Provision for loan losses	120,000	303,890	135,000
Recoveries of loans previously charged off	128,198	244,976	50,751

Balance at end of period	$2,182,675	$2,012,578	$1,996,376

Certain directors and executive officers of the companies in which they have significant ownership interest were customers of the Bank during 2003. Total loans to such persons and their companies amounted to $443,103 as of December 31, 2003. During 2003 principal payments and advances totaled $69,821 and $34,080, respectively.

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

	2003		2002
Nonaccrual loans		$1,006,740	$574,569

Accruing loans which are 90 days or more overdue	$		$660

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

	2003		2002
	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses
Loans for which there is a related allowance for credit losses	$866,237	$526,000	$54,502	$3,000

Loans for which there is no related allowance for credit losses	0		379,564

Totals	$866,237	$526,000	$434,066	$3,000

Average recorded investment in impaired loans during the year ended December 31	$585,988		$512,703

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

Total recognized	$26,174		$27,599

Amount recognized using a cash-basis method of accounting	$26,174		$27,599

No valuation allowance for the carrying amount of mortgage servicing rights at December 31, 2003 and 2002 was recorded because management estimates that there is no impairment in the carrying amount of those rights. The fair values of these rights approximated their carrying amount. Changes in the mortgage servicing asset, which are included in other assets, were as follows for the years ended December 31:

	2003	2002
Balance at beginning of period	$293,098	$218,010
Capitalized mortgage servicing rights	184,250	186,638
Amortization	(224,556)	(111,550)

Balance at end of period	$252,792	$293,098

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2003	2002
Land	$421,077	$421,077
Buildings	4,496,139	4,488,003
Furniture and equipment	3,782,332	3,757,831
Leasehold improvements	1,776,031	1,774,031
Construction in progress	10,060	12,260

	10,485,639	10,453,202
Accumulated depreciation and amortization	(6,659,985)	(6,035,506)

	$3,825,654	$4,417,696

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more were $10,152,690 and $8,733,740 as of December 31, 2003 and 2002, respectively.

For time deposits as of December 31, 2003, the scheduled maturities for the years ended December 31, are:

2004	$37,935,888
2005	12,220,937
2006	5,684,104
2007	2,876,209
2008	49,149

$58,766,287

Deposits from related parties held by the Company as of December 31, 2003 and 2002 amounted to $3,016,444 and $2,522,209, respectively.

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The securities sold under agreements to repurchase as of December 31, 2003 are securities sold on a short term basis by the Bank that have been accounted not as sales but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. Government Corporations. The securities were held in the Bank’s safekeeping account at Federal Reserve Bank under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 8 - INCOME TAXES

The components of the income tax expense are as follows for the years ended December 31:

	2003	2002	2001
Current:
Federal	$1,142,902	$1,121,772	$1,231,896
State	471,488	479,032	489,042

	1,614,390	1,600,804	1,720,938

Deferred:
Federal	(216,939)	(188,114)	(110,019)
State	(81,120)	(78,389)	(36,710)

	(298,059)	(266,503)	(146,729)

Total income tax expense	$1,316,331	$1,334,301	$1,574,209

The reasons for the difference between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

	2003	2002	2001
	% of Income	% of Income	% of Income
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(4.2)	(4.7)	(3.8)
Dividends paid to ESOP	(1.0)	(.9)	(.7)
Unallowable expenses	.4	.3	1.5
Other	1.1		(.2)
State tax, net of federal tax benefit	7.4	7.2	7.3

Effective tax rates	37.7%	35.9%	38.1%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$740,335	$691,218
Deferred compensation	641,845	641,152
Minimum pension liability		59,816
Accrued retirement benefits	136,098	122,838
Accrued interest on nonperforming loans	24,605	7,398
Accrued pension expense	318,610	158,974
Net unrealized loss on available-for-sale securities	309,858

Gross deferred tax assets	2,171,351	1,681,396

Deferred tax liabilities:
Net unrealized holding gain on available-for-sale securities		121,184
Accelerated depreciation	97,127	141,244
Loan origination fees and costs, net	265,065	269,317
Other adjustments	22,346	15,624
Mortgage servicing rights	42,000	58,499

Gross deferred tax liabilities	426,538	605,868

Net deferred tax assets	$1,744,813	$1,075,528

Deferred tax assets as of December 31, 2003 and 2002 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 2003, the Company had no operating loss and tax credit carryovers for tax purposes.

NOTE 9 - STOCK COMPENSATION PLANS

The Company has adopted five fixed option, stock-based compensation plans. Under the 1996 amended 1987 Incentive Stock Option Plan for Key Employees, the Company may grant up to 97,650 shares, at fair value, to key employees. Under the 1996 Incentive Stock Option Plan for Key Employees the Company may grant up to 75,390 shares of common stock, at fair value, to key employees. Under the 1998 Incentive Stock Option Plan for Key Employees the Company may grant up to 63,000 shares of common stock, at fair value, to present and future employees. Under the 1996, 1994 and 1993 amended 1987 Director’s plan, the Company may grant up to 113,400 shares of common stock to present and future directors at prices and exercise terms as determined by the Board of Directors. Under the 2002 amended 1998 Directors’ plan, the Company may grant up to 54,521 shares of common stock to present and future Directors. Under the 1998 Directors’ Plan, stock options are granted at prices and exercise terms as determined by the Board of Directors. In 2002, the 1998 Director’s Stock Option Plan was amended so that all options granted under the plan shall immediately vest in full upon a Director reaching mandatory retirement age and that all options granted shall expire if not exercised within 90 days after the Director’s retirement.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001: dividend yield of 4.4% for 2002 and 4.5% for 2001; expected volatility of 11.6% for 2002 and 13% for 2001; risk-free interest rate of 4.4% for 2002 and 5.54% for 2001 and expected lives of 4.7 years for 2002 and 5 years for 2001.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years ending on those dates is presented below. The status for the year ended 2001 has been restated to reflect the 5% stock dividend in 2002:

	2003		2002		2001
Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	227,709	$11.89	313,026	$9.61	310,716	$9.17
Granted			42,425	17.80	22,050	13.36
Exercised	(45,753)	8.59	(123,887)	7.99	(18,690)	6.57
Forfeited	(11,865)	13.48	(3,855)	15.70	(1,050)	14.52

Outstanding at end of year	170,091	12.67	227,709	11.89	313,026	9.61

Options exercisable at year-end	101,344		120,401		199,395
Weighted-average fair value of options granted during the year	$0.00		$1.42		$2.87

The following table summarizes information about fixed stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/03	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable as of 12/31/03	Weighted-Average Exercise Price
5.67	1,260	0.38 years	5.67	945	5.67
7.29 – 7.79	35,620	2.12 years	7.32	21,130	7.30
8.21 – 8.57	12,401	2.59 years	8.37	7,701	8.38
9.67	17,500	3.00 years	9.67	9,688	9.67
13.36 – 13.40	34,020	4.96 years	13.39	23,691	13.37
14.52	10,290	6.00 years	14.52	3,864	14.52
15.69 – 15.76	21,840	4.20 years	15.70	12,285	15.70
16.67	24,660	3.10 years	16.67	9,540	16.67
20.50	12,500	2.50 years	20.50	12,500	20.50

	170,091	3.50 years	12.67	101,344	12.82

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

The following tables set forth information about the plan as of December 31 and the years then ended:

	2003	2002
Change in projected benefit obligation:
Benefit obligation at beginning of year	$7,210,815	$6,726,827
Service cost	295,657	258,018
Interest cost	496,765	463,594
Benefits paid	(320,879)	(304,033)
Liability loss	37,255	66,409

Benefit obligation at end of year	7,719,613	7,210,815

Change in plan assets:
Plan assets at estimated fair value at beginning of year	4,543,297	5,598,997
Employer contribution	497,956
Actual return on plan assets	994,506	(751,667)
Benefits paid	(320,879)	(304,033)

Fair value of plan assets at end of year	5,714,880	4,543,297

Funded status	(2,004,733)	(2,667,518)
Unrecognized net loss	612,663	1,200,375
Unrecognized prior service cost	852,709	907,686
Unamortized net asset existing at date of adoption of SFAS No. 87		(16,725)

Accrued benefit cost included in other liabilities	$(539,361)	$(576,182)

Amounts recognized in the balance sheet as of December 31, consist of:

Accrued benefit cost	$(539,361)	$(576,182)
Accrued benefit liability		(1,053,825)
Intangible asset		907,686
Accumulated other comprehensive loss		146,139

Net amount recognized	$(539,361)	$(576,182)

The accumulated benefit obligation for the defined benefit pension plan was $6,046,596 and $5,543,956 at December 31, 2003 and 2002, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 4.5% for 2003, 7.0% and 4.5% for 2002 and 7.5% and 4.5% for 2001, respectively. The expected long-term rate of return on assets was 9.0% for 2003, 2002 and 2001.

The expected long-term rate of return on plan assets for the pension plan is based on historical returns on plan assets, current and future asset allocations, and Company management’s outlook for long-term interest rates.

Components of net periodic (benefit) cost:

	2003	2002	2001
Service cost	$295,657	$258,018	$273,123
Interest cost on benefit obligation	496,765	463,594	404,327
Expected return on assets	(408,967)	(504,147)	(524,500)
Amortization of prior service cost	54,977	54,977	2,512
Amortization of net transition asset	(16,725)	(26,547)	(26,547)
Amortization of net loss (gain) from earlier periods	39,428		(20,031)

Net periodic cost	$461,135	$245,895	$108,884

Plan Assets

The Company’s pension plan asset allocations by asset category are as follows:

	December 31, 2003		December 31, 2002
	Fair Value	Percent	Fair Value	Percent
Money market securities	$168,128	2.9%	$12,501.3%
Fixed income securities	1,925,430	33.7%	1,575,889	34.7
Equity securities	3,621,322	63.4	2,954,907	65.0

Total	$5,714,880	100.0%	$4,543,297	100.0%

The plan’s investments are managed in accordance with the Bank’s Trust Department investment management policies and procedures. To achieve the Company’s investment objectives, assets within the plan are allocated among a number of asset classes to ensure a proper level of diversification, risk, return and liquidity. The plan’s investment portfolio is managed under a “balanced” asset allocation objective, and as of December 31, 2003 the allocation guidelines are as follows:

	Range	Long-Term Target
Equity securities	50% to 70%	60%
Fixed income securities	30% to 50%	35%
Money market investments	0% to 5%	5%

There were no securities of the Company and related parties included in plan assets as of December 31, 2003 and 2002.

The Company expects to contribute $400,000 to its pension plan in 2004.

Supplemental Retirement Plan

On December 24, 1996 the Company adopted a Supplemental Retirement Plan for two executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Company’s retirement plan for employees.

The following tables set forth information about the plan as of December 31 and the years then ended:

	2003	2002
Changes in projected benefit obligation:
Benefit obligation at beginning of year	$1,300,590	$1,174,006
Service cost		23,508
Interest cost	91,041	89,814
Benefit paid	(123,230)	(53,120)
Actuarial (gain) loss	(1,795)	66,382

Benefit obligation at end of year	1,266,606	1,300,590
Plan assets	0	0

Funded status	(1,266,606)	(1,300,590)
Unrecognized net loss	128,264	168,575

Accrued pension cost included in other liabilities	$(1,138,342)	$(1,132,015)

The accumulated benefit obligation for the supplemental retirement plan was $1,266,606 and $1,300,590 at December 31, 2003 and 2002, respectively.

On November 6, 2001, the Board of Directors of the Company approved a resolution to increase the benefit under the plan to one of the participants. The above tables reflect an increase in the Company’s liability as a result of the resolution.

	2003		2002
Components of net periodic cost:
Service cost	$		$23,508
Interest cost		91,041	89,814
Amortization of unrecognized net loss		38,516

Net periodic pension cost		$129,557	$113,322

Certain assets of the Company, consisting of U.S. Government obligations, corporate bonds, equity instruments and life insurance policies, are in a Rabbi Trust. The Rabbi Trust is used to assist in the administration of the plan and is subject to the claims of creditors in the case of insolvency. The fair value of the assets in the Rabbi Trust amounted to $1,166,426 and $1,148,148 at December 31, 2003 and 2002, respectively. Such assets did not include any securities of the Company. See Note 3.

The supplemental retirement agreements under the plan provide that the officers do not have any right, title or interest in or to any specified assets of the Company, or any trust or escrow arrangement. In connection with the agreements, the Company established two trust agreements. The trustee of the trusts is another bank.

The discount rate and estimated pay increases used in determining the projected benefit obligation were 7.0% and 0.0% for 2003, 7.0% and 0.0% for 2002 and 7.5% and 0.0% for 2001, respectively.

Defined contribution plan

Effective January 1, 2002, the Bank merged its profit sharing plan, The Profit-Sharing Plan for Employees of The Beverly National Bank, and its 401(k) plan, the Beverly National Bank 401(k) Retirement Plan and Trust, to form the Beverly National Bank 401(k) Profit Sharing Plan. In the new plan, the Bank’s matching contribution is increased from 3.0% to 4.5% of compensation. Total contributions under this new Plan amounted to $187,453 for 2003 and $172,088 for 2002, respectively.

The Company’s contributions to the previous profit-sharing plan were $17,956 in 2001.

The Company’s contributions to the previous 401(k) plan were $106,722 in 2001.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP). This plan is offered to employees who have attained age 21 and who have been employed by the Company and completed a minimum of 1,000 hours of employment. The plan entitles Company employees to common stock or cash upon retirement, disability, death or separation from service from the Company based on a vesting schedule. Benefits become 25% vested after two years of vesting service and increase to 100% vested after five years of vesting service.

The Company makes annual contributions to the ESOP in amounts determined by the board of directors, subject to a limitation based on earnings and capital of the Company. Such contributions are first made to permit required payments of amounts due under any acquisition loans. Dividends received by the ESOP on shares of the Company owned by the ESOP are used to repay any acquisition loans or are credited to the accounts of allocated shares. The ESOP may borrow money to purchase shares of the Company. The shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Any debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. ESOP compensation expense totalled $0 in 2003, $88,766 in 2002 and $169,000 in 2001.

The ESOP shares were as follows as of December 31:

	2003	2002
Allocated shares	124,800	134,688

Total ESOP shares	124,800	134,688

Change in Control

One of the Company’s executive officers has a change in control agreement (agreement) with the Company. Under the agreement, if the executive officer’s employment is terminated subsequent to a change in control as defined in the agreement, then the officer is entitled to a lump sum equal to the product of the average sum of annual base compensation, including salary and bonus, for the five preceding years (or the term of employment, if less) multiplied by three.

Three executive officers have employment agreements which state that if the executive officer’s employment is terminated subsequent to a change in control as defined in the agreement, then the officers are entitled to a lump sum equal to the product of the average sum of annual base compensation, including salary and bonus, paid to the executive officer for the five preceding years multiplied by two.

In addition, one executive officer has an employment agreement which states that if involuntary termination and/or termination by the officer for good reason as defined in the agreement occurs within 24 months following a change in control also defined in the agreement, that the officer will be entitled to a lump sum amount equal to the product of the average sum of annual base compensation, salary plus bonus, for the five preceding years (or the term of employment, if less) multiplied by two less one hundred ($100).

NOTE 11 - POSTRETIREMENT BENEFITS OTHER THAN PENSION

The Company provides postretirement medical and life insurance benefits for retired employees. During 1993 the Company adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension.” The Company elected to amortize the cumulative effect of the change in accounting for postretirement benefits of $859,500 which represents the accumulated postretirement benefit obligation (APBO) existing as of January 1, 1993. The APBO is being amortized on a straight-line basis over a twenty year period. The Company continues to fund medical and life insurance benefit costs on a pay-as-you-go basis. Participation in this plan was frozen in 1993 to include only individuals who met certain age and service requirements. The program was adjusted in 2003 to cap the reimbursement of the Medicare Part B rate at the 2003 level for medical reimbursement and discontinue the dental coverage subsidy for all participants.

The following tables set forth information about the plan as of December 31 and the years then ended:

	2003	2002
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$685,020	$659,626
Plan amendment	(83,621)
Service cost	2,376	1,932
Interest cost	44,443	48,477
Actuarial (gain) loss	(31,931)	40,266
Benefits paid	(56,970)	(65,281)

Benefit obligation at end of year	559,317	685,020

Fair value of plan assets at end of year	0	0

Funded status	(559,317)	(685,020)
Unrecognized net actuarial gain	(75,988)	(44,406)
Unrecognized transition obligation	303,979	430,500

Accrued benefit cost included in other liabilities	$(331,326)	$(298,926)

Components of net periodic cost:

	2003	2002	2001
Service cost	$2,376	$1,932	$1,321
Interest cost on benefit obligation	44,443	48,477	49,830
Amortization of prior service cost	42,900	42,900	42,900
Amortization of actuarial gain	(349)	(736)	(2,456)

Net periodic cost	$89,370	$92,573	$91,595

	2003	2002
Assumptions:

Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	7.00%	7.00%

Weighted-average assumption used to determine net periodic cost for years ended December 31:
Discount rate	7.00%	7.50%

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2006	2006

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$890	$(843)
Effect on postretirement benefit obligation	$6,193	$(5,857)

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated under various lease agreements covering branch offices and ATM locations. The terms expire between February 29, 2005 and December 31, 2029. Options to renew for additional terms are included under the operating lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2003:

2004	$251,440
2005	211,516
2006	167,866
2007	69,000
2008	66,000
Years thereafter	1,386,000

Total minimum lease payments	$2,151,822

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $257,826 for 2003, $239,430 for 2002 and $229,719 for 2001.

On November 6, 2003, the Company entered into a 15 year lease for a branch office which is not included in the above commitment schedule. The lease term begins on the earlier of (1) the date the branch office opens to the public or (2) the commencement date, as defined in the lease agreement. The fixed minimum annual rent for each year of the lease is as follows:

TERM YEAR	ANNUAL AMOUNT
1 - 5	$185,000
6 - 10	212,750
11-15	244,663

The Company entered into an agreement with a data processing services provider. Under the agreement, the Company is obligated to pay monthly minimum processing fees equal to $16,116 through February 2009 and the Company may cancel the agreement at any time, provided the Company pays a termination fee equal to forty percent (40%) of the Estimated Remaining Value as defined in the agreement.

NOTE 13 - FINANCIAL INSTRUMENTS

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2003 and 2002, the maximum potential amount of the Company’s obligation was $352,226 and $375,595, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$22,950,289	$22,950,289	$50,381,665	$50,381,665
Available-for-sale securities	61,082,577	61,082,577	54,969,100	54,969,100
Held-to-maturity securities	77,701,292	77,910,696	1,046,308	1,046,308
Federal Home Loan Bank stock	1,041,900	1,041,900	744,800	744,800
Federal Reserve Bank stock	142,500	142,500	97,500	97,500
Loans, net	174,411,656	175,339,000	191,394,289	192,642,000
Mortgages held-for-sale			1,622,500	1,663,983
Accrued interest receivable	1,243,694	1,243,694	1,148,290	1,148,290

Financial liabilities:
Deposits	308,280,816	308,736,000	281,295,684	281,712,000
Securities sold under agreements to repurchase	9,943,208	9,943,208

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

	2003	2002
Commitments to originate loans	$1,290,000	$5,149,000
Standby letters of credit	352,226	375,595
Unadvanced portions of loans:
Consumer	2,927,995	2,412,965
Home equity	14,649,356	9,115,407
Commercial lines of credit	14,392,010	11,660,439
Commercial construction	73,700	356,798
Residential construction	802,381	1,052,033

	$34,487,668	$30,122,237

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank’s business activity is with customers located within the state. As of December 31, 2003, loans to borrowers in the health care industry totaled $18,369,481, or 10.4% of total loans. The majority of the Bank’s loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 15 - REGULATORY MATTERS

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. As of December 31, 2003 the Bank could declare dividends up to $3,039,681, without the approval of the Comptroller of the Currency.

The Company and its subsidiary the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Consolidated	$28,888	15.02%	$15,382	≥8.0%	N/A
Beverly National Bank	26,025	13.71	15,187	≥8.0	$18,984	≥10.0%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	26,664	13.87	7,691	≥4.0	N/A
Beverly National Bank	23,842	12.56	7,594	≥4.0	11,390	≥6.0

Tier 1 Capital (to Average Assets):
Consolidated	26,664	7.78	13,709	≥4.0	N/A
Beverly National Bank	23,842	7.00	13,620	≥4.0	17,025	≥5.0

As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
Consolidated	$26,419	13.79%	$15,330	≥8.0%	N/A
Beverly National Bank	22,739	12.10	15,038	≥8.0	$18,798	≥10.0%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	24,407	12.74	7,665	≥4.0	N/A
Beverly National Bank	20,727	11.03	7,519	≥4.0	11,279	≥6.0

Tier 1 Capital (to Average Assets):
Consolidated	24,407	7.87	12,400	≥4.0	N/A
Beverly National Bank	20,727	6.78	12,235	≥4.0	15,294	≥5.0

NOTE 16 - STOCK DIVIDEND, EARNINGS PER SHARE (EPS) AND DIVIDENDS DECLARED PER SHARE

On June 21, 2002, the Company paid a 5% stock dividend to shareholders of record on June 5, 2002. Based on the number of common shares outstanding on the record date, the Company issued 89,475 new shares. The fair market value of the additional shares issued, aggregating $1,870,028, was charged to retained earnings, and common stock and additional paid-in capital were increased by $223,688 and $1,646,340, respectively. All references in the accompanying financial statements to the number of common shares and per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend. Earnings per common share, earnings per common share assuming dilution, and dividends declared per share as previously reported for 2001 have been reduced by $0.08, $0.07, and $0.04, respectively to reflect the issuance of the 2002 stock dividend.

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2003
Basic EPS
Net income and income available to common stockholders	$2,177,011	1,813,206	$1.20
Effect of dilutive securities, options		90,148

Diluted EPS
Income available to common stockholders and assumed conversions	$2,177,011	1,903,354	$1.14

Year ended December 31, 2002
Basic EPS
Net income and income available to common stockholders	$2,381,518	1,757,687	$1.35
Effect of dilutive securities, options		102,143

Diluted EPS
Income available to common stockholders and assumed conversions	$2,381,518	$1,859,830	$1.28

Year ended December 31, 2001
Basic EPS
Net income and income available to common stockholders	$2,557,609	1,714,090	$1.49
Effect of dilutive securities, options		123,801

Diluted EPS
Income available to common stockholders and assumed conversions	$2,557,609	1,837,891	$1.39

NOTE 17 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 18 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements presented are for the Beverly National Corporation (Parent Company Only) and should be read in conjunction with the consolidated financial statements.

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash	$819	$66
Investment in Beverly National Bank	23,365,669	21,719,653
Investment in Cabot Street Realty Trust	634,431	605,576
Investment in available-for-sale securities (at fair value)	717,218	1,270,453
Loans	624,000	731,000
Premises and equipment	465,548	482,334
Accounts receivable from subsidiaries	27,630	110,228
Interest receivable	663	905
Prepaid and deferred taxes	411,932	527,730

Total assets	$26,247,910	$25,447,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued audit expense	$5,880	$14,800

Total liabilities	5,880	14,800

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, par value $2.50 per share; authorized 2,500,000 shares; issued 1,944,879 shares as of December 31, 2003 and 1,905,321 shares as of December 31, 2002; outstanding, 1,832,094 shares as of December 31, 2003 and 1,785,841 shares as of December 31, 2002	4,862,198	4,763,303
Paid-in capital	6,280,618	5,852,014
Retained earnings	17,073,858	16,347,372
Treasury stock, at cost (112,785 shares as of December 31, 2003 and 119,480 shares as of December 31, 2002)	(1,527,461)	(1,618,112)
Accumulated other comprehensive (loss) income	(447,183)	88,568

Total stockholders’ equity	26,242,030	25,433,145

Total liabilities and stockholders’ equity	$26,247,910	$25,447,945

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest and dividend income:
Interest on taxable investment securities	$11,344	$12,432	$40,901
Dividends on marketable equity securities	8,122	6,538	5,230
Interest on loans and receivables from subsidiaries	47,979	59,037	74,803
Dividends from Beverly National Bank	1,444,345	1,358,003	1,243,316

Total interest and dividend income	1,511,790	1,436,010	1,364,250

Other income:
Rental income	36,000	36,000	36,000

Total other income	36,000	36,000	36,000

Expenses:
Occupancy expense	16,786	16,786	16,771
Professional fees	95,264	145,633	88,014
Other expense	45,474	54,717	92,393

Total expenses	157,524	217,136	197,178

Income before income tax expense (benefit) and equity in undistributed net income of subsidiaries	1,390,266	1,254,874	1,203,072
Income tax (benefit) expense	(54,996)	(69,717)	5,403

Income before equity in undistributed net income of subsidiaries	1,445,262	1,324,591	1,197,669

Equity in undistributed net income of subsidiaries:
Beverly National Bank	702,894	1,003,949	1,332,838
Cabot Street Realty Trust	28,855	52,978	27,102

Total equity in undistributed net income of subsidiaries	731,749	1,056,927	1,359,940

Net income	$2,177,011	$2,381,518	$2,557,609

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$2,177,011	$2,381,518	$2,557,609
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiaries	(731,749)	(1,056,927)	(1,359,940)
(Decrease) increase in accrued expenses	(8,920)	(3,800)	14,600
Depreciation expense	16,786	16,786	16,771
Increase in dividend receivable	(523)
Compensation expense relating to grants of common stock at prices less than market value		5,009	40,757
Stock award	11,250
Change in prepaid and deferred taxes	397,821	(65,530)	(1,183)
Accretion of securities			(19,300)
Decrease in interest receivable	765	2,017	26,955

Net cash provided by operating activities	1,862,441	1,279,073	1,276,269

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,028,000)	(1,121,500)	(875,000)
Proceeds from maturities of available-for-sale securities			600,000
Proceeds from sales of available-for-sale securities	1,617,000	415,000	857,170
Additional investment in subsidiary	(1,500,000)
Loan originations and principal collections, net	107,000	265,000	86,000

Net cash provided by (used in) investing activities	(804,000)	(441,500)	668,170

Cash flows from financing activities:
Proceeds from exercise of stock options	392,837	989,327	122,830
Purchases of treasury stock		(389,375)	(801,270)
Dividends paid	(1,450,525)	(1,459,164)	(1,245,004)

Net cash used in financing activities	(1,057,688)	(859,212)	(1,923,444)

Net increase (decrease) in cash and cash equivalents	753	(21,639)	20,995
Cash and cash equivalents at beginning of year	66	21,705	710

Cash and cash equivalents at end of year	$819	$66	$21,705

Supplemental disclosure:
Income taxes paid (received)	$(452,817)	$(4,187)	$6,586

The Parent Only Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001, and therefore are not reprinted here.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the Company’s two (2) most recent fiscal years.

ITEM 9A CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based solely on the definition of “disclosure controls and procedures” in Rule 13a-5(e). In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could materially affect, or are reasonably likely to materially affect, the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors and Executive Officers of the Company is omitted from this Report as the Company has filed its definitive proxy statement within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s Chief (Principal) Executive Officer and Chief (Principal) Financial Officer. Such Code of Ethics may be obtained by any person, without charge, upon request, by writing to Peter Simonsen, Beverly National Corporation, 240 Cabot Street, Beverly, Massachusetts 01915.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding Executive Compensation is omitted from this Report as the Company has filed its definitive proxy statement within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholders is omitted from this Report as the Company has filed its definitive proxy statement within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding Certain Relationships and Related Transactions is omitted from this Report as the Company has filed its definitive proxy statement within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding Principal Accounting Fees and Services is omitted from this Report as the Company has filed its definitive proxy statement within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	EXHIBIT INDEX

3.1	Articles of Organization of Corporation, as Amended	(1)

3.2	By-Laws of Corporation, as Amended	(2)

10.1	Indenture dated as of January 21, 1976 between Benjamin Brown and Virgil C. Brink, Trustees of Y & M Trust, and Beverly National Bank	(3)

10.2	1987 Incentive Stock Option Plan for Key Employees	(4)

10.3	1987 Directors’ Plan, as amended	(5)

10.4	Employment Agreement dated May 31, 1991 between Beverly National Corporation and Lawrence M. Smith, as amended on February 6, 2002	(6)

10.5	Severance Agreement dated July 8, 1987 between Beverly National Corporation and Lawrence M. Smith	(7)

10.6	Beverly National Corporation Plan for Severance Compensation After Hostile Takeover	(8)

10.7	Employment Agreement between Beverly National Corporation and Julia L. Robichau dated December 24, 1996	(9)

10.8	Change in Control Agreement between Beverly National Corporation and Julie L. Robichau dated December 24, 1996	(10)

10.9	Consulting Agreement between Beverly National Corporation and Julia L. Robichau dated December 24, 1996	(11)

10.10	Supplemental Executive Retirement Agreement between Beverly National Corporation and Lawrence M. Smith dated December 24, 1996, as amended on Feb. 6, 2002	(12)

10.11	Supplemental Executive Retirement Agreement between Julia L. Robichau dated December 24, 1996	(13)

10.12	1996 Incentive Stock Option Plan for Key Employees	(14)

10.13	1998 Incentive Stock Option Plan for Key Employees	(15)

10.14	1998 Directors Plan	(16)

10.15	Lawrence M. Smith Contract Extension	(17)

10.16	Julia L. Robichau Amendment to Consulting Agreement	(18)

10.17	Julia L. Robichau Amendment to Supplemental Executive Retirement Agreement	(19)

10.18	First Amendment to Change and Control Agreement between Beverly National Corporation and Lawrence M. Smith	(20)

10.19	First Amendment to Split Dollar Agreement between Beverly National Corporation and Lawrence M. Smith	(21)

10.20	Change in Control Agreement between Beverly National Corporation and Peter E. Simonsen dated February 23, 2000	(22)

10.21	Employment Agreement between Beverly National Corporation and Peter E. Simonsen dated February 23, 2000	(23)

10.22	Change in Control Agreement between Beverly National Corporation and James E. Rich, Jr. dated February 23, 2000	(24)

10.23	Employment Agreement between Beverly National Corporation and James E. Rich, Jr. dated February 23, 2000	(25)

10.24	Change in Control Agreement between Beverly National Corporation and Deborah A. Rosser dated February 23, 2000	(26)

10.25	Employment Agreement between Beverly National Corporation and Deborah A. Rosser dated February 23, 2000	(27)

10.26	Change in Control Agreement between Beverly National Corporation and Paul J. Germano dated February 23, 2000	(28)

10.27	Employment Agreement between Beverly National Corporation and Paul J. Germano dated February 23, 2000	(29)

10.28	Employment Agreement between Beverly National Corporation and Donat A. Fournier dated July 29, 2002	(30)

10.29	Change in Control Agreement with Donat A. Fournier dated July 29, 2002	(31)

10.30	First Amendment to the Amended and Restated Supplemental Executive Retirement Agreement dated December 24, 1996 between Beverly National Corporation and Lawrence M. Smith dated June 27, 2002 ..	(32)

10.31	Employment Agreement dated May 31, 1991, as amended December 22, 1998 and February 6, 2002 between Beverly National Corporation and Lawrence M. Smith dated June 27, 2002	(33)

10.32	Employment Agreement between Beverly National Corporation and John Putney dated October 6, 2003

10.33	Change in Control Agreement with John Putney dated October 6, 2003

21.	Subsidiaries of Corporation

23.	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)

32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002

(b) The Company filed a Form 8-K on October 27, 2003 to report that the Company’s Board of Directors declared a dividend of $0.20 per share to be paid on October 28, 2003 to stockholders of record as of October 21, 2003. The Company also reported earnings for the nine (9) months ended September 30, 2003.

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

BEVERLY NATIONAL CORPORATION

Date:	3/23/04	By:	/s/ Donat A. Fournier
President & CEO and Director, Principal Executive Officer

Date:	3/23/04	By:	/s/ Peter E. Simonsen
Treasurer, Principal Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Capacity
3/23/04	/s/ Donat A. Fournier Donat A. Fournier, President & CEO & Director, Principal Executive Officer

3/23/04	/s/ Richard H. Booth Richard H. Booth - Director

3/23/04	/s/ Neiland J. Douglas, Jr Neiland J. Douglas, Jr. - Director

3/29/04	/s/ John N. Fisher John N. Fisher - Director

3/29/04	/s/ Mark B. Glovsky Mark B. Glovsky - Director

3/23/04	/s/ John L. Good, III John L. Good, III - Director

3/29/04	/s/ Alice B. Griffin Alice B. Griffin - Director

3/23/04	/s/ Robert W. Luscinki Robert W. Luscinski - Director

3/23/04	/s/ Clark R. Smith Clark R. Smith - Director

3/23/04	/s/ James D. Wiltshire James D. Wiltshire - Director