Form 10-Q
period 2004-03-31
BEVERLY NATIONAL CORP
filed 2004-05-14
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2004. 1,840,835 shares

BEVERLY NATIONAL CORPORATION

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2004(Unaudited) and December 31, 2003		3

Condensed Statements of Income for the Three Months Ended March 31, 2004 and 2003 (Unaudited)		4

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (Unaudited)		5

Notes to Condensed Consolidated Financial Statements (Unaudited)		7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations		11

Item 3.

Quantitative and Qualitative Disclosures About Market Risk		16

Item 4.

Controls and Procedures		17

PART II.	OTHER INFORMATION

Item 1.
Legal Proceedings		18

Item 2.
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities		18

Item 3.
Defaults Upon Senior Securities		18

Item 4.
Submission of Matters to a Vote of Security Holders		18

Item 5.
Other Information		18

Item 6.
Exhibits and Reports on Form 8-K		18

Signatures		19

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$18,178,735	$18,759,631
Interest bearing demand deposits with other banks	4,248,629	190,658
Federal funds sold	18,000,000	4,000,000

Cash and cash equivalents	40,427,364	22,950,289
Investments in available-for-sale securities(at fair value)	39,735,993	61,082,577
Investments in held-to-maturity securities	72,142,239	77,701,292
Federal Reserve Bank stock, at cost	142,500	142,500
Federal Home Loan Bank stock, at cost	1,041,900	1,041,900
Loans, net of the allowance for loan losses of $1,836,732 and $2,182,675, respectively	179,528,151	174,411,656
Premises and equipment, net	3,772,246	3,825,654
Accrued interest receivable	1,315,118	1,243,694
Other assets	9,290,379	4,775,206

Total assets	$347,395,890	$347,174,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$59,485,871	$61,442,551
Interest bearing
Regular savings	67,598,124	64,639,606
NOW accounts	66,866,942	71,862,309
Money market accounts	49,081,041	51,570,063
Time deposits	61,087,729	58,766,287

Total deposits	304,119,707	308,280,816
Securities sold under agreements to repurchase	13,645,082	9,943,208
Other liabilities	2,769,565	2,708,714

Total liabilities	320,534,354	320,932,738

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share; 2,500,000 shares authorized; issued 1,953,200 as of March 31, 2004 and 1,944,879 as of December 31, 2003; outstanding 1,840,835 shares as of March 31, 2004 and 1,832,094 shares as of December 31, 2003	4,883,000	4,862,198
Paid-in Capital	6,328,394	6,280,618
Retained earnings	17,189,573	17,073,858
Treasury stock, at cost (112,365 shares as of March 31, 2004 and 112,785 as of December 31, 2003)	(1,521,775)	(1,527,461)
Accumulated other comprehensive loss	(17,656)	(447,183)

Total stockholders’ equity	26,861,536	26,242,030

Total liabilities and stockholders’ equity	$347,395,890	$347,174,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
INTEREST INCOME:
Interest and fees on loans	$2,559,326	$3,155,329
Interest and dividends on investment securities:
Taxable	1,008,486	586,765
Tax-exempt	15,918	7,564
Dividends on marketable equity securities	3,486	3,963
Other interest	6,436	46,891

Total interest and dividend income	3,593,652	3,800,512

INTEREST EXPENSE:
Interest on deposits	564,104	771,008
Interest on short-term borrowings	33,375	0

Total interest expense	597,479	771,008

Net interest and dividend income	2,996,173	3,029,504

Provision for loan losses	60,000	100,000

Net interest and dividend income after provision for loan losses	2,936,173	2,929,504

NON-INTEREST INCOME:
Income from fiduciary activities	412,318	362,446
Service charges on deposit accounts	154,753	158,131
Other deposit fees	122,446	101,069
Gains on sales of available-for-sale securities, net	59,452	170,646
Gains on sales of loans, net	28,209	147,055
Other income	168,086	131,439

Total non-interest income	945,264	1,070,786

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,886,712	1,829,964
Occupancy expense	269,468	275,780
Equipment expense	110,543	146,995
Data processing fees	147,051	132,990
Marketing and public relations	77,098	111,497
Stationery and supplies	58,714	47,691
Professional fees	152,032	76,334
Other expense	511,096	399,710

Total non-interest expense	3,212,714	3,020,961

Income before income taxes	668,723	979,329

Income taxes	186,012	375,546

Net Income	$482,711	$603,783

Earnings per share:

Weighted average shares outstanding	1,835,953	1,802,618

Weighted average diluted shares outstanding	1,920,479	1,891,433

Earnings per common share	$0.26	$0.33
Earnings per common share, assuming dilution	$0.25	$0.32
Dividends per share	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	3/31/2004	3/31/2003
Net income	$482,711	$603,783
Adjustments to reconcile net income to cash (used in) provided by operating activities:

Increase in mortgages held for sale	(1,220,671)	(433,852)
Decrease (increase) in mortgage servicing rights	11,060	(3,629)
Depreciation expense	151,790	176,828
Gain on sales of securities	(59,452)	(170,646)
Provision for loan losses	60,000	100,000
Increase in interest receivable	(71,424)	(91,129)
Decrease in interest payable	(7,165)	(3,433)
Increase (decrease) in accrued expenses	48,907	(71,043)
Increase in prepaid expenses	(2,605)	(43,846)
Decrease in other liabilities	(12,071)	(36,714)
(Increase) decrease in other assets	(8,075)	279,234
Increase in cash surrender value of life insurance	(43,932)	0
Decrease in RABBI Trust trading securities	19,391	35,801
Amortization expense of investment securities	259,094	126,750
Accretion income of investment securities	(28,954)	(1,027)
Change in deferred loan costs, net	(7,420)	24,680
Increase in taxes payable	31,180	0

Total adjustments	(880,347)	(112,026)

Net cash (used in) provided by operating activities	(397,636)	491,757

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(Unaudited)

(Continued)

	3/31/2004	3/31/2003
Cash flows from investing activities:
Purchases of available-for-sale securities	(127,330)	(36,982,162)
Proceeds from sales of available-for-sale securities	10,349,168	7,167,070
Proceeds from maturities of available-for-sale securities	11,694,137	11,321,950
Purchases of held-to-maturity securities	(1,999,465)	(408,548)
Proceeds from maturities of held-to-maturity securities	7,545,590	0
Purchases of Federal Home Loan Bank stock	0	(297,100)
Loan originations and principal collections, net	(3,952,322)	5,649,660
Recoveries of loans previously charged off	3,918	44
Capital expenditures	(98,382)	(9,343)
Purchase of life insurance policies	(4,788,636)	0

Net cash provided by (used in) investing activities	18,626,678	(13,558,429)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW, money market & savings accounts	(6,482,551)	114,892
Net increase in time deposits	2,321,442	319,059
Increase in securities sold under agreements to repurchase	3,701,874	0
Proceeds from exercise of stock options	68,578	160,788
Proceeds from issuance of treasury stock	5,686	0
Dividends paid	(366,996)	(361,432)

Net cash (used in) provided by financing activities	(751,967)	233,307

Net increase (decrease) in cash and cash equivalents	17,477,075	(12,833,365)
Cash and cash equivalents beginning of year	22,950,289	50,381,665

Cash and cash equivalents at March 31:	$40,427,364	$37,548,300

Supplemental disclosures:
Mortgages held-for-sale transferred to loans	$1,220,671	$251,466
Interest paid	$604,644	$774,441
Income taxes paid	$157,472	$69,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments which are necessary to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 2004.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46(R) (“FIN 46(R)”). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46(R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements.

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

5.	STOCK BASED COMPENSATION

At March 31, 2004, the Company has five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	For the Three Months Ended March 31,
	2004	2003
Net income, as reported	$482,711	$603,783

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, Net of related tax effects	11,973	8,794

Pro forma net income	$470,738	$594,989

Earnings per share:
Basic – as reported	$.26	$.33
Basic – pro forma	$.26	$.33
Diluted – as reported	$.25	$.32
Diluted – pro forma	$.25	$.31

6.	PENSION BENEFITS

The following summarizes the net periodic cost for the three months ended March 31:

	2004	2003
Service cost	$73,482	$73,914
Interest cost	132,494	124,191
Expected return on plan assets	(118,427)	(102,242)
Amortization of transition obligation	13,744	13,744
Recognized net actuarial loss	2,694	9,857
Amortization of transition asset	-0-	(4,181)

Net periodic benefit cost	$103,987	$115,283

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected pension plan contributions to be $400,000 in 2004. During the first quarter 2004, the actual contribution to the pension plan was $-0-.

PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion includes Beverly National Corporation (“Company”) and its subsidiaries, Beverly National Bank (“Bank”), Cabot Street Realty Trust (“CSRT”) and the Bank’s wholly owned subsidiaries, Hannah Insurance Agency, Inc. (“Hannah”), Beverly National Security Corporation (“BNSC”) and Beverly Community Development Corporation (“CDC”). The purpose of the CDC is to promote lending in Beverly’s low and moderate-income census tracks. The purpose of the BNSC is to hold, buy, or sell securities.

Critical Accounting Estimates

In preparing the Company’s financial statements, Management selects and applies numerous accounting policies. In applying these policies, Management must make estimates and assumptions. The accounting policy that is most susceptible to critical estimates and assumptions is the allowance for loan losses. The determination of an appropriate provision is based on a determination of the probable amount of credit losses in the loan portfolio. Many factors influence the amount of future loan losses, relating to both the specific characteristics of the loan portfolio and general economic conditions nationally and locally. While Management carefully considers these factors in determining the amount of the allowance for loan losses, future adjustments may be necessary due to changed conditions, which could have an adverse impact on reported earnings in the future. See “Provisions and Allowance for Loan Losses.”

Summary

Net interest and dividend income decreased $33,331 and non-interest income decreased $125,522 during the first three months of 2004, as compared with the first three months of 2003. Non-interest expense increased $191,753 compared to the corresponding period. As a result, the Company’s net income for the three months ended March 31, 2004, was $482,711, as compared to net income of $603,783 for the three month period ended March 31, 2003. This is a decrease of $121,072 or 20.1%. Earnings per share totaled $.26 for the three months ended March 31, 2004, as compared to earnings per share of $.33 for the three months ended March 31, 2003. On a fully diluted basis, earnings per share for the first three months of 2004 amounted to $.25 as compared with $.32 for the same period in 2003. The Company declared and paid dividends in January 2004 totaling $.20 per share, which was the same as the amount paid for the comparable period in 2003.

During the first three months of 2004, the Company’s total assets were basically flat compared to the comparable period in 2003, and amounted to $347,395,890 at March 31, 2004. Federal Funds Sold increased $14,000,000 or 350.0% and investment securities decreased $26,905,637 or 19.2% compared to the comparable period of 2003. The change in the loan portfolio for the first three months of 2004 as compared to 2003 was as follows: net loans increased $5,116,495 or 2.9%. The Bank purchased $4.8 million in bank owned life insurance. Deposits decreased $4,161,109 or 1.3% during the first three months of 2004, to $304,119,707 at March 31, 2004. Non-interest bearing deposits decreased from $61,442,551 at December 31, 2003 to $59,485,871 at March 31, 2004. A new sweep product, which is reported as securities sold under agreements to repurchase, was introduced during the third quarter of 2003. The balance of these borrowings increased from $9,943,208 at December 31, 2003 to $13,645,082 at March 31, 2004.

THREE MONTHS ENDED MARCH 31, 2004

AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Net Interest and Dividend Income

Net interest and dividend income for the three months ended March 31, 2004 totaled $2,996,173, representing a decrease of $33,331 or 1.1% from the same period in 2003. Total interest and dividend income equaled $3,593,652 for the three months ended March 31, 2004, representing a decrease of $206,860 or 5.4% from the same period in 2003. Loan income for the three months ended March 31, 2004, totaled $2,559,326, a decrease of $596,003 or 18.9% from the same period in 2003 reflecting a lower volume of loans and the re-pricing of the portfolio in a lower interest rate environment. Interest and dividends on taxable securities for the three months ended March 31, 2004 totaled $1,008,486, an increase of $421,721 or 71.9% from the same period in 2003, and is attributable to a higher volume of investment balances in a lower interest rate environment. The other interest earned, including Federal Funds Sold, decreased $40,455 or 86.3% for the three months ended March 31, 2004 when compared to the same time period in 2003 due to a lower interest rate environment and the lower volume of short term investments.

Deposit interest expense equaled $564,104 for the three months ended March 31, 2004, a decrease of $206,904 or 26.8% as compared to the same period in 2003, reflecting the current strategy of managing the cost of funds of the Bank, in a low rate environment. The Bank generally pays competitive rates for its deposit base in the local market.

Interest on short-term borrowings totaled $33,375 for the three months ended March 31,2004 as compared to $-0- for the same time period in 2003.

Non-interest Income

Non-interest income totaled $945,264 for the three months ended March 31, 2004, a decrease of $125,522 or 11.7% from the three months ended March 31, 2003. Income from fiduciary activities totaled $412,318 for the three months ended March 31, 2004, an increase of $49,872 or 13.8% as compared to $362,446 for the three months ended March 31, 2003, which is attributed to an increased fee schedule and the higher market values of the trust department’s holdings upon which trust fees are based. Other deposit fees increased $21,377 or 21.2% for the three months ended March 31, 2004 as compared to the same time period in 2003, which is attributable to a new overdraft protection program, which was initiated in late 2003. Gains on sales of securities totaled $59,452 for the three months ending March 31, 2004 as compared to gains on sales of securities of $170,646 for the corresponding period in 2003. Gains on sales of loans totaled $28,209 for the three months ending March 31, 2004 as compared to gains on sales of loans of $147,055 for the corresponding period in 2003. Other income for the three-month period ended March 31, 2004 totaled $168,086, an increase of $36,647 or 27.9%, as compared to $131,439 for the three-month period ended March 31, 2003. This variance is primarily due to earnings on bank owned life insurance.

Non-interest Expense

Non-interest expense totaled $3,212,714 for the three months ended March 31, 2004, an increase of $191,753 or 6.3% as compared to the same time period in 2003. This increase is primarily attributed to consulting fees, software expense and fraud expenses. Salaries and benefits totaled $1,886,712 for the three months ended March 31, 2004, an increase of $56,748 or 3.1% from the same time period in 2003, due to increased staff in lending and salary increases. Occupancy expense totaled $269,468 for the three months ended March 31, 2004, as compared to the same period in 2003, a decrease of $6,312 or 2.3%, due to decreased rent expense. The costs of equipment totaled $110,543 for the three months ended March 31, 2004, a decrease of $36,452 or 24.8%, as compared to $146,995 for the same period in 2003, which is due to decreased equipment depreciation and maintenance costs. Data processing fees totaled $147,051 for the three months ended March 31, 2004, an increase of

$14,061 or 10.6% as compared to the corresponding period in 2003, which is due to higher volumes of accounts and additional services used. Professional fees increased $75,698 or 99.2% due to higher consulting expenses in connection with the Bank’s retail banking function. Marketing and public relations decreased $34,399 or 30.9% for the three months ended March 31, 2004 as compared to the same time period in 2003 due to the timing of marketing programs. Other expenses totaled $511,096 for the three months ended March 31, 2004, an increase of $111,386 or 27.9% as compared to $399,710 for the same period in 2003, due to software expense, fraud expense and directors’ fees.

Income Taxes

The income tax provision for the three months ended March 31, 2004 totaled $186,012 in comparison to an income tax provision of $375,546 for the same time period in 2003. This reflects a decrease of taxable income. The Bank established a security corporation (“BNSC”) which helped reduce the effective state tax rate.

Net Income

Net income amounted to $482,711 for the three months ended March 31, 2004 as compared to net income of $603,783 for the same period in 2003, which is a decrease of $121,072 or 20.1%. The earnings decrease is primarily due to lower gains on mortgage sales and lower gains on sales of securities as well as increased non-interest expenses, in the first quarter 2004 as compared to the corresponding period in 2003.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for credit losses through charges to earnings. There was a loan loss provision of $60,000 for the three months ended March 31, 2004, as compared to $100,000 for the same period in 2003.

The Bank formally determines the adequacy of the allowance for loan losses on a quarterly basis. This determination is based on an assessment of credit quality or “risk rating” of loans. Loans are initially risk rated when originated and are reviewed periodically. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

Commercial loans and residential mortgages are considered to be impaired under any one of the following circumstances: Placement on non-accrual status; Exceeding 90 days delinquent; Troubled debt restructure consummated after December 31, 1994; or Classified as “doubtful,” meaning that they have weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

An individual allowance for an impaired loan is based upon an assessment of the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The loss factors applied as a general allowance are determined by a periodic analysis of the Allowance for Loan Losses. This analysis considers historical loan losses and delinquency figures. It also looks at delinquency trends.

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

At March 31, 2004, the allowance for loan losses totaled $1,836,732 representing 385.5% of non-performing loans. Non-performing loans totaled $476,407, which represented 0.26% of total loans and mortgages held for sale. At March 31, 2003, the allowance for loan losses amounted to $2,072,908, representing 222.4% of non-performing loans. At March 31, 2003, non-performing loans totaled $932,052, which represented 0.50% of total loans and mortgages held for sale. A total of $409,862 of loans were charged-off by the Bank during the first three months of 2004 as compared to $39,714 charged off during the corresponding period in 2003. The Company had established reserves to cover the exposure of the charge off as the credits deteriorated. A total of $3,918 was recovered on previously charged-off loans during the three months ended March 31, 2004 compared to $44 recovered during the corresponding period of 2003. Management believes that the allowance for loan losses is adequate. Using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. The overall level of non-performing loans remains low. Accordingly, while the overall quality of the loan portfolio remains strong, management will continue to monitor economic conditions and the performance of the portfolio in order to maintain an adequate allowance for loan losses. Additionally, with expectations of the Bank to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Capital Resources

As of March 31, 2004, the Company had total capital in the amount of $26,861,536 an increase of $619,506 or 2.4% as compared with December 31, 2003.

Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of March 31, 2004, the Bank’s Tier 1 capital amounted to 7.09% of total assets. At March 31, 2004, the Bank’s ratio of risk-based capital to risk weighted assets amounted to 13.15%, which satisfies the applicable risk based capital requirements. As of December 31, 2003, the Bank’s Tier 1 capital amounted to 7.00% of average assets and risk-based capital amounted to 13.71% of total risk based assets.

Generally, bank holding companies are also required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of March 31, 2004, the Company’s Tier 1 capital amounted to 7.89% of total assets. At March 31, 2004, the Company’s ratio of risk-based capital to risk weighted assets amounted to 14.45%, which satisfies the applicable risk based capital requirements. As of December 31, 2003, the Company’s Tier 1 capital amounted to 7.78% of average assets and risk-based capital amounted to 15.02% of total risk based assets.

The capital ratios of the Company and the Bank exceed all regulatory requirements, and the Bank is considered to be “well capitalized” by its federal supervisory agency.

Liquidity

The primary function of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Company’s interest rate sensitivity management practices seek to provide consistency in the maintenance of net interest margins and to foster a sustainable growth of net interest income despite changing interest rates.

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to less than 1% of the investment securities portfolio at March 31, 2004. Assets such as federal funds sold, mortgages held for sale, payments of mortgage-backed securities, as well as maturing loans are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

Off Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company’s financial condition, results of operations, or liquidity.

Forward-Looking Statements

This Form 10-Q and future filings made by the Company with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and the Bank, may include forward-looking statements relating to such matters as:

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

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s and Bank’s business include the following:

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

The Company’s Asset/Liability Management Committee, comprised of the President and Chief Executive Officer of the Company, the Senior Vice President and Chief Financial Officer, the Senior Vice President and Senior Loan Officer, and marketing, retail and finance officers, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity, and capital. This committee generally meets weekly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions. This Asset/Liability Management Committee reports to the Risk Management Committee, which is comprised of several Directors, the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer, and the Senior Vice President and Senior Loan Officer.

The Company is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders’ equity) would increase because the Company is asset sensitive, the assets will re-price faster than liabilities. As of March 31, 2004, it is estimated that an increase in interest rates of 200 basis points (for example, an increase in the prime rate from 4.25% to 6.25%) would increase the value of net interest income by $961,885. If interest rates were to decrease, the value of net interest income would decrease.

Although the value of net assets is subject to risk if interest rates rise (but not if rates fall) the opposite is true of the Company’s earnings. If interest rates were to increase, net interest income would increase because the Company has more interest-earning assets, which would re-price upward than it has interest-bearing liabilities, which would re-price upward. As a result, net interest income is instead subject to the risk of a decline in rates. Not only are there fewer interest-bearing liabilities to re-price, but many of these liabilities could not re-price much lower because the rates paid on them are already low. Accordingly, if interest rates were to decrease by 200 basis points (for example, a decrease in the prime rate from 4.25% to 2.25%) it is estimated that net interest income would decrease by $1,186,188. On the other hand, if interest rates were to increase, net interest income would be expected to increase.

At March 31, 2004, it was estimated that the value of the net assets of the Company would increase by $961,885 if interest rates were to increase by 200 basis points and that the Company’s net assets would increase by $7,968,139 if interest rates were to decline by 200 basis points. The year-to-year change in these estimates is a result of increased volume in longer term assets which would lengthen the duration of the net assets of the Company.

ITEM 4. CONTROLS AND PROCEDURES

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

During the quarter ended March 31, 2004, there were no significant changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the internal control over financial reporting subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II - Other Information

Item 1.		Legal Proceedings	None

Item 2.		Changes in Securities and Use of Proceeds	None

Item 3.		Defaults Upon Senior Securities	None

Item 4.		Submission of Matters to a Vote of Security Holders	None

Item 5.		Other Information	None

Item 6.		Exhibits and Reports on Form 8-K

a. Exhibits

	11.0	Computation of Per Share Earnings

31.1 -Rule 13a-14(a)/15d-14(a) Certification

31.2 -Rule 13a-14(a)/15d-14(a) Certification

32.1 -Section 1350 Certifications

b. Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004:

1. The Company filed a Form 8-K on February 2, 2004 to report that the Company had issued a press release announcing its earnings for the year and quarter ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: May 14, 2004	By:	/s/ Donat A. Fournier
Donat A. Fournier
President, Chief Executive Officer

Date: May 14, 2004	By:	/s/ Peter E. Simonsen
Peter E. Simonsen
Treasurer, Principal Financial Officer