Form 10-Q
period 2004-06-30
BEVERLY NATIONAL CORP
filed 2004-08-12
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2004. 1,848,465 shares

BEVERLY NATIONAL CORPORATION

PART I. Financial Information

ITEM 1	FINANCIAL STATEMENTS

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$12,900,011	$18,759,631
Interest bearing demand deposits with other banks	1,001,955	190,658
Federal funds sold	11,200,000	4,000,000

Cash and cash equivalents	25,101,966	22,950,289
Investments in available-for-sale securities(at fair value)	53,416,029	61,082,577
Investments in held-to-maturity securities	75,750,592	77,701,292
Federal Reserve Bank stock, at cost	142,500	142,500
Federal Home Loan Bank stock, at cost	1,332,400	1,041,900
Loans, net of the allowance for loan losses of $1,943,008 and $2,182,675, respectively	199,464,223	174,411,656
Premises and equipment, net	3,759,241	3,825,654
Accrued interest receivable	1,386,915	1,243,694
Other assets	9,702,141	4,775,206

Total assets	$370,056,007	$347,174,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$67,934,215	$61,442,551
Interest bearing
Regular savings	67,669,217	64,639,606
NOW accounts	69,652,652	71,862,309
Money market accounts	47,219,565	51,570,063
Time deposits	60,438,827	58,766,287

Total deposits	312,914,476	308,280,816
Securities sold under agreements to repurchase	12,962,689	9,943,208
Federal Home Loan Bank borrowings	15,000,000	0
Other liabilities	2,595,453	2,708,714

Total liabilities	343,472,618	320,932,738

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share; 2,500,000 shares authorized; issued 1,958,930 as of June 30, 2004 and 1,944,879 as of December 31, 2003; outstanding 1,846,565 shares as of June 30, 2004 and 1,832,094 shares as of December 31, 2003	4,897,325	4,862,198
Paid-in Capital	6,453,262	6,280,618
Retained earnings	17,362,777	17,073,858
Treasury stock, at cost (112,365 shares as of June 30, 2004 and 112,785 as of December 31, 2003)	(1,521,775)	(1,527,461)
Accumulated other comprehensive loss	(608,200)	(447,183)

Total stockholders’ equity	26,583,389	26,242,030

Total liabilities and stockholders’ equity	$370,056,007	$347,174,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
INTEREST INCOME:
Interest and fees on loans	$5,279,989	$6,263,559	$2,720,663	$3,108,230
Interest and dividends on investment securities:
Taxable	1,988,020	1,246,552	979,534	659,787
Tax-exempt	33,975	17,032	18,057	9,468
Dividends on marketable equity securities	6,534	7,757	3,048	3,794
Other interest	42,220	108,508	35,784	61,617

Total interest and dividend income	7,350,738	7,643,408	3,757,086	3,842,896

INTEREST EXPENSE:
Interest on deposits	1,114,856	1,555,970	550,752	784,962
Interest on short-term borrowings	72,381	315	39,006	315

Total interest expense	1,187,237	1,556,285	589,758	785,277

Net interest and dividend income	6,163,501	6,087,123	3,167,328	3,057,619
Provision for loan losses	130,000	120,000	70,000	20,000

Net interest and dividend income after provision for loan losses	6,033,501	5,967,123	3,097,328	3,037,619

NON-INTEREST INCOME:
Income from fiduciary activities	840,394	783,068	428,076	420,622
Fees from sale of non-deposit products	21,822	0	21,822	0
Service charges on deposit accounts	314,275	326,158	159,522	168,027
Other deposit fees	268,094	198,745	145,648	97,676
Gains on sales of available-for-sale securities, net	59,452	220,603	0	49,957
Gains on sales of loans, net	28,209	306,854	0	159,799
Other income	348,288	197,623	180,202	66,184

Total non-interest income	1,880,534	2,033,051	935,270	962,265

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,805,820	3,730,082	1,919,108	1,900,118
Occupancy expense	520,457	524,622	250,989	248,842
Equipment expense	225,128	291,838	114,585	144,843
Data processing fees	279,736	277,603	132,685	144,613
Marketing and public relations	203,381	239,985	126,283	128,488
Stationery and supplies	100,771	105,904	42,057	58,213
Professional fees	307,986	178,950	155,954	102,616
Other expense	1,040,292	774,936	529,196	375,226

Total non-interest expense	6,483,571	6,123,920	3,270,857	3,102,959

Income before income taxes	1,430,464	1,876,254	761,741	896,925
Income taxes	406,382	727,096	220,370	351,550

Net Income	$1,024,082	$1,149,158	$541,371	$545,375

Earnings per share:
Weighted average shares outstanding	1,838,600	1,805,671	1,841,248	1,808,724

Weighted average diluted shares outstanding	1,920,863	1,895,210	1,921,247	1,898,988

Earnings per common share	$0.56	$0.64	$0.30	$0.31
Earnings per common share, assuming dilution	$0.53	$0.61	$0.28	$0.29
Dividends per share	$0.40	$0.40	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003

(Unaudited)

	6/30/2004	6/30/2003
Net income	$1,024,082	$1,149,158
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Increase in mortgages held for sale	0	(1,053,984)
Decrease (increase) in mortgage servicing rights	27,235	(3,670)
Depreciation expense	302,151	351,366
Gain on sales of securities	(59,452)	(220,603)
Provision for loan losses	130,000	120,000
(Increase) decrease in interest receivable	(143,221)	52,695
Decrease in interest payable	(3,528)	(20,779)
Decrease in accrued expenses	(92,031)	(43,333)
(Increase) decrease in prepaid expenses	(13,260)	18,943
Increase (decrease) in other liabilities	13,926	(30,276)
Decrease in other assets	3,318	275,573
Increase in cash surrender value of life insurance	(101,052)	0
Decrease in RABBI Trust trading securities	57,027	17,673
Amortization expense of investment securities	482,991	291,796
Accretion income of investment securities	(41,222)	(9,500)
Change in deferred loan costs,net	(57,447)	34,444
Increase in taxes payable	59,710	0

Total adjustments	565,145	(219,655)

Net cash provided by operating activities	1,589,227	929,503

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003

(Unaudited)

(Continued)

	6/30/2004	6/30/2003
Cash flows from investing activities:
Purchases of available-for-sale securities	(20,950,355)	(78,974,086)
Proceeds from sales of available-for-sale securities	10,359,168	13,848,167
Proceeds from maturities of available-for-sale securities	17,656,292	33,628,369
Purchases of held-to-maturity securities	(7,675,506)	(408,548)
Proceeds from maturities of held-to-maturity securities	9,572,749	105,000
Purchases of Federal Home Loan Bank stock	(290,500)	(297,100)
Loan originations and principal collections, net	(25,172,230)	14,402,148
Recoveries of loans previously charged off	47,110	110,197
Capital expenditures	(235,738)	(39,368)
Purchase of life insurance policies	(4,788,636)	(500,000)

Net cash used in investing activities	(21,477,646)	(18,125,221)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market & savings accounts	2,961,120	31,441,885
Net increase in time deposits	1,672,540	2,377,240
Increase in securities sold under agreements to repurchase	3,019,481	0
Purchase of term Federal Home Loan Bank borrowings	15,000,000	0
Proceeds from exercise of stock options	116,433	176,768
Proceeds from issuance of treasury stock	5,686	0
Dividends paid	(735,164)	(723,104)

Net cash provided by financing activities	22,040,096	33,272,789

Net increase in cash and cash equivalents	2,151,677	16,077,071
Cash and cash equivalents beginning of year	22,950,289	50,381,665

Cash and cash equivalents at June 30:	$25,101,966	$66,458,736

Supplemental disclosures:
Mortgages held-for-sale transferred to loans	$1,885,282	$573,431
Interest paid	$1,190,765	$1,577,064
Income taxes paid	$346,672	$341,224

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS Statement No. 123” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and currently uses the intrinsic value method of accounting for stock options.

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

At June 30, 2004, the Company has five stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,024,082	$1,149,158	$541,371	$545,375
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, Net of related tax effects	23,946	23,454	11,973	14,660

Pro forma net income	$1,000,136	$1,125,704	$529,398	$530,715

Earnings per share:
Basic – as reported	$.56	$.64	$.30	$.31
Basic – pro forma	$.54	$.62	$.28	$.29
Diluted – as reported	$.53	$.61	$.28	$.29
Diluted – pro forma	$.52	$.59	$.27	$.28

6.	PENSION BENEFITS

The following summarizes the net periodic cost for the six months and three months ended June 30:

	For the six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
Service cost	$153,769	$147,829	$80,287	$73,915
Interest cost	259,996	248,383	127,502	124,192
Expected return on plan assets	(256,075)	(204,484)	(137,648)	(102,242)
Amortization of transition obligation	27,489	27,489	13,745	13,745
Recognized net actuarial loss	-0-	19,714	(2,694)	9,857
Amortization of transition asset	-0-	(8,363)	-0-	(4,182)

Net periodic benefit cost	$185,179	$230,568	$81,192	$115,285

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 which are contained in the Form 10-K for the period then ended, that it expected pension plan contributions to be $400,000 in 2004. The actual contribution to the pension plan was $293,258.

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

Summary

Net interest and dividend income increased $76,378 and non-interest income decreased $152,517 during the six months ended June 30, 2004, as compared with the six months ended June 30, 2003. Non-interest expense increased $359,651 compared to the corresponding period. Income tax expense decreased $320,714 compared to the corresponding period. As a result, the Company’s net income for the six months ended June 30, 2004, was $1,024,082, as compared to net income of $1,149,158 for the six month period ended June 30, 2003. This is a decrease of $125,076 or 10.9%. Earnings per share totaled $.56 for the six months ended June 30, 2004, as compared to earnings per share of $.64 for the six months ended June 30, 2003. On a fully diluted basis, earnings per share for the first six months of 2004 amounted to $.53 as compared with $.61 for the same period in 2003. The Company declared and paid two quarterly dividends of $.20 in January and April 2004 totaling $.40 per share, which was the same as the amount paid for the comparable period in 2003.

During the first six months of 2004, the Company’s total assets grew $22,881,239 and amounted to $370,056,007 at June 30, 2004. Federal funds sold increased $7,200,000 or 180.0% from December 31, 2003, and investment securities decreased $9,326,748 or 6.7% compared to December 31, 2003. For the first six months of 2004 as compared to December 31, 2003 net loans increased $25,052,567 or 14.4%. The Bank purchased $4.8 million in bank owned life insurance during the first six months of 2004. Deposits increased $4,633,660 or 1.5% during the first six months of 2004, to $312,914,476 at June 30, 2004. Non-interest bearing deposits increased from $61,442,551 at December 31, 2003 to $67,934,215 at June 30, 2004. A new sweep product, which is reported as securities sold under agreements to repurchase, was introduced during the third quarter of 2003. The balance of these borrowings increased from $9,943,208 at December 31, 2003 to $12,962,689 at June 30, 2004. Federal Home Loan Bank borrowings totaled $15,000,000 at June 30, 2004 versus -0- at December 31, 2003.

SIX MONTHS ENDED JUNE 30, 2004

AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net Interest and Dividend Income

Net interest and dividend income for the six months ended June 30, 2004 totaled $6,163,501, representing an increase of $76,378 or 1.3% from the same period in 2003. Total interest and dividend income equaled $7,350,738 for the six months ended June 30, 2004, representing a decrease of $292,670 or 3.8% from the same period in 2003. Loan income for the six months ended June 30, 2004, totaled $5,279,989, representing a decrease of $983,570 or 15.7% from the same period in 2003. Such decrease reflects a lower average volume of loans and the re-pricing of the portfolio in a low interest rate environment. Interest and dividends on taxable securities for the six months ended June 30, 2004 totaled $1,988,020, an increase of $741,468 or 59.5% from the same period in 2003, and is attributable to a higher volume of investment balances in a low interest rate environment. The other interest earned, including Federal Funds Sold, decreased $66,288 or 61.1% for the six months ended June 30, 2004 when compared to the same time period in 2003 due to a low interest rate environment and the lower volume of short term investments.

Deposit interest expense equaled $1,114,856 for the six months ended June 30, 2004, a decrease of $441,114 or 28.3% as compared to the same period in 2003, reflecting the current strategy of managing the cost of funds of the Bank, in a low rate environment. The Bank generally pays competitive rates for its deposit base in the local market.

Interest on short-term borrowings totaled $72,381 for the six months ended June 30,2004 as compared to $315 for the same time period in 2003 primarily due to its new sweep product and the Federal Home Loan Bank borrowings in 2004.

Non-interest Income

Non-interest income totaled $1,880,534 for the six months ended June 30, 2004, a decrease of $152,517 or 7.5% from the six months ended June 30, 2003. Income from fiduciary activities totaled $840,394 for the six months ended June 30, 2004, an increase of $57,326 or 7.3% as compared to $783,068 for the six months ended June 30, 2003. This increase is attributed to an increased fee schedule and the higher market values of the trust department’s holdings upon which trust fees are based. Income from sale of non-deposit products totaled $21,822 for the six months ended June 30, 2004, as compared to $-0- for the six months ended June 30, 2003. This is due to the introduction of a new product line. Other deposit fees increased $69,349 or 34.9% for the six months ended June 30, 2004 as compared to the same time period in 2003. Service charges on deposit accounts decreased $11,883 or 3.6% for the six months ended June 30,2004 as compared to the six months ended June 30, 2003. Gains on sales of securities totaled $59,452 for the six months ending June 30, 2004 as compared to gains on sales of securities of $220,603 for the corresponding period in 2003. Gains on sales of loans totaled $28,209 for the six months ending June 30, 2004 as compared to gains on sales of loans of $306,854 for the corresponding period in 2003. This variance is primarily due to higher sales of mortgages in 2003 in comparison to 2004. Other income for the six-month period ended June 30, 2004 totaled $348,288, an increase of $150,665 or 76.2%, as compared to $197,623 for the six-month period ended June 30, 2003. This variance is primarily due to the earnings derived from bank owned life insurance in 2004.

Non-interest Expense

Non-interest expense totaled $6,483,571 for the six months ended June 30, 2004, an increase of $359,651 or 5.9% as compared to the same time period in 2003. This increase is primarily attributed to consulting fees, software expense and fraud expenses. Salaries and benefits totaled $3,805,820 for the six months ended June 30, 2004, an increase of $75,738 or 2.0% from the same time period in 2003, due to increased staff in lending and salary increases. Occupancy expense totaled $520,457 for the six months ended June 30, 2004, as compared to the same period in 2003. This represented a decrease of $4,165 or 0.8%, due to decreased rent expense. The costs of equipment totaled $225,128 for the six months ended June 30, 2004, a decrease of $66,710 or 22.9%, as compared to $291,838 for the same period in 2003, which is due to decreased equipment depreciation and maintenance costs. Data processing fees totaled $279,736 for the six months ended June 30, 2004, an increase of $2,133 or 0.8% as compared to the corresponding period in 2003. Professional fees increased $129,036 or 72.1% due to higher consulting expenses in connection with the Bank’s retail banking function. Marketing and public relations decreased $36,604 or 15.3% for the six months ended June 30, 2004 as compared to the same time period in 2003 due to the timing of marketing programs. Other expenses totaled $1,040,292 for the six months ended June 30, 2004, an increase of $265,356 or 34.2% as compared to $774,936 for the same period in 2003, due to software expense, fraud expense and directors’ fees.

Income Taxes

The income tax provision for the six months ended June 30, 2004 totaled $406,382 in comparison to an income tax provision of $727,096 for the same time period in 2003. This is a result of decreased taxable income combined with a lowered state tax rate. The Bank established a security corporation (“BNSC”) which helped reduce the effective state tax rate.

Net Income

Net income amounted to $1,024,082 for the six months ended June 30, 2004 as compared to net income of $1,149,158 for the same period in 2003, which is a decrease of $125,076 or 10.9%. The earnings decrease is primarily due to lower gains on mortgage sales and lower gains on sales of securities as well as increased non-interest expenses, in the first six months of 2004 as compared to the corresponding period in 2003.

THREE MONTHS ENDED JUNE 30, 2004

AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net Interest and Dividend Income

Net interest and dividend income for the three months ended June 30, 2004 totaled $3,167,328, representing an increase of $109,709 or 3.6% from the same period in 2003. Total interest and dividend income equaled $3,757,086 for the three months ended June 30, 2004, representing a decrease of $85,810 or 2.2% from the same period in 2003. Loan income for the three months ended June 30, 2004, totaled $2,720,663, a decrease of $387,567 or 12.5% from the same period in 2003 reflecting the re-pricing of the portfolio in a low interest rate environment. Interest and dividends on taxable securities for the three months ended June 30, 2004 totaled $979,534, an increase of $319,747 or 48.5% from the same period in 2003, and is attributable to a higher volume of investment balances in a low interest rate environment. The other interest earned, including Federal Funds Sold, decreased $25,833 or 41.9% for the three months ended June 30, 2004 when compared to the same time period in 2003 due to a low interest rate environment and the lower volume of short term investments.

Deposit interest expense equaled $550,752 for the three months ended June 30, 2004, a decrease of $234,210 or 29.8% as compared to the same period in 2003, reflecting the current strategy of managing the cost of funds of the Bank, in a low rate environment. The Bank generally pays competitive rates for its deposit base in the local market.

Interest on short-term borrowings totaled $39,006 for the three months ended June 30, 2004 as compared to $315 for the same time period in 2003 due to the new sweep product introduced during the third quarter of 2003 and Federal Home Loan Bank borrowings in 2004.

The Bank’s average net interest margin for the six months ended June 30, 2004 yielded 3.83% in comparison to the 4.41% net interest margin yield for the six months ended June 30, 2003. This is due to a faster repricing of interest earning assets than repricing of interest sensitive liabilities and a change in composition of assets.

Non-interest Income

Non-interest income totaled $935,270 for the three months ended June 30, 2004, a decrease of $26,995 or 2.8% from the three months ended June 30, 2003. Income from fiduciary activities totaled $428,076 for the three months ended June 30, 2004, an increase of $7,454 or 1.8% as compared to $420,622 for the three months ended June 30, 2003, which is attributed to an increased fee schedule and the higher market values of the trust department’s holdings upon which trust fees are based. Income from sale of non-deposit products totaled $21,822 for the three months ended June 30, 2004, as compared to $-0- for the three months ended June 30, 2003. Other deposit fees increased $47,972 or 49.1% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Service charges on deposit accounts decreased $8,505 or 5.1% for the three months ended June 30, 2004 as compared to the same time period in 2003. Gains on sales of securities totaled $-0- for the three months ending June 30, 2004 as compared to gains on sales of securities of $49,957 for the corresponding period in 2003. Gains on sales of loans totaled $-0- for the three months ending June 30, 2004 as compared to gains on sales of loans of $159,799 for the corresponding period in 2003. Other income for the three-month period ended June 30, 2004 totaled $180,202, an increase of $114,018 or 172.3%, as compared to $66,184 for the three-month period ended June 30, 2003. This variance is primarily derived from bank owned life insurance.

Non-interest Expense

Non-interest expense totaled $3,270,857 for the three months ended June 30, 2004, an increase of $167,898 or 5.4% as compared to the same time period in 2003. This increase is primarily attributed to consulting fees, software expense and fraud expenses. Salaries and benefits totaled $1,919,108 for the three months ended June 30, 2004, an increase of $18,990 or 1.0% from the same time period in 2003, due to increased staff in lending and salary increases. Occupancy expense totaled $250,989 for the three months ended June 30, 2004, as compared to the same period in 2003, a decrease of $2,147 or 0.9%, due to decreased rent expense. The costs of equipment totaled $114,585 for the three months ended June 30, 2004, a decrease of $30,258 or 20.9%, as compared to $144,843 for the same period in 2003, which is due to decreased equipment depreciation and maintenance costs. Data processing fees totaled $132,685 for the three months ended June 30, 2004, a decrease of $11,928 or 8.3% as compared to the corresponding period in 2003. Professional fees increased $53,338 or 52.0% due to higher consulting expenses in connection with the Bank’s retail banking function. Marketing and public relations decreased $2,205 or 1.7% for the three months ended June 30, 2004 as compared to the same time period in 2003 due to the timing of marketing programs. Other expenses totaled $529,196 for the three months ended June 30, 2004, an increase of $153,970 or 41.0% as compared to $375,226 for the same period in 2003, due to software expense, fraud expense and directors’ fees.

Income Taxes

The income tax provision for the three months ended June 30, 2004 totaled $220,370 in comparison to an income tax provision of $351,550 for the same time period in 2003. This reflects a decrease of taxable income combined with a lower state tax rate. The Bank established a security corporation (“BNSC”) which helped reduce the effective state tax rate.

Net Income

Net income amounted to $541,371 for the three months ended June 30, 2004 as compared to net income of $545,375 for the same period in 2003, which is a decrease of $4,004 or 0.7%. The earnings decrease is primarily due to lower gains on mortgage sales and lower gains on sales of securities as well as increased non-interest expenses, in the second quarter 2004 as compared to the corresponding period in 2003.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for credit losses through charges to earnings. Loan loss provisions of $130,000 were made during the six months ended June 30, 2004, as compared to $120,000 for the same period in 2003.

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

At June 30, 2004, the allowance for loan losses totaled $1,943,008 representing 174.4% of non-performing loans. Non-performing loans totaled $1,114,017, which represented 0.56% of total loans and mortgages held for sale. At June 30, 2003, the allowance for loan losses amounted to $2,203,061, representing 358.6% of non-performing loans. At June 30, 2003, non-performing loans totaled $614,407, which represented 0.34% of total loans and mortgages held for sale. A total of $416,778 of loans were charged-off by the Bank during the first six months of 2004 as compared to $39,714 charged off during the corresponding period in 2003. The Company had established reserves to cover the exposure of the charge off as the credits deteriorated. A total of $47,110 was recovered on previously charged-off loans during the six months ended June 30, 2004 compared to $110,197 recovered during the corresponding period of 2003. Management believes that the allowance for loan losses is adequate. Using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. The overall level of non-performing loans remains low. Accordingly, while the overall quality of the loan portfolio remains strong, management will continue to monitor economic conditions and the performance of the portfolio in order to maintain an adequate allowance for loan losses. Additionally, with expectations of the Bank to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Capital Resources

As of June 30, 2004, the Company had total capital in the amount of $26,583,389, an increase of $341,359 or 1.3% as compared with December 31, 2003.

Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of June 30, 2004, the Bank’s Tier 1 capital amounted to 6.79% of total assets. At June 30, 2004, the Bank’s ratio of risk-based capital to risk weighted assets amounted to 11.98%, which satisfies the applicable risk based capital requirements. As of December 31, 2003, the Bank’s Tier 1 capital amounted to 7.00% of average assets and risk-based capital amounted to 13.71% of total risk based assets.

Generally, bank holding companies are also required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of June 30, 2004, the Company’s Tier 1 capital amounted to 7.59% of total assets. At June 30, 2004, the Company’s ratio of risk-based capital to risk weighted assets amounted to 13.19%, which satisfies the applicable risk based capital requirements. As of December 31, 2003, the Company’s Tier 1 capital amounted to 7.78% of average assets and risk-based capital amounted to 15.02% of total risk based assets.

The capital ratios of the Company and the Bank exceed all regulatory requirements, and the Bank is considered to be “well capitalized” by their federal supervisory agencies.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to less than 1% of the investment securities portfolio at June 30, 2004; however, a minimum amount of contractual payments in the amount of $9,577,785 for the mortgage-backed securities portfolio is due within one year at June 30, 2004. Assets such as federal funds sold, mortgages held for sale, payments of mortgage-backed securities, as well as maturing loans are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

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

The Bank’s average net interest margin for the six months ended June 30, 2004 yielded 3.83% in comparison to the 4.41% net interest margin yield for the six months ended June 30, 2003. This is due to a faster repricing of interest earning assets than repricing of interest sensitive liabilities and a change in composition of assets.

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

The Company’s Asset/Liability Management Committee, comprised of the President and Chief Executive Officer of the Company, the Senior Vice President and Chief Financial Officer, the Executive Vice President and Senior Loan Officer, the Executive Vice President of Retail Banking and marketing, retail and finance officers, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity, and capital. This committee generally meets weekly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions. This Asset/Liability Management Committee reports to the ALCO Committee, which is comprised of several Directors, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer.

The Company is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders’ equity) would decrease because the Company is liability sensitive, the liabilities will re-price faster than assets. As of June 30, 2004, it is estimated that an increase in interest rates of 200 basis points (for example, an increase in the prime rate from 4.25% to 6.25%) would increase the value of net interest income by $209,118. If interest rates were to decrease, the value of net interest income would increase.

If interest rates were to decrease, net interest income would decrease because the Company has more interest-earning assets, which would re-price downward than it has interest-bearing liabilities. As a result, net interest income is instead subject to the risk of a decline in rates. Not only are there fewer interest-bearing liabilities to re-price, but many of these liabilities could not re-price much lower because the rates paid on them are already low. Accordingly, if interest rates were to decrease by 200 basis points (for example, a decrease in the prime rate from 4.25% to 2.25%) it is estimated that net interest income would decrease by $953,445.

At June 30, 2004, it was estimated that the value of the net assets of the Company would decrease by $209,118 if interest rates were to increase by 200 basis points and that the Company’s net assets would increase by $7,772,191 if interest rates were to decline by 200 basis points. The year-to-year change in these estimates is a result of increased volume in longer term assets which would lengthen the duration of the net assets of the Company.

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

During the quarter ended June 30, 2004, there were no significant changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the internal control over financial reporting subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II - Other Information

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Corporation was held on Tuesday, April 27, 2004. Stockholders voted to fix the number of directors at eleven (11), on the election of directors and to ratify the appointment of independent auditors.

The results of the votes of stockholders regarding each proposal are set forth below:

PROPOSAL 1

FIXING NUMBER OF DIRECTORS

The proposal to fix the number of directors, who shall constitute the full Board of Directors, at eleven (11) was approved in that the proposal received the affirmative vote of a majority of the shares voting.

The vote for fixing the number of directors at eleven (11) was as follows:

	“FOR”	“AGAINST”	“ABSTAIN”
Number of Votes:	1,579,328	38,113	10,101
Percentage of Shares Voted:	85.806%	2.07%	—
Percentage of Shares
Entitled to Vote:	96.975%	2.34%	—

PROPOSAL 2

ELECTION OF DIRECTORS

Each of the four nominees received in excess of a plurality of the votes cast at the meeting and were elected to serve a three-year term or until their successors are elected and qualified.

The vote for electing nominees as directors was as follows:

		For	Withholding Authority*
Richard H. Booth
	Number of Shares:	1,608,856	14,736
	Percentage of Shares Voted:	98.788%	0.904%
	Percentage of Shares Entitled to Vote:	87.41%	0.801%

		For	Withholding Authority*
Suzanne S. Gruhl
	Number of Shares:	1,511,707	106,885
	Percentage of Shares Voted:	92.82%	6.56%
	Percentage of Shares Entitled to Vote:	82.13%	5.807%

		For	Withholding Authority*
Clark R. Smith
	Number of Shares:	1,603,226	15,366
	Percentage of Shares Voted:	98.44%	0.943%
	Percentage of Shares Entitled to Vote:	87.10%	0.835%

		For	Withholding Authority*
Michael F. Tripoli
	Number of Shares:	1,529,757	57,873
	Percentage of Shares Voted:	93.93%	3.55%
	Percentage of Shares Entitled to Vote:	83.11%	3.144%

Neiland J. Douglas, Jr., Donat A. Fournier, and Mark B. Glovsky are currently serving terms on the Board of Directors, which expire at the 2005 Annual Meeting of Shareholders. John N. Fisher, Alice B. Griffin, Robert W. Luscinski and James D. Wiltshire are currently serving terms on the Board of Directors, which expire at the 2006 Annual Meeting of Shareholders.

*	“Withholding Authority” would include any “Against” or “Abstain” votes.

PROPOSAL 3

RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS

The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the Company for the year ending December 31, 2004 was approved in that the votes for such appointment exceeded the votes against such appointment.

The vote to ratify the appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the year ending December 31, 2004 was as follows:

	“FOR”	“AGAINST”	“ABSTAIN”
Number of Votes:	1,599,572	8,822	10,199
Percentage of Shares Voted:	86.91%	0.479%	—
Percentage of Shares
Entitled to Vote:	98.22%	0.542%	—

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

10.34	John L. Good, III Change of Control Contract

10.35	John L. Good, III Employment Agreement

11.0	Computation of Per Share Earnings

31.1-	Rule 13a-14(a) /15d-14(a) Certification

31.2-	Rule 13a-14(a) /15d-14(a) Certification

32.0-	Section 1350 Certifications

b.	Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2004:

1. The Company filed a Form 8-K on April 27, 2004 to report that the Company had issued a press release announcing results of the annual meeting and its earnings for the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: August 12, 2004	By:	/s/ DONAT A. FOURNIER
Donat A. Fournier
President, Chief Executive Officer

Date: August 12, 2004	By:	/s/ PETER E. SIMONSEN
Peter E. Simonsen
Treasurer, Principal Financial Officer