Form 10-Q
period 2004-09-30
BEVERLY NATIONAL CORP
filed 2004-11-10
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 2, 2004 there were 1,861,332 shares outstanding.

BEVERLY NATIONAL CORPORATION

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.
	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2004(Unaudited) and December 31, 2003	3

	Condensed Consolidated Statements of Income for the Nine And Three Months Ended September 30, 2004 and 2003 (Unaudited).	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.
	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.
	Legal Proceedings	19

Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.
	Defaults Upon Senior Securities	19

Item 4.
	Submission of Matters to a Vote of Security Holders	19

Item 5.
	Other Information	19

Item 6.
	Exhibits	19

	Signatures	20

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$18,808,602	$18,759,631
Interest bearing demand deposits with other banks	750,930	190,658
Federal funds sold	8,000,000	4,000,000

Cash and cash equivalents	27,559,532	22,950,289
Investments in available-for-sale securities(at fair value)	49,529,859	61,082,577
Investments in held-to-maturity securities	75,162,583	77,701,292
Federal Reserve Bank stock, at cost	142,500	142,500
Federal Home Loan Bank stock, at cost	1,872,400	1,041,900
Loans, net of the allowance for loan losses of $2,152,797 and $2,182,675, respectively	223,731,405	174,411,656
Mortgages held for sale	545,959	0
Premises and equipment, net	4,534,875	3,825,654
Accrued interest receivable	1,537,584	1,243,694
Other assets	9,358,651	4,775,206

Total assets	$393,975,348	$347,174,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$73,360,581	$61,442,551
Interest bearing
Regular savings	68,725,223	64,639,606
NOW accounts	72,695,390	71,862,309
Money market accounts	65,609,809	51,570,063
Time deposits	59,893,501	58,766,287

Total deposits	340,284,504	308,280,816
Securities sold under agreements to repurchase	15,129,093	9,943,208
Federal Home Loan Bank borrowings	8,000,000	0
Other liabilities	3,085,348	2,708,714

Total liabilities	366,498,945	320,932,738

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share; 2,500,000 shares authorized; issued 1,960,698 as of September 30, 2004 and 1,944,879 as of December 31, 2003; outstanding 1,849,043 shares as of September 30, 2004 and 1,832,094 shares as of December 31, 2003	4,901,745	4,862,198
Paid-in Capital	6,472,152	6,280,618
Retained earnings	17,650,268	17,073,858
Treasury stock, at cost (111,655 shares as of September 30, 2004 and 112,785 as of December 31, 2003)	(1,512,161)	(1,527,461)
Accumulated other comprehensive loss	(35,601)	(447,183)

Total stockholders’ equity	27,476,403	26,242,030

Total liabilities and stockholders’ equity	$393,975,348	$347,174,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

INTEREST INCOME:
Interest and fees on loans	$8,408,498	$9,204,700	$3,128,509	$2,941,141
Interest and dividends on investment securities:
Taxable	3,066,942	1,964,759	1,078,922	718,207
Tax-exempt	52,056	26,007	18,081	8,975
Dividends on marketable equity securities	8,703	11,757	2,169	4,000
Other interest	61,858	163,393	19,638	54,885

Total interest and dividend income	11,598,057	11,370,616	4,247,319	3,727,208

INTEREST EXPENSE:
Interest on deposits	1,709,356	2,201,770	594,500	645,800
Interest on short-term borrowings	164,282	11,496	91,901	11,181

Total interest expense	1,873,638	2,213,266	686,401	656,981

Net interest and dividend income	9,724,419	9,157,350	3,560,918	3,070,227

Provision for loan losses	320,000	120,000	190,000	0

Net interest and dividend income after provision for loan losses	9,404,419	9,037,350	3,370,918	3,070,227

NON-INTEREST INCOME:
Income from fiduciary activities	1,255,263	1,154,842	414,869	371,774
Fees from sale of non-deposit products	77,859	0	56,037	0
Service charges on deposit accounts	466,562	491,592	152,287	165,434
Other deposit fees	425,248	294,702	157,154	95,957
Gains on sales of available-for-sale securities, net	73,811	247,982	14,359	27,379
Gains on sales of loans, net	54,182	329,301	25,973	22,447
Other income (expense)	528,880	158,980	180,592	(38,643)

Total non-interest income	2,881,805	2,677,399	1,001,271	644,348

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,885,901	5,374,071	2,080,081	1,643,989
Occupancy expense	785,227	776,378	264,770	251,756
Equipment expense	339,290	416,761	114,162	124,492
Data processing fees	422,056	414,509	142,320	136,906
Marketing and public relations	334,036	344,700	130,655	104,715
Stationery and supplies	159,574	172,025	58,803	66,121
Professional fees	436,282	312,965	128,296	134,015
Other expense	1,537,110	1,124,817	496,818	350,312

Total non-interest expense	9,899,476	8,936,226	3,415,905	2,812,306

Income before income taxes	2,386,748	2,778,523	956,284	902,269
Income taxes	705,582	1,070,596	299,200	343,500

Net Income	$1,681,166	$1,707,927	$657,084	$558,769

Earnings per share:

Weighted average shares outstanding	1,841,870	1,809,346	1,848,408	1,816,696

Weighted average diluted shares outstanding	1,922,340	1,900,590	1,925,294	1,911,348

Earnings per common share	$0.91	$0.94	$0.35	$0.30
Earnings per common share, assuming dilution	$0.87	$0.90	$0.34	$0.29
Dividends per share	$0.60	$0.60	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	9/30/2004	9/30/2003
Net income	$1,681,166	$1,707,927

Adjustments to reconcile net income to cash (used in) provided by operating activities:

Increase in mortgages held for sale	(545,959)	(9,053,446)
Decrease in mortgage servicing rights	40,037	64,086
Depreciation expense	448,224	514,225
Stock award	12,500	0
Gain on sales of securities	(73,811)	(247,982)
Provision for loan losses	320,000	120,000
Increase in interest receivable	(293,890)	(150,902)
Decrease (increase) in interest payable	43,508	(43,044)
Decrease in accrued expenses	336,269	17,586
(Increase) decrease in prepaid expenses	(39,906)	81,573
Increase (decrease) in other liabilities	2,485	(31,194)
(Increase) decrease in other assets	(5,496)	621,586
Increase in cash surrender value of life insurance	(158,172)	0
Decrease in RABBI Trust trading securities	83,538	37,075
Amortization expense of investment securities	640,884	498,535
Accretion income of investment securities	(54,108)	(14,137)
Change in deferred loan costs, net	(94,096)	34,444
Increase in taxes payable	85,710	0

Total adjustments	747,717	(7,551,595)

Net cash provided by operating activities	2,428,883	(5,843,668)

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

(Continued)

	9/30/2004	9/30/2003
Cash flows from investing activities:
Purchases of available-for-sale securities	(20,987,328)	(79,130,367)
Proceeds from sales of available-for-sale securities	12,531,208	13,875,547
Proceeds from maturities of available-for-sale securities	20,268,542	47,456,691
Purchases of held-to-maturity securities	(10,634,939)	(30,794,954)
Proceeds from maturities of held-to-maturity securities	13,097,752	105,000
Purchases of Federal Home Loan Bank stock	(830,500)	(297,100)
Loan originations and principal collections, net	(49,617,775)	21,667,064
Recoveries of loans previously charged off	72,121	119,327
Capital expenditures	(1,157,445)	(68,081)
Purchase of life insurance policies	(4,788,636)	(1,000,000)

Net cash used in investing activities	(42,047,000)	(28,066,873)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market & savings accounts	30,876,474	20,638,538
Net increase in time deposits	1,127,214	2,852,980
Increase in securities sold under agreements to repurchase	5,185,885	10,972,732
Purchase of term Federal Home Loan Bank borrowings	8,000,000	0
Proceeds from exercise of stock options	134,014	213,861
Proceeds from issuance of treasury stock	8,530	85,979
Dividends paid	(1,104,757)	(1,085,017)

Net cash provided by financing activities	44,227,360	33,679,073

Net increase in cash and cash equivalents	4,609,243	(231,468)
Cash and cash equivalents beginning of year	22,950,289	50,381,665

Cash and cash equivalents at September 30:	$27,559,532	$50,150,197

Supplemental disclosures:
Mortgages held-for-sale transferred to loans	$1,885,282	$3,974,001
Interest paid	$1,830,130	$2,256,311
Income taxes paid	$619,872	$601,473

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

SFAS No. 149 (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company’s consolidated financial statements on adoption of this Statement.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106” (“SFAS No. 132 (revised 2003)”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”) “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

5.	STOCK BASED COMPENSATION

At September 30, 2004, the Company has four stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$1,681,166	$1,707,927	$657,084	$558,769

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, Net of related tax effects	35,919	35,181	11,973	11,727

Pro forma net income	$1,645,247	$1,672,746	$645,111	$547,042

Earnings per share:
Basic – as reported	$.91	$.94	$.35	$.30
Basic – pro forma	$.89	$.92	$.35	$.30
Diluted – as reported	$.87	$.90	$.34	$.29
Diluted – pro forma	$.86	$.88	$.34	$.29

6.	PENSION BENEFITS

The following summarizes the net periodic cost for the nine months and three months ended September 30:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Service cost	$230,654	$221,743	$76,885	$73,914
Interest cost	389,993	372,574	129,997	124,191
Expected return on plan assets	(384,113)	(221,743)	(128,038)	(17,259)
Amortization of transition obligation	41,233	41,233	13,745	13,745
Recognized net actuarial loss	0	29,571	0	9,857
Amortization of transition asset	0	(12,544)	0	(4,181)

Net periodic benefit cost	$277,767	$430,834	$92,589	$200,267

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, which are contained in the Form 10-K for the period then ended, that it expected pension plan contributions to be $400,000 in 2004. The actual contribution to the pension plan was $293,258. There may be additional contributions to the pension plan in 2004, but it is undetermined at present.

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

Summary

Net interest and dividend income after provision for loan losses increased $367,069 and non-interest income increased $204,406 during the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003. However, non-interest expense increased $963,250 compared to the corresponding period in 2003. This increase was partially offset by reduced income tax expense which decreased $365,014 compared to the corresponding period in 2003. As a result, the Company’s net income for the nine months ended September 30, 2004, was $1,681,166, as compared to net income of $1,707,927 for the nine month period ended September 30, 2003. This is a decrease of $26,761 or 1.6%. Basic earnings per share totaled $.91 for the nine months ended September 30, 2004, as compared to earnings per share of $.94 for the nine months ended September 30, 2003. On a fully diluted basis, earnings per share for the first nine months of 2004 amounted to $.87 as compared with $.90 for the same period in 2003. The Company declared and paid quarterly dividends of $.20 in January, April and July 2004 totaling $.60 per share, which was the same as the amount paid for the comparable period in 2003.

During the first nine months of 2004, the Company’s total assets grew $46,800,580 and amounted to $393,975,348 at September 30, 2004. Federal funds sold increased $4,000,000 or 100.0% from December 31, 2003, and investment securities decreased $13,260,927 or 9.5% compared to December 31, 2003. For the first nine months of 2004 as compared to December 31, 2003 net loans increased $49,319,749 or 28.3% due to the increased size of the Bank’s lending staff and expanded marketing efforts. The Bank purchased $4.8 million in bank owned life insurance during 2004.

Deposits increased $32,003,688 or 10.4% during the first nine months of 2004, to $340,284,504 at September 30, 2004. This growth is a result of expanding the base of core deposits and increased deposit activity associated with the trust department. Non-interest bearing deposits increased from $61,442,551 at December 31, 2003 to $73,360,581 at September 30, 2004. A sweep product, which is reported as securities sold under agreements to repurchase, was introduced during the third quarter of 2003. The balance of these borrowings increased from $9,943,208 at December 31, 2003 to $15,129,093 at September 30, 2004. Federal Home Loan Bank borrowings totaled $8,000,000 at September 30, 2004 versus $-0- at December 31, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004

AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Net Interest and Dividend Income

Net interest and dividend income after provision for loan losses for the nine months ended September 30, 2004 totaled $9,404,419, representing an increase of $367,069 or 4.1% from the same period in 2003. Total interest and dividend income equaled $11,598,057 for the nine months ended September 30, 2004, representing an increase of $227,441 or 2.0% from the same period in 2003. Loan income for the nine months ended September 30, 2004, totaled $8,408,498, representing a decrease of $796,202 or 8.7% from the same period in 2003. Such decrease reflects the re-pricing of the loan portfolio in a low interest rate environment. Interest and dividends on taxable securities for the nine months ended September 30, 2004 totaled $3,066,942, an increase of $1,102,183 or 56.1% from the same period in 2003, and is attributable to a higher volume of investment balances. Other interest earned, including Federal Funds Sold, decreased $101,535 or 62.1% for the nine months ended September 30, 2004 when compared to the same time period in 2003 due to the lower volume of short term investments.

Deposit interest expense equaled $1,709,356 for the nine months ended September 30, 2004, a decrease of $492,414 or 22.4% as compared to the same period in 2003, reflecting the current strategy of managing the cost of funds of the Bank in the current rate environment. The Bank generally pays competitive rates for its deposit base in the local market.

Interest on short-term borrowings totaled $164,282 for the nine months ended September 30, 2004 as compared to $11,496 for the same time period in 2003 primarily due to a new sweep product and the Federal Home Loan Bank borrowings in 2004.

The Bank’s average net interest margin for the nine months ended September 30, 2004 yielded 3.88% in comparison to the 4.16% net interest margin yield for the nine months ended September 30, 2003. This is due to a faster re-pricing of interest earning assets than re-pricing of interest sensitive liabilities and a change in composition of assets.

Non-interest Income

Non-interest income totaled $2,881,805 for the nine months ended September 30, 2004, an increase of $204,406 or 7.6% from the nine months ended September 30, 2003. Income from fiduciary activities totaled $1,255,263 for the nine months ended September 30, 2004, an increase of $100,421 or 8.7% as compared to $1,154,842 for the nine months ended September 30, 2003. This increase is attributed to an increased fee schedule and the higher market values of the trust department’s holdings upon which trust fees are based. Income from sale of non-deposit products totaled $77,859 for the nine months ended September 30, 2004, as compared to $-0- for the nine months ended September 30, 2003. This increase is due to the introduction of a new product line. Service charges on deposit accounts decreased $25,030 or 5.1% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Other deposit fees increased $130,546 or 44.3% for the nine months ended September 30, 2004 as compared to the same time period in 2003. Gains on sales of securities totaled $73,811 for the nine months ending September 30, 2004 as compared to gains on sales of securities of $247,982 for the corresponding period in 2003. Gains on sales of loans totaled $54,182 for the nine months ended September 30, 2004 as compared to gains on sales of loans of $329,301 for the corresponding period in 2003. This variance is primarily due to higher sales of mortgages in 2003 in comparison to 2004. Other income for the nine-month period ended September 30, 2004 totaled $528,880, an increase of $369,900 or 232.7%, as compared to $158,980 for the nine-month period ended September 30, 2003. This variance is primarily due to the earnings derived from bank owned life insurance in 2004.

Non-interest Expense

Non-interest expense totaled $9,899,476 for the nine months ended September 30, 2004, an increase of $963,250 or 10.8% as compared to the same time period in 2003. This increase is primarily attributed to salaries, directors fees, consulting fees, software expense and check fraud expenses. Salaries and benefits totaled $5,885,901 for the nine months ended September 30, 2004, an increase of $511,830 or 9.5% from the same time period in 2003, due to increased staff in lending and introduction of a formal incentive plan. The costs of equipment totaled $339,290 for the nine months ended September 30, 2004, a decrease of $77,471 or 18.6%, as compared to $416,761 for the same period in 2003, which is due to decreased equipment depreciation and maintenance costs. Professional fees increased $123,317 or 39.4% due to higher consulting expenses in connection with the Bank’s retail banking function. Other expenses totaled $1,537,110 for the nine months ended September 30, 2004, an increase of $412,293 or 36.7% as compared to $1,124,817 for the same period in 2003, due to insurance expense, software expense, check fraud expense, directors’ fees and a lower return on investments funding certain non-qualified supplemental executive retirement plans.

Income Taxes

The income tax provision for the nine months ended September 30, 2004 totaled $705,582 in comparison to an income tax provision of $1,070,596 for the same time period in 2003. This is a result of decreased taxable income combined with a lowered state tax rate. The Bank established a security corporation, “to hold investment securities, BNSC” which helped reduce the effective state tax rate.

Net Income

Net income amounted to $1,681,166 for the nine months ended September 30, 2004 as compared to net income of $1,707,927 for the same period in 2003, which is a decrease of $26,761 or 1.6%. The earnings decrease is primarily due to increased non-interest expense, as well as lower gains on mortgage sales and lower gains on sales of securities, in the first nine months of 2004 as compared to the corresponding period in 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2004

AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net Interest and Dividend Income

Net interest and dividend income after provision for loan losses for the three months ended September 30, 2004 totaled $3,370,918, representing an increase of $300,691 or 9.8% from the same period in 2003. Total interest and dividend income equaled $4,247,319 for the three months ended September 30, 2004, representing an increase of $520,111 or 14.0% from the same period in 2003. Loan income for the three months ended September 30, 2004, totaled $3,128,509, an increase of $187,368 or 6.4% from the same period in 2003 reflecting the higher loan volume and re-pricing of the portfolio in a low interest rate environment. Interest and dividends on taxable securities for the three months ended September 30, 2004 totaled $1,078,922, an increase of $360,715 or 50.2% from the same period in 2003, and is attributable to a higher volume of investment balances in a low interest rate environment. The other interest earned, including Federal Funds Sold, decreased $35,247 or 64.2% for the three months ended September 30, 2004 when compared to the same time period in 2003 due to a low interest rate environment and the lower volume of short term investments.

Deposit interest expense equaled $594,500 for the three months ended September 30, 2004, a decrease of $51,300 or 7.9% as compared to the same period in 2003, reflecting the current strategy of managing the cost of funds of the Bank in the current rate environment. The Bank generally pays competitive rates for its deposit base in the local market.

Interest on short-term borrowings totaled $91,901 for the three months ended September 30, 2004 as compared to $11,181 for the same time period in 2003 due to a sweep product introduced during the third quarter of 2003 and Federal Home Loan Bank borrowings in 2004.

Non-interest Income

Non-interest income totaled $1,001,271 for the three months ended September 30, 2004, an increase of $356,923 or 55.4% from the three months ended September 30, 2003. Income from fiduciary activities totaled $414,869 for the three months ended September 30, 2004, an increase of $43,095 or 11.6% as compared to $371,774 for the three months ended September 30, 2003, which is attributed to an increased fee schedule and the higher market values of the trust department’s holdings upon which trust fees are based. Income from sale of non-deposit products such as insurance and securities sold through third-party network arrangements, totaled $56,037 for the three months ended September 30, 2004, as compared to $-0- for the three months ended September 30, 2003. Service charges on deposit accounts decreased $13,147 or 8.0% for the three months ended September 30, 2004 as compared to the same time period in 2003. Other deposit fees increased $61,197 or 63.8% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to per unit fee increases in 2004. Gains on sales of securities totaled $14,359 for the three months ending September 30, 2004 as compared to gains on sales of securities of $27,379 for the corresponding period in 2003. Other income for the three-month period ended September 30, 2004 totaled $180,592, an increase of $219,235 or 567.3%, as compared to a net other expense of $38,643 for the three-month period ended September 30, 2003. This variance is primarily due to earnings derived from bank owned life insurance.

Non-interest Expense

Non-interest expense totaled $3,415,905 for the three months ended September 30, 2004, an increase of $603,599 or 21.5% as compared to the same time period in 2003. This increase is primarily attributed to the increase in salary and benefits as well as other expenses including insurance expense, software expense, check fraud expense, directors’ fees and lower return on investments funding certain non-qualified supplemental executive retirement plans. Salaries and benefits totaled $2,080,081 for the three months ended September 30, 2004, an increase of $436,092 or 26.5% from the same time period in 2003, due to increased staff in lending, salary increases and a formal introduction of an incentive plan. The costs of equipment totaled $114,162 for the three months ended September 30, 2004, a decrease of $10,330 or 8.3%, as compared to $124,492 for the same period in 2003, which is due to decreased equipment depreciation and maintenance costs. Marketing and public relations expense increased $25,940 or 24.8% for the three months ended September 30, 2004 as compared to the same time period in 2003 due to the timing of marketing programs. Other expenses totaled $496,818 for the three months ended September 30, 2004, an increase of $146,506 or 41.8% as compared to $350,312 for the same period in 2003, due to insurance expense, software expense, check fraud expense, directors’ fees and a lower return on investments funding certain non-qualified supplemental executive retirement plans.

Income Taxes

The income tax provision for the three months ended September 30, 2004 totaled $299,200 in comparison to an income tax provision of $343,500 for the same time period in 2003. Although taxable income increased, it was offset by a lower state tax rate. The Bank established BNSC to hold investment securities, which helped reduce the effective state tax rate.

Net Income

Net income amounted to $657,084 for the three months ended September 30, 2004 as compared to net income of $558,769 for the same period in 2003, which is an increase of $98,315 or 17.6%. The earnings increase is primarily due to a stronger net interest income and stronger non-interest income from wealth management, non-deposit fees and bank owned life insurance, in the third quarter 2004 as compared to the corresponding period in 2003.

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

Loan loss provisions of $320,000 were made during the nine months ended September 30, 2004, as compared to $120,000 for the same period in 2003. At September 30, 2004, the allowance for loan losses totaled $2,152,797 representing 203.5% of non-performing loans. Non-performing loans totaled $1,058,099, which represented 0.47% of total loans, including mortgages held for sale. At September 30, 2003, the allowance for loan losses amounted to $2,207,196, representing 352.2% of non-performing loans. At September 30, 2003, non-performing loans totaled $626,627, which represented 0.34% of total loans, including mortgages held for sale. While non-performing loans increased in 2004, the ratio of non-performing loans to total loans remained low by industry standards. A total of $421,999 of loans were charged-off by the Bank during the first nine months of 2004 as compared to $44,709 charged off during the corresponding period in 2003. The Company had established reserves to cover the exposure of the charge off as the credits deteriorated. A total of $72,121 was recovered on previously charged-off loans during the nine months ended September 30, 2004 compared to $119,327 recovered during the corresponding period of 2003. The allowance for loan losses to loans is .95% at September 30, 2004 as compared to 1.24% at December 31, 2003. Management believes that the allowance for loan losses is adequate. Using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. The overall level of non-performing loans remains low. Accordingly, while the overall quality of the loan portfolio remains strong, management will continue to monitor economic conditions and the performance of the portfolio in order to maintain an adequate allowance for loan losses. Additionally, with expectations of the Bank to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Capital Resources

As of September 30, 2004, the Company had total capital in the amount of $27,476,403, an increase of $1,234,373 or 4.7% as compared with December 31, 2003.

Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of September 30, 2004, the Bank’s Tier 1 capital amounted to 6.49% of total assets. At September 30, 2004, the Bank’s ratio of risk-based capital to risk weighted assets amounted to 10.80%, which satisfies the applicable risk based capital requirements. As of December 31, 2003, the Bank’s Tier 1 capital amounted to 7.00% of average assets and risk-based capital amounted to 13.71% of total risk based assets.

Generally, bank holding companies are also required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of September 30, 2004, the Company’s Tier 1 capital amounted to 7.27% of total assets. At September 30, 2004, the Company’s ratio of risk-based capital to risk weighted assets amounted to 12.00%, which satisfies the applicable risk based capital requirements. As of December 31, 2003, the Company’s Tier 1 capital amounted to 7.78% of average assets and risk-based capital amounted to 15.02% of total risk based assets.

The capital ratios of the Company and the Bank exceed all regulatory requirements, and the Bank and the Company are considered to be “well capitalized” by their federal supervisory agencies.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to $5,747,209 of the investment securities portfolio at September 30, 2004; additionally, a minimum amount of contractual payments in the amount of $12,371,142 for the mortgage-backed securities portfolio is due within one year at September 30, 2004. Assets such as federal funds sold, mortgages held for sale, payments of mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

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

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company’s and Bank’s business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;

(b)	changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses and increased capital requirements;

(c)	increased competition from other financial and non-financial institutions;

(d)	the impact of technological advances; and

(e)	other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

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

The Bank’s average net interest margin for the nine months ended September 30, 2004 yielded 3.88% in comparison to the 4.16% net interest margin yield for the nine months ended September 30, 2003. This is due to a faster re-pricing of interest earning assets than re-pricing of interest sensitive liabilities in an increasing interest rate environment and a change in composition of assets.

Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

The Company’s Asset/Liability Management Committee, comprised of the President and Chief Executive Officer of the Company, the Senior Vice President and Chief Financial Officer, the Executive Vice President and Senior Loan Officer, the Executive Vice President of Retail Banking, and marketing, retail and finance officers, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity, and capital. This committee generally meets weekly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions. This Asset/Liability Management Committee reports to the Board’s ALCO Committee, which is comprised of several Directors, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer.

The Company is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders’ equity) would (decrease) because the Company is liability sensitive, the liabilities will re-price faster than assets. As of September 30, 2004, it is estimated that an increase in interest rates of 200 basis points (for example, an increase in the prime rate from 4.75% to 6.75%) would (decrease) the value of net interest income by $330,902.

If interest rates were to decrease, net interest income would decrease because the Company has more interest-earning assets, which would re-price downward than it has interest-bearing liabilities. As a result, net interest income is instead subject to the risk of a decline in rates. Not only are there fewer interest-bearing liabilities to re-price, but many of these liabilities could not re-price much lower because the rates paid on them are already low. Accordingly, if interest rates were to decrease by 100 basis points (for example, a decrease in the prime rate from 4.75% to 3.75%) it is estimated that net interest income would (decrease) by $151,391.

At September 30, 2004, it was estimated that the value of the net assets of the Company would decrease by $426,444 if interest rates were to increase by 200 basis points and that the Company’s net assets would increase by $2,749,698 if interest rates were to decline by 100 basis points. The year-to-year change in these estimates is a result of increased volume in longer term assets which would lengthen the duration of the net assets of the Company and the value of the core deposit liabilities.

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

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2004, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Therefore, no corrective actions were taken.

PART II - Other Information

Item 1.	Legal Proceedings	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits

11.0 Computation of Per Share Earnings

31.1 - Rule 13a-14(a)/15d-14(a) Certification

31.2 - Rule 13a-14(a)/15d-14(a) Certification

32.0 - Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: November 10, 2004	By:	/s/ Donat A. Fournier
Donat A. Fournier
President, Chief Executive Officer

Date: November 10, 2004	By:	/s/ Peter E. Simonsen
Peter E. Simonsen
Treasurer, Principal Financial Officer