Form 10-K
period 2004-12-31
BEVERLY NATIONAL CORP
filed 2005-03-29
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 33-22224-B

Beverly National Corporation

(Exact name of registrant as specified in its charter)

A Massachusetts Corporation	04-2832201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Cabot Street, Beverly, Massachusetts	0l9l5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (978) 922-2l00

Securities registered pursuant to Section l2 (b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to l2 (g) of the Act:

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

Yes  ☐    No  ☒

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity is $42,217,800.

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 1,868,062 shares were outstanding as of March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Part III

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

PART I

ITEM 1.	BUSINESS

Beverly National Corporation, a Massachusetts corporation (the “Company” or the “Holding Company”), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Holding Company has one banking subsidiary, Beverly National Bank (the “Bank”). The principal executive office of the Company is located at 240 Cabot Street, Beverly, Massachusetts 01915, and the telephone number is (978) 922-2100.

Beverly National Corporation was incorporated in 1984 and became the bank holding company for Beverly National Bank in 1985. The historical roots of the Company run deep. Beverly National Bank became a national banking association on March 16, 1865, making it one of the oldest national banks in the United States. From 1802 until the creation of a national banking system in 1865, the Bank operated as a state chartered bank. The Bank is believed to be the oldest community bank and the third oldest bank still operating in the United States.

During recent years, the Company has experienced sustained growth in both the Company’s equity and its base of earning assets. This growth results from the consolidation of several competitors within the region, favorable economic conditions in the Bank’s market area and the Bank’s success in responding to such opportunities.

The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits and the making of commercial, real estate, installment and other loans. The Bank also offers a full range of trust services, financial planning, Internet banking, official checks, traveler’s checks, safe deposit boxes, automatic teller machines and customary banking services to its customers. The Bank has two (2) subsidiaries: Hannah Insurance Agency, which sold annuities, life, long term and disability insurance; and Beverly National Security Corporation, which was established for the exclusive purpose of buying, selling or holding securities.

Cabot Street Realty Trust, which previously operated as a subsidiary of the Company was merged into the Company on December 31, 2004. The activity of Cabot Street Realty Trust was limited to holding real estate used principally by the Company.

The business of the Bank is not significantly affected by seasonal factors.

In the last five years the Bank derived its operating income from the following sources:

	% of Operating Income
	2004	2003	2002	2001	2000
Interest and fees on loans	58%	64%	66%	67%	67%
Interest and dividends on securities and federal funds sold	21	17	15	18	19
Charges, fees and other sources	21	19	19	15	14

	100%	100%	100%	100%	100%

Competition

In Massachusetts generally, and in the Bank’s Primary Service Area, there is significant competition in the commercial banking industry. In addition to the commercial banks, Beverly National competes with other financial institutions such as savings Banks, savings and loan associations, credit unions, and mortgage companies in generating deposits and extending credit.

All of the offices of the Company and the Bank are located within a market area, which embraces the North Shore Region. The Region is comprised of Beverly and 18 surrounding communities proximate to Beverly. As of June 30, 2004, the Region included 152 banking and credit union offices with recorded deposits of $7.509 billion. Of the 152 offices, 14 were operated by credit unions reporting $282.0 million in deposits, while 24 banking institutions with deposits of $7.227 billion operated the remaining 138 offices.

During the past 5 years the following major changes have been experienced in the Region’s banking industry:

(1) BankNorth acquired Ipswich Savings, Warren Five, Gloucester Bank and Trust, Family Bank, and Boston Federal Savings;

(2) Toronto Dominion Bank acquired BankNorth;

(3) Fleet Bank acquired BankBoston, which had earlier acquired BayBank;

(4) Bank of America acquired Fleet Bank; and

(5) Numerous Fleet offices were either closed or divested to Sovereign Bank, Citizens Bank, and other regional banking institutions.

The magnitude of these changes has served to perpetuate a high degree of instability within the Region’s banking industry.

As of June 30, 2004, the Bank held 4.2% of the deposits in the Region and maintained 8 offices. The Bank’s ninth office was opened in November 2004. Two of the Bank’s 9 offices are limited service branch facilities located within educational institutions. Of the Region’s 152 offices, recording $7.509 billion in deposits, Citizens, Sovereign, Bank of America, and BankNorth account for 29.0% of the market. In addition, Eastern Bank and Salem Five have absorbed 26.1 % of the market. Each of these institutions maintains the resources, products and delivery channels that well exceed those of Beverly National Corporation within the Greater North Shore Region.

Despite the magnitude of this competition, the Bank has achieved a very favorable market position in those communities in which it is based. In this regard, as of June 30, 2004, the Beverly National Bank operated 8 offices within the communities of Beverly, Hamilton, Manchester, and Topsfield. The Bank’s 22.7 percent of market share represented the largest market share among the 13 banking institutions and credit unions which operate a total of 36 branch banking offices and 3 credit unions offices within these 4 communities. In November of 2004, the Bank opened a new branch office in Danvers on High Street. Deposit data for all banking offices and credit unions has not been recorded from July 1, 2004 – December 31, 2004 within the 5 communities currently containing a branch office of Beverly National Bank.

The Bank’s resources and favorable reputation as a community based financial institution has facilitated its ability to attract and retain customers in the local areas in which it operates. This positive reputation has also enabled the Bank to broaden its outreach into the larger North Shore Region and to service its customers that have expanded their business operations throughout this Region.

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

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 provides bank holding companies, banks, securities firms, insurance companies and investment management firms the option of engaging in a broad range of financial and related activities by opting to become a “financial holding company.” These holding companies are subject to oversight by the Federal Reserve Board, in addition to the regulatory agencies. Under the financial holding company structure, financial holding companies have a less-restricted ability to purchase or establish non-bank subsidiaries which are financial in nature or which engage in activities that are incidental or complementary to a financial activity. Additionally, securities and insurance firms are now generally permitted to purchase full-service banks.

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

In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified non-audit services contemporaneously with a mandatory audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

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

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

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

The terrorist attacks in September 2001 have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced record keeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

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

Employees

The Company and the Bank employ 137 officers and employees, of which 107 are full time.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential

The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended December 31, 2004, 2003 and 2002. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis.

	2004
	Average Balance	Interest Inc./Exp.	Yield/ Rate
ASSETS
Federal funds sold	$7,139,668	$83,595	1.17%
Investments (1)	126,132,771	4,231,445	3.35%
Loans, net of unearned income (1,2,3)	202,609,261	11,822,230	5.83%

Total earning assets	335,881,700	16,137,270	4.80%

Other non interest-earning assets	30,410,218

Total average assets	$366,291,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$67,501,297	361,001	0.53%
NOW accounts	65,647,354	150,064	0.23%
Money market accounts	58,429,587	533,526	0.91%
Time deposits $100,000 and over	11,625,888	226,321	1.95%
Other time deposits	48,585,421	1,103,739	2.27%
Short term borrowings	17,394,793	219,188	1.26%

Total interest-bearing liabilities	269,184,340	2,593,839	0.96%

Non interest-bearing deposits	66,997,964
Other non interest-bearing liabilities	3,285,012
Stockholders’ equity	26,824,602

Total average liabilities and stockholders’ equity	$366,291,918

Net interest income		$13,543,431

Net yield on interest-earning assets			4.03%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $145,123. A federal tax rate of 34% was used in performing this calculation.

(2)	Includes loan fees of $281,368.

(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential (Continued)

	2003
	Average Balance	Interest Inc./Exp.	Yield/ Rate
ASSETS
Federal funds sold	$21,179,726	$210,446	0.99%
Investments (1)	89,048,487	2,936,260	3.30%
Loans, net of unearned income (1,2,3)	183,108,057	11,943,225	6.52%

Total earning assets	293,336,270	15,089,931	5.14%

Other non interest-earning assets	32,033,631

Total average assets	$325,369,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$65,510,956	531,290	0.81%
NOW accounts	62,796,283	273,280	0.44%
Money market accounts	45,170,405	464,852	1.03%
Time deposits $100,000 and over	9,269,876	232,382	2.51%
Other time deposits	48,874,538	1,285,034	2.63%
Short term borrowings	3,694,247	36,933	1.00%

Total interest-bearing liabilities	235,316,305	2,823,771	1.20%

Non interest-bearing deposits	61,214,238
Other non interest-bearing liabilities	3,279,654
Stockholders’ equity	25,559,704

Total average liabilities and stockholders’ equity	$325,369,901

Net interest income		$12,266,160

Net yield on interest-earning assets			4.18%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $143,403. A federal tax rate of 34% was used in performing this calculation.

(2)	Includes loan fees of $337,845.

(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential (Continued)

	2002
	Average Balance	Interest Inc./Exp.	Yield/ Rate
ASSETS
Federal funds sold	$24,310,411	$356,621	1.47%
Investments (1)	61,228,422	2,860,319	4.67%
Loans, net of unearned income (1,2,3)	187,930,320	13,752,598	7.32%

Total earning assets	273,469,153	16,969,538	6.21%

Other non interest-earning assets	29,247,154

Total average assets	$302,716,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$62,811,458	900,309	1.43%
NOW accounts	54,832,795	411,729	0.75%
Money market accounts	38,762,971	661,724	1.71%
Time deposits $100,000 and over	10,171,093	378,427	3.72%
Other time deposits	51,526,171	1,984,306	3.85%
Short term borrowings	0	0	N/A

Total interest-bearing liabilities	218,104,488	4,336,495	1.99%

Non interest-bearing deposits	57,136,552
Other non interest-bearing liabilities	3,129,878
Stockholders’ equity	24,345,389

Total average liabilities and stockholders’ equity	$302,716,307

Net interest income		$12,633,043

Net yield on interest-earning assets			4.62%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $143,573. A federal tax rate of 34% was used in performing this calculation.

(2)	Includes loan fees of $274,145.

(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential (Continued)

The following tables show, for the periods indicated, the dollar amount of changes in interest income and interest expense resulting from changes in volume and interest rates.

	2004 compared to 2003 Due to a change in:
	Volume(1)	Rate(1)	Total
Interest income from:
Federal funds sold	$(139,505)	$12,654	$(126,851)
Investments	1,222,806	72,379	1,295,185
Loans, net of unearned income	1,271,967	(1,392,962)	(120,995)

Total	2,355,268	(1,307,929)	1,047,339

Interest expense on:
Savings deposits	16,143	(186,432)	(170,289)
NOW accounts	12,407	(135,623)	(123,216)
Money market accounts	136,451	(67,777)	68,674
Time deposits $100,000 and over	59,062	(65,123)	(6,061)
Other time deposits	(7,602)	(173,693)	(181,295)
Short term borrowings	136,971	45,284	182,255

Total	353,432	(583,364)	(229,932)

Net interest income	$2,001,836	$(724,565)	$1,277,271

	2003 compared to 2002 Due to a change in:
	Volume(1)	Rate(1)	Total
Interest income from:
Federal funds sold	$(45,926)	$(100,249)	$(146,175)
Investments	1,299,629	(1,223,688)	75,941
Loans, net of unearned income	(352,890)	(1,456,483)	(1,809,373)

Total	900,813	(2,780,420)	(1,879,607)

Interest expense on:
Savings deposits	38,694	(407,713)	(369,019)
NOW accounts	59,795	(198,244)	(138,449)
Money market accounts	109,382	(306,254)	(196,872)
Time deposits $100,000 and over	(33,531)	(112,514)	(146,045)
Other time deposits	(102,116)	(597,156)	(699,272)
Short term borrowings	0	36,933	36,933

Total	72,224	(1,584,948)	(1,512,724)

Net interest income	$828,589	$(1,195,472)	$(366,883)

(1)	The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

Investment Portfolio

The following table indicates the carrying value of the Company’s consolidated investment portfolio at December 31, 2004, 2003 and 2002:

	2004 Carrying Value	2003 Carrying Value	2002 Carrying Value
Investments Held-to-Maturity:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$38,011,806	$43,775,027	$-0-
Mortgage-backed securities	30,268,848	31,489,015	-0-
Obligations of states and political subdivisions	1,932,265	1,937,250	546,308
Other debt securities	500,000	500,000	500,000

	$70,712,919	$77,701,292	$1,046,308

Federal Reserve Bank Stock	$142,500	$142,500	$97,500

Federal Home Loan Bank Stock	$1,872,400	$1,041,900	$744,800

Investments Available-for-Sale	$44,116,115	$61,082,577	$54,969,100

The following table shows the maturities, amortized cost basis and weighted average yields of the Company’s consolidated investments in held-to-maturity and available-for-sale debt securities at December 31, 2004. The yields on state and municipal securities are presented on a tax equivalent basis. A federal tax rate of 34% was used in performing this calculation. *

(Dollars in Thousands)	Within one year		After one but within five years		After five but within ten years		After ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Maturing:
U.S. Govt. & agency obligations	$0		$48,043	3.50%	$966	4.85%	$0
Mortgage backed securities	0		13,673	3.36%	49,364	3.96%	0
State and political subdivisions	0		441	4.83%	1,490	3.40%	0
Other securities	100	7.15%	400	4.05%	0		0

Total	$100	7.15%	$62,557	3.48%	$51,820	3.96%	$0

*	Federal Reserve Bank Stock and FHLB Stock are not included.

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

(In Thousands)	2004	2003	2002	2001	2000
Loans, non-accrual	$529	$1,007	$575	$337	$415
Loans past due 90 days or more and still accruing	0	0	1	0	0

Total	$529	$1,007	$576	$337	$415

The amount of interest income recorded during 2004, 2003, 2002, 2001 and 2000 on non-accrual loans and restructured loans outstanding at December 31, amounted to $13,381 in 2004, $30,765 in 2003, $23,602 in 2002, $7,958 in 2001, and $7,792 in 2000. Had these loans performed in accordance with their original terms, the amount recorded would have been $82,544 in 2004, $52,161 in 2003, $40,579 in 2002, $24,662 in 2001, and $40,671 in 2000.

As of December 31, 2004, there were no loans that are not included above but were known to have information about possible credit problems of borrowers that caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Most of the Bank’s business activity is with customers located within the state. The majority of the Bank’s loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

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

The Bank offers a variety of commercial loans. Generally, such loans are secured by real estate and are supported with personal guarantees. Such loans may be structured on a term or demand basis. Additional underwriting concerns by the Bank with respect to such loans include the ability of commercial borrowers to withstand interest rate increases, reduced revenue and an assessment of the borrower’s ability to complete its project management, as well as an assessment of industry and economic considerations. Generally, loan to value limits for real estate loans do not exceed 80% if the premises are owner occupied or 70% if the premises are not owner occupied. However, under certain circumstances, such as instances in which the borrowers demonstrate exceptional cash flow, such loan to value standards may be exceeded with proper authorization consistent with the Bank’s lending policies. The Bank also offers a variety of consumer loans on both a secured and unsecured basis.

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of December 31 for the years indicated: (in Thousands)

	2004	2003	2002	2001	2000
Commercial, financial & agricultural	$45,520	$34,788	$37,903	$29,725	$26,985
Real estate-construction and land development	5,786	4,409	2,209	4,993	3,532
Real estate-residential	83,954	63,346	81,245	72,577	73,106
Real estate-commercial	87,366	59,196	57,703	54,497	51,361
Consumer	6,536	7,233	7,576	8,571	8,857
Municipal tax-exempt obligations	6,733	6,739	5,442	8,736	6,625
Other	264	233	668	408	766

	236,159	175,944	192,746	179,507	171,232
Allowance for loan losses	(2,181)	(2,183)	(2,013)	(1,996)	(1,913)
Deferred loan costs, net	684	651	661	453	299

Net loans	$234,662	$174,412	$191,394	$177,964	$169,618

Loan maturities for commercial, financial and agricultural loans at December 31, 2004 were as follows: $22,806,943 due in one year or less; $16,629,134 due after one year through five years; $6,083,922 due after five years. Of the Bank’s commercial, financial and agricultural loans due after one year, $6,237,728 have floating or adjustable rates and $16,475,328 have fixed rates.

Loan maturities for real estate construction and land development at December 31, 2004 were as follows: $4,414,493 due in one year or less, $272,000 due after one year through five years and $1,099,392 due after five years. Of the Bank’s real estate construction and land development loans due after one year, $272,000 have adjustable rates and none have fixed rates.

Summary of Loan Loss Experience

The following table summarizes historical data with respect to average loans outstanding, loan losses and recoveries, and the allowance for loan losses at December 31 for each of the years indicated:

(Dollars In Thousands)	2004	2003	2002	2001	2000
Average loans outstanding, net of unearned income	$202,609	$183,108	$187,930	$171,453	$157,776

Allowance for loan losses
Balance at beginning of period	$2,183	$2,013	$1,996	$1,913	$2,132

(Charge-offs):
Real Estate-Construction	0	0	0	0	0
Real Estate-Residential	0	0	0	0	0
Real Estate-Commercial	0	0	0	0	(31)
Commercial, Financial & Agric.	(609)	(44)	(518)	(93)	(294)
Consumer	(33)	(34)	(14)	(9)	(24)

Recoveries:
Real Estate-Construction	0	0	0	0	0
Real Estate-Residential	0	0	168	2	23
Real Estate-Commercial	0	0	0	0	31
Commercial, Financial & Agric.	77	119	75	45	50
Consumer	3	9	2	3	26

Net (charge-offs) recoveries	(562)	50	(287)	(52)	(219)

Provision for loan losses	560	120	304	135	0

Balance at period end	$2,181	$2,183	$2,013	$1,996	$1,913

Ratio of net (charge-offs) recoveries to average loans	(0.28)%	0.03%	(0.15)%	(0.03)%	(0.14)%

Allowance for Loan Losses:

An allowance for loan losses is maintained to provide for losses that are currently identified or are inherent on loans in the current portfolio. The allowance is increased by provisions charged to current operations and is decreased by loan losses, net of recoveries. The provision for loan losses is based on Management’s evaluation of current and anticipated economic conditions, changes in the character and size of the loan portfolio, and other indicators. The balance in the allowance for loan losses is considered adequate by Management to absorb any reasonably foreseeable loan losses.

The following table reflects the allocation of the allowance for loan losses and the percentage of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

	2004		2003		2002		2001		2000
(Dollars in Thousands)	Amt.	Percent of Loans in Category to Total Loans	Amt.	Percent of Loans in Category to Total Loans	Amt.	Percent of Loans in Category to Total Loans	Amt.	Percent of Loans in Category to Total Loans	Amt.	Percent of Loans in Category To Total Loans
Commercial, Financial & Agricultural	$916	19.2%	$1,138	19.8%	$873	19.7%	$749	16.6%	$924	15.7%
Real Estate-Construction	50	2.4%	29	2.6%	25	1.1%	51	2.8%	75	2.1%
Real Estate-Residential	226	35.7%	229	36.0%	371	42.2%	283	40.4%	202	42.7%
Real Estate-Commercial	941	36.9%	764	33.6%	737	29.9%	612	30.3%	416	30.0%
Consumer	35	2.8%	12	4.1%	5	3.9%	27	4.8%	39	5.2%
Municipal Tax Exempt Loans	7	2.9%	6	3.8%	0	2.8%	0	4.9%	0	3.9%
Other	6	0.1%	5	0.1%	2	0.4%	0	0.2%	0	0.4%
Unallocated	0	0.0%	0	0.0%	0	0.0%	274	0.0%	257	0.0%

Total	$2,181	100.0%	$2,183	100.0%	$2,013	100.0%	$1,996	100.0%	$1,913	100.0%

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

At December 31, 2004, the allowance for loan losses totaled $2,181,000 representing 412% of non-performing loans, which totaled $529,000 and 0.92% of total loans of $236,843,000. This compared to $2,183,000 representing 217% of non-performing loans, which totaled $1,007,000 and 1.24% of total loans of $176,594,000 at December 31, 2003. The Bank charged off a total of $642,000 of loans during 2004 as compared to $78,000 charged off during 2003. A total of $80,000 was recovered of previously charged off loans during 2004 compared to $128,000 recovered during 2003. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. Additionally, with expectations of the Bank to continue to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Deposits

The following table shows the average deposits and average interest rate paid for the last three years:

	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand Deposits	$66,997,964	0.00%	$61,214,238	0.00%	$57,136,552	0.00%
NOW Accounts	65,647,354	0.23%	62,796,283	0.44%	54,832,795	0.75%
Money Market Accounts	58,429,587	0.91%	45,170,405	1.03%	38,762,971	1.71%
Savings Deposits	67,501,297	0.53%	65,510,956	0.81%	62,811,458	1.43%
Time Deposits $100,000 and over	11,625,888	1.95%	9,269,876	2.51%	10,171,093	3.72%
Other Time Deposits	48,585,421	2.27%	48,874,538	2.63%	51,526,171	3.85%

Total	$318,787,511	0.94%	$292,836,296	1.20%	$275,241,040	1.99%

As of December 31, 2004, the Bank had certificates of deposit in amounts of $100,000 and over, aggregating $12,414,062. These certificates of deposit mature as follows:

Maturity	Amount
3 months or less	$2,401,274
Over 6 months through 12 months	7,079,139
Over 12 months	2,933,649

Total	$12,414,062

Other Borrowed Funds

The securities sold under agreements to repurchase as of December 31, 2004 are securities sold on a short-term basis by the Bank accounted not as sales, but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. Government Corporations. The securities were held in the Bank’s safekeeping account at the Federal Reserve Bank under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

The average balance year to date on securities sold under agreements to repurchase in 2004 was $11,542,334 with a weighted average paid of 1.12% and in 2003 was $3,694,247 with a weighted average rate paid of 1.00%.

Federal Home Loan Bank (FHLB) advances represent daily transactions that the Bank uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily reflecting existing market conditions. Listed below are the FHLB borrowings during 2004, 2003 and 2002.

	2004	2003	2002
Average balance year to date:	$5,852,459	$0	$0
Weighted average rate	1.54%	N/A	N/A

Return on Equity and Assets

	Year ended December 31,
	2004	2003	2002
Return on average total assets (net income divided by average total assets)	0.68%	0.67%	0.79%
Return on average stockholders’ equity (net income divided by average stockholders’ equity)	9.32%	8.52%	9.78%
Dividend payout ratio (total declared dividends divided by net income)	59.07%	66.63%	61.27%
Equity to assets ratio (average stockholders’ equity as a percentage of average total assets)	7.32%	7.86%	8.04%

Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for 2004 and 2003 as follows:

	(in thousands, except earnings per share) 2004 Quarter Ended
	March 31	June 30	Sept 30	Dec 31
Interest and dividend income	$3,593	$3,757	$4,247	$4,395
Interest expense	597	590	686	720

Net interest and dividend income	2,996	3,167	3,561	3,675
Provision for loan losses	60	70	190	240
Non interest income	944	934	1,001	1,347
Non interest expense	3,211	3,269	3,416	3,562

Income before income taxes	669	762	956	1,220
Income tax expense	186	220	299	402

Net income	$483	$542	$657	$818

Basic earnings per common share	$0.26	$0.30	$0.35	$0.44
Earnings per common share, assuming dilution	$0.25	$0.28	$0.34	$0.43

	(in thousands, except earnings per share) 2003 Quarter Ended
	March 31	June 30	Sept 30	Dec 31
Interest and dividend income	$3,817	$3,826	$3,727	$3,576
Interest expense	771	785	657	611

Net interest and dividend income	3,046	3,041	3,070	2,965
Provision for loan losses	100	20	0	0
Non interest income	1,054	979	644	939
Non interest expense	3,021	3,103	2,812	3,189

Income before income taxes	979	897	902	715
Income tax expense	375	352	343	246

Net income	$604	$545	$559	$469

Basic earnings per common share	$0.33	$0.31	$0.30	$0.26
Earnings per common share, assuming dilution	$0.32	$0.29	$0.29	$0.24

ITEM 2.	PROPERTIES

The Bank’s main office (15,000 square feet) at 240 Cabot Street, Beverly, Massachusetts is owned by the Bank.

The Bank’s Operation Center (12,000 square feet) is located at 246 Cabot Street, immediately adjacent to the Bank’s main office, and is owned by the Company. The Operations Center provides a loan center and an on-site item processing facility for the Bank.

The Bank’s South Hamilton office (2,382 square feet) at 25 Railroad Avenue, South Hamilton, Massachusetts is owned by the Company. The office is part of a four-unit condominium. Third parties own the three other units.

The Bank’s Topsfield office (2,310 square feet) at 15 Main Street, Topsfield, Massachusetts is rented by the Bank from a third party with a term that expires February 2005 with an additional (1) five-year renewal period. The 2004 annual rent was $44,551.

The Bank’s North Beverly Plaza office (5,126 square feet) at 63 Dodge Street, Beverly, Massachusetts is leased by the Bank from a third party with a term that expires October 2006. The rent for 2004 was $45,900.

The Bank has a full-service Branch Office at Cummings Center (3,502 square feet), 100 Cummings Center-Suites 101M and 101N, Beverly, Massachusetts. The 2004 rent for the Cummings Center Branch was $76,821 with a term that expires September 2006.

The Bank, in January 2000, established a full-service branch office (1,250 square feet) at 11 Summer Street, Manchester-by-the-Sea, Massachusetts. The 2004 rent for the Manchester Branch Office was $54,000 with a term that expires December 2029.

The Bank, in September 2004, established a full-service branch office (6,650 square feet) at 107 High Street, Danvers, Massachusetts. The fixed minimum annual rent for each year of the lease is as follows:

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is limited trading in the Company’s Common Stock, which is not listed on any public exchange or the National Association of Securities Dealers National Market System, or the Small Cap Market System. However, the Common Stock of Beverly National Corporation is traded on the Over-the-Counter Bulletin Board and the Stock Symbol is (“BVNC”).

The following table sets forth, to the best knowledge of Management, the representative prices for each quarterly period during the last two years. The sale prices of these market trades are based on private transactions that Management is aware of and transactions reported by Advest for 2003 and on Bloomberg for 2004.

	2004	2003
Quarter ended March 31,	$26.45 - $28.20	$21.10 - $22.50
Quarter ended June 30,	$24.30 - $26.50	$21.22 - $23.00
Quarter ended Sept. 30,	$24.50 - $25.75	$22.05 - $25.80
Quarter ended Dec. 31,	$25.62 - $28.00	$23.90 - $30.00

Holders

The number of record holders of the Company’s common stock was 708 as of March 15, 2005.

Dividends

The Company declared quarterly cash dividends of $.20 per share during 2004 and 2003, which totaled $.80 per share for both 2004 and 2003.

The Company’s ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and Massachusetts corporate law. As a practical matter, the Company’s ability to pay dividends is generally limited by the Bank’s ability to dividend funds to the Company.

For restrictions on the ability of the Bank to pay dividends to the Company, see Note 15, of the Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	73,285	$14.16	—
Equity compensation plans not approved by security holders	63,678	$12.98	—

Total	136,963	$13.61	—

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years.

	Year Ended December 31,
	2004	2003	2002	2001	2000
EARNINGS DATA
Interest Income	$15,992,147	$14,946,528	$16,825,965	$18,266,761	$17,340,522
Interest Expense	2,593,839	2,823,771	4,336,495	6,131,212	5,796,687
Net Interest Income	13,398,308	12,122,757	12,489,470	12,135,549	11,543,835
Provision for Loan Losses	560,000	120,000	303,890	135,000	0
Non interest Income	4,226,506	3,614,884	3,872,653	3,136,893	2,844,528
Non interest Expense	13,457,796	12,124,299	12,342,414	11,005,624	10,119,967
Income Before Income Taxes	3,607,018	3,493,342	3,715,819	4,131,818	4,268,396
Income Taxes	1,106,628	1,316,331	1,334,301	1,574,209	1,567,405
Net Income	2,500,390	2,177,011	2,381,518	2,557,609	2,700,991

PER SHARE DATA*
Net Income-Basic	$1.35	$1.20	$1.35	$1.49	$1.59
Net Income-Diluted	$1.30	$1.14	$1.28	$1.39	$1.48
Cash Dividends	$0.80	$0.80	$0.83	$0.72	$0.63
Book Value (at end of period)	$15.05	$14.32	$14.24	$14.03	$13.26

BALANCE SHEET DATA
Total Assets	$378,124,932	$347,174,768	$310,528,354	$310,328,758	$264,103,525
Loans	236,843,146	176,594,331	193,406,867	179,960,227	171,331,168
Allowance for Loan Losses	2,181,257	2,182,675	2,012,578	1,996,376	1,912,696

Loans, Net of Allowance	234,661,889	174,411,656	191,394,289	177,963,851	169,418,472
Investments	116,843,934	139,968,269	56,857,708	77,895,916	55,799,644
Deposits	337,159,789	308,280,816	281,295,684	284,112,610	238,902,582
Stockholders’ Equity	28,012,035	26,242,030	25,433,145	23,561,564	22,735,232

FINANCIAL RATIOS
Return on Average Assets	0.68%	0.67%	0.79%	0.94%	1.12%
Return on Average Equity	9.32%	8.52%	9.78%	10.68%	12.63%
Net Interest Margin	4.03%	4.18%	4.62%	5.03%	5.24%
Leveraged Capital Ratio	7.31%	7.78%	7.87%	8.59%	9.41%

*	Per share information has been adjusted to reflect the June 2002 5% stock dividend.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated Balance Sheets

The total assets of the Company as of December 31, 2004, amounted to $378,124,932, as compared to $347,174,768 at December 31, 2003. This increase amounted to $30,950,164, or 8.9%.

The total assets of the Company as of December 31, 2003, amounted to $347,174,768, as compared to $310,528,354 at December 31, 2002. This increase amounted to $36,646,414, or 11.8%.

The economy of the Company’s market area is considered stable. However, economic uncertainty continues to be a factor in the financial decision-making process for both commercial and consumer banking customers.

Investment Portfolio

The securities reported as available-for-sale are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. The securities reported as held-to-maturity are carried at amortized cost.

Securities Held-to-Maturity

The investments in securities held-to-maturity totaled $70,712,919 at December 31, 2004, as compared to $77,701,292 at December 31, 2003. This is a decrease of $6,988,373, or 9.0%. The proceeds from the maturities of these investments were redeployed to fund loan growth. State and municipal obligations held-to-maturity totaled $1,932,265 at December 31, 2004, as compared to $1,937,250 at December 31, 2003. This decrease totaled $4,985, or 0.3%.

The investments in securities held-to-maturity totaled $77,701,292 at December 31, 2003, as compared to $1,046,308 at December 31, 2002. Given the interest rate environment, the market uncertainties and to help preserve capital, the Company placed a large percentage of investments in the held-to-maturity category. State and municipal obligations held-to-maturity totaled $1,937,250 at December 31, 2003, as compared to $546,308 at December 31, 2002. This increase totaled $1,390,942, or 254.6%.

It is management’s intent to hold those securities designated as held-to-maturity in the investment securities portfolio until maturity.

Securities Available-for-Sale

The investments in securities available-for-sale are primarily comprised of short to medium term U.S. Government corporations and agencies and mortgage-backed securities. The balance of securities available-for-sale totaled $44,116,115 as of December 31, 2004, as compared to $61,082,577 at December 31, 2003, a decrease of $16,966,462, or 27.8%. The proceeds from these maturities and calls have been reallocated to fund the loan growth.

The balance of securities available-for-sale totaled $61,082,577 as of December 31, 2003, as compared to $54,969,100 at December 31, 2002, an increase of $6,113,477, or 11.1%.

Federal Funds Sold

The balance of federal funds sold was $0 at December 31, 2004, in comparison to $4,000,000 at December 31, 2003, and in comparison to $33,000,000 at December 31, 2002, reflecting the growth of core deposits and the excess liquidity deployed within the investment and loan portfolios.

Loans

Net loans at December 31, 2004 totaled $234,661,889, as compared to $174,411,656 at December 31, 2003. This is an increase of $60,250,233, or 34.5%.

Commercial loans totaled $45,519,751 at December 31, 2004, as compared to $34,787,962 at December 31, 2003. This is an increase of $10,731,789, or 30.8%, and is attributed to an increased staff in commercial lending. Municipal and other loans totaled $6,997,635 at December 31, 2004, as compared to $6,972,233 at December 31, 2003. This is an increase of $25,402, or 0.4%. Real estate residential loans, excluding mortgage loans held-for-sale, totaled $83,954,297 at December 31, 2004, as compared to $63,345,679 at December 31, 2003. This is an increase of $20,608,618, or 32.5%. A total of $1,254,364 residential real estate mortgages were sold in the secondary market in 2004. Real estate commercial loans totaled $87,365,949 at December 31, 2004, as compared to $59,195,713 at December 31, 2003, representing an increase of $28,170,236, or 47.6%. Consumer loans totaled $6,535,752 at December 31, 2004, as compared to $7,233,142 at December 31, 2003. This is a decrease of $697,390, or 9.6%.

Net loans at December 31, 2003, totaled $174,411,656, as compared to $191,394,289 at December 31, 2002. This is a decrease of $16,982,633, or 8.9%.

Commercial loans totaled $34,787,962 at December 31, 2003, as compared to $37,902,656 at December 31, 2002. This is a decrease of $3,114,694, or 8.2%. This decline was attributed to increased competition for business loans in the area. Municipal and other loans totaled $6,972,233 at December 31, 2003, as compared to $6,110,134 at December 31, 2002. This is an increase of $862,099, or 14.1%, which was attributed to increased activity in the local lending market for industrial revenue bonds. Real estate residential loans, excluding mortgage loans held-for-sale, totaled $63,345,679 at December 31, 2003, as compared to $81,245,275 at December 31, 2002. This is a decrease of $17,899,596, or 22.0%. The decrease of residential mortgage loan balances were attributable to the low interest rate environment in 2003, in which mortgages were refinanced at lower rates and subsequently sold in the secondary market. A total of $16,245,705 residential real estate mortgages were sold in the secondary market in 2003. Real estate commercial loans totaled $59,195,713 at December 31, 2003, as compared to $57,702,355 at December 31, 2002, representing an increase of $1,493,358, or 2.6%. There was increased competition for commercial loans, from both traditional and non-traditional sources in 2003. Consumer loans totaled $7,233,142 at December 31, 2003, as compared to $7,576,333 at December 31, 2002. This is a decrease of $343,191, or 4.5%.

Premises and Equipment

Premises and equipment totaled $4,816,777 at December 31, 2004, as compared to $3,825,654 at December 31, 2003. This is a net increase of $991,123, or 25.9%, which can be attributed to the development of the Danvers office and a new drive-up ATM location.

Premises and equipment totaled $3,825,654 at December 31, 2003, as compared to $4,417,696 at December 31, 2002. This is a net decrease of $592,042, or 13.4%, which was attributed to depreciation.

Deposits

Deposits totaled $337,159,789 at December 31, 2004, as compared to $308,280,816 at December 31, 2003. The increase of $28,878,973, or 9.4%, can be attributed to sales efforts within the Bank’s retail banking function and deposits of the Trust and Investment Division. The Bank has focused on growth of its core deposit base. The continued growth of the core deposits is attributable to the ongoing effort to develop and broaden financial relationships with customers. Demand deposits totaled $72,317,274 at December 31, 2004, as compared to $61,442,551 at December 31, 2003. This is an increase of $10,874,723, or 17.7%. The continued growth of the commercial deposit accounts is attributable to the ongoing effort of the Commercial Lending Division. Interest-bearing deposits totaled $264,842,515 at December 31, 2004, as compared to $246,838,265 at December 31, 2003. This is an increase of $18,004,250, or 7.3%. The growth of interest-bearing deposits is centered on the accumulation of deposits from the Trust and Investment Division.

Deposits totaled $308,280,816 at December 31, 2003, as compared to $281,295,684 at December 31, 2002. The increase of $26,985,132, or 9.6%, was attributed to the development of a sales oriented culture within the Bank’s retail banking function. Demand deposits totaled $61,442,551 at December 31, 2003, as compared to $59,951,379 at December 31, 2002. This is an increase of $1,491,172, or 2.5%. Interest-bearing deposits totaled $246,838,265 at December 31, 2003, as compared to $221,344,305 at December 31, 2002. This is an increase of $25,493,960, or 11.5%.

Borrowings

Securities sold under repurchase agreements totaled $10,496,482 at December 31, 2004, as compared to $9,943,208 at December 31, 2003. The Bank utilizes securities sold under repurchase agreements as an alternative funding source and as a product to respond to the treasury function needs of commercial customers. In addition, the Bank utilizes on a short-term basis, advances from the Federal Home Loan Bank of Boston. These advances totaled $0 at December 31, 2004 and 2003.

Capital

The increase in capital during 2004 of $1,770,005 can be attributed to internal capital growth of $1,023,367 (net income less dividends) and exercised stock options and related activity of $429,935. The positive change in the accumulated other comprehensive loss (net of tax) for the available-for-sale securities totaled $316,703.

The increase in capital during 2003 of $808,885 was attributed to internal capital growth of $726,486 (net income less dividends) and exercised stock options and related activity of $618,150. There was a negative change in the accumulated other comprehensive loss (net of tax) for the available-for-sale securities, which totaled $535,751.

Consolidated Statements of Income

Net Interest Income

Net interest and dividend income totaled $13,398,308 for the year ended December 31, 2004, as compared to $12,122,757 for the year ended December 31, 2003. This increase was $1,275,551, or 10.5%. During 2004, there was increased interest income and increased provision for loan losses and decreased interest expense.

Net interest and dividend income totaled $12,122,757 for the year ended December 31, 2003, as compared to $12,489,470 for the year ended December 31, 2002. This decrease was $366,713, or 2.9%. The decreased interest income was partially offset by decreased interest expense.

Loan Income

Interest and fees on loans totaled $11,702,544 for the year ended December 31, 2004, as compared to $11,815,602 for 2003. This is a decrease of $113,058, or 0.96%, which is attributable to decreased interest rates, despite the increased volume of loans.

Interest and fees on loans totaled $11,815,602 for the year ended December 31, 2003, as compared to $13,618,426 for 2002. This decrease of $1,802,824, or 13.2%, was attributable to decreased interest rates and, to a lesser extent, a decreased volume of loans.

Investment Securities Income

Taxable investment securities income for the 12 months ended December 31, 2004 totaled $4,113,419, as compared to $2,858,347 for the same time period in 2003. This is an increase of $1,255,072, or 43.9%. The average balance of taxable investments of government agencies and mortgage-backed securities increased in 2004, and the investments purchased during the year were invested at higher rates, due to the interest rate environment.

Taxable investment securities income for the 12 months ended December 31, 2003 totaled $2,858,347, as compared to $2,807,555 for the same time period in 2002. This was an increase of $50,792, or 1.8%. The average balance of taxable investments of government agencies and mortgage-backed securities increased in 2003, but the investments purchased during the year were invested at lower rates, due to the interest rate environment.

Tax-exempt investment securities income for the 12 months ended December 31, 2004 totaled $69,833, as compared to $43,873 for the same period in 2003. This is an increase of $25,960, or 59.2%. Investment in tax-exempt bonds has been limited, due to the current rate environment.

Tax-exempt investment securities income for the 12 months ended December 31, 2003 totaled $43,873, as compared to $27,650 for the same period in 2002. This was an increase of $16,223, or 58.7%.

Other Interest Income

Other interest income totaled $95,076 for the 12 months ended December 31, 2004, as compared to $211,698 for the same time period in 2003, a decrease of $116,622, or 55.1%.

Other interest income totaled $211,698 for the 12 months ended December 31, 2003, as compared to $358,438 for the same time period in 2002, a decrease of $146,740, or 40.9%. This decrease was attributable to a lower interest rate environment.

Interest Expense

Interest expense on deposits totaled $2,374,651 for the year ended December 31, 2004, as compared to $2,786,838 for the year ended December 31, 2003. This is a decrease of $412,187, or 14.8%. The decrease of certificate of deposit balances along with core deposit growth created a lower interest expense in the current interest rate environment. The interest expense on short-term borrowings for the 12 months ended December 31, 2004 totaled $219,188, as compared to $36,933 for the 12 months ending December 31, 2003. This increase is due to higher borrowings for the period ended December 31, 2004 in both securities sold under repurchase agreements and FHLB advances.

Interest expense on deposits totaled $2,786,838 for the year ended December 31, 2003, as compared to $4,336,495 for the year ended December 31, 2002. This was a decrease of $1,549,657, or 35.7%. Core deposit growth created a lower interest expense in a lower interest rate environment. The interest expense on short-term borrowings for the 12 months ended December 31, 2003 totaled $36,933 as compared to $0 for the 12 months ending December 31, 2002. This increase of $36,933 was due to the initiation of the program in 2003 to sell securities under agreements to repurchase.

Provisions and Allowance for Loan Losses

There was a $560,000 provision to the allowance for loan losses for the 12-month period ended December 31, 2004 and $120,000 provision for the same period in 2003. The 2004 provision was warranted due to the continued growth of the loan portfolio. At December 31, 2004 the Company’s allowance for loan losses was $2,181,257 representing 0.92% of gross loans, as compared to $2,182,675, representing a ratio of 1.24% of gross loans at December 31, 2003.

The Company’s non-accrual loans totaled $528,755 at December 31, 2004, as compared to $1,006,740 at December 31, 2003. There were no past due loans 90 days or more at December 31, 2004 or 2003.

The ratio of non-performing assets to total loans, mortgages held-for-sale and other real estate owned (“OREO”) was 0.22% for December 31, 2004, as compared to 0.57% as of December 31, 2003. The ratio of allowance for loan losses to non-performing assets equaled 412.5% at December 31, 2004, as compared to 216.8% at December 31, 2003.

Loans totaling $641,786 were charged off by the Company during 2004 as compared to $78,101 charged off during the corresponding period in 2003. These charge-offs consisted primarily of loans to small businesses. Recoveries of loans previously charged off totaled $80,368 during 2004 as compared to $128,198 during the corresponding period in 2003. Management does not consider either the increase in charged off loans or the decrease of recoveries of previously charged off loans to be indicative of any trends.

There was a $120,000 provision to the allowance for loan losses for the 12-month period ended December 31, 2003 and $303,890 provision for the same period in 2002. The 2003 provision was warranted due to the limited growth of the loan portfolio. At December 31, 2003 the Company’s allowance for loan losses was $2,182,675 representing 1.24% of gross loans, as compared to $2,012,578, representing a ratio of 1.04% of gross loans at December 31, 2002.

The Company’s non-accrual loans totaled to $1,006,740 at December 31, 2003, as compared to $574,569 at December 31, 2002. Combined non-accrual loans and past due loans 90 days or more remained low and amounted to $1,006,740 at December 31, 2003, as compared to $575,229 at December 31, 2002. While non-accrual and delinquent loans increased in 2003, the volume of such loans remained low as a percentage of the portfolio.

The ratio of non-performing assets to total loans, mortgages held-for-sale and OREO was 0.57% for December 31, 2003, as compared to 0.30% as of December 31, 2002. The ratio of allowance for loan losses to non-performing assets equaled 216.8% at December 31, 2003, as compared to 349.9% at December 31, 2002.

Loans totaling $78,101 were charged off by the Company during 2003, as compared to $532,664 charged off during the corresponding period in 2002. These charge-offs consisted primarily of loans to small businesses. Recoveries of loans previously charged off totaled $128,198 during 2003, as compared to $244,976 during the corresponding period in 2002.

Non interest Income

Non interest income totaled $4,226,506 in 2004, as compared to $3,614,884 in 2003. Income from fiduciary activities totaled $1,726,326 for the 12 months ended December 31, 2004, as compared to $1,540,084 for the same time period in 2003, an increase of $186,242, or 12.1%. Earnings from recurring fiduciary income increased due to the increase of market value. Fees from sale of non-deposit products totaled $114,434 for the year ended December 31, 2004. Service charges and other deposit fee income totaled $1,198,598 for the 12 months ending December 31, 2004, as compared to $1,062,477 for the same time period in 2003. This increase of $136,121 can be attributed to additional services the Bank can provide its customers, as well as a higher volume of accounts. Other income totaled $521,033 for the 12 months ended December 31, 2004, as compared to $487,696 for the same period in 2003. Income on cash surrender value of life insurance was $217,903 for the 12 months ended December 31, 2004, as compared to a loss of $111,227 for the same period in 2003. Additional bank-owned life insurance was purchased in 2004. Income from security gains totaled $74,750 for the 12 months ended December 31, 2004, as compared to $247,982 for the 12 months ended December 31, 2003. Income from sale of loans equaled $56,107 for the 12 months ended December 31, 2004, as compared to $387,872 for the same period in 2003. This is a decrease of $331,765, or 85.5%, and is due to lower mortgage production. Income from gain on real estate totaled $317,355 for the 12 months ended December 31, 2004, as compared to $0 for the 12 months ended December 31, 2003.

Non interest income totaled $3,614,884 in 2003, as compared to $3,872,653 in 2002. Income from fiduciary activities totaled $1,540,084 for the 12 months ended December 31, 2003, as compared to $1,612,911 for the same time period in 2002, a decrease of $72,827, or 4.5%. Earnings from recurring fiduciary income decreased due to market valuations in the earlier part of 2003. Service charges and other deposit fee income totaled $1,062,477 for the 12 months ending December 31, 2003, as compared to $882,538 for the same time period in 2002. Other income totaled $487,696 for the 12 months ended December 31, 2003, as compared to $542,376 for the same period in 2002. Income from security gains totaled $247,982 for the 12 months ended December 31, 2003, as compared to $299,567 of security gains for the 12 months ended December 31, 2002.

Non interest Expense

Non interest expense totaled $13,457,796 for 2004, as compared to $12,124,299 in 2003. This is an increase of $1,333,497, or 11.0%. Salaries and benefits expense increased $785,542, or 11.0%, primarily due to additional personnel costs associated with retail and loans. Occupancy expense increased $72,564, or 7.0%. This increase represents the cost of higher rents, a new branch location and a new ATM location. Equipment costs decreased $81,849, or 15.2%, and can be attributed to lower depreciation costs and less repairs and maintenance. Marketing and public relations increased $107,937, or 32.8%. Other expenses totaled $1,851,719 for 2004, as compared to $1,525,249 in 2003, an increase of $326,470, or 21.4%. This increase can be attributed to software costs, fraud losses, and lower returns of the executive trusts.

Non interest expense totaled $12,124,299 for 2003, as compared to $12,342,414 in 2002. This is a decrease of $218,115, or 1.8%. Salaries and benefits expense was basically unchanged primarily due to the non-reoccurrence of the 2002 cost of transition of the chief executive officer. Occupancy expense increased $19,783, or 2.0%. This increase represented higher repairs and maintenance costs. Equipment costs decreased $155,456, or 22.4% and was attributable to limited equipment purchases made in 2003.

Income Taxes

Income tax expense totaled $1,106,628 for the year ended December 31, 2004, as compared to $1,316,331 for the same time period in 2003. Although the taxable income increased in 2004 over 2003, the establishment of a Massachusetts Security Corporation at the Bank level resulted in less tax expense in 2004.

Income tax expense totaled $1,316,331 for the year ended December 31, 2003, as compared to $1,334,301 for the same time period in 2002. This decrease reflected the decrease of taxable income.

Net Income

Net income was $2,500,390 for 2004, as compared to $2,177,011 for 2003, which is an increase of $323,379, or 14.9%.

Net income was $2,177,011 for the twelve months ended 2003, as compared to $2,381,518 for 2002, which was a decrease of $204,507, or 8.6%.

Capital Resources

As of December 31, 2004, the Company had total capital in the amount of $28,012,035, as compared with $26,242,030 at December 31, 2003, which represents an increase of $1,770,005, or 6.7%. The capital ratios of the Company and the Bank exceed applicable regulatory requirements (see Note 15 to the Financial Statements).

Banks and bank holding companies are generally required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their adjusted total assets. As of December 31, 2004, the Bank’s Tier 1 capital amounted to 6.82%, as compared to 7.00% at December 31, 2003.

Similarly, the Company’s Tier 1 capital amounted to 7.31% at December 31, 2004, as compared to 7.78% at December 31, 2003. Banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8.00%. At December 31, 2004, the Bank’s ratio of risk-based capital to risk weighted assets amounted to 10.60% for Tier 1 and 11.48% for total capital, which satisfies the applicable risk-based capital requirements. At December 31, 2003, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 12.56% for Tier 1 and 13.71% for total capital. Similarly, the Company’s ratio of risk-based capital to risk-weighted assets, at December 31, 2004, amounted to 11.34% for Tier 1 and 12.24% for total capital, which exceeds all applicable regulatory requirements. At December 31, 2003, the Company’s ratio of risk-based capital to risk-weighted assets amounted to 13.87% for Tier 1 and 15.02% of total capital. In the opinion of Management, capital levels are adequate to meet the presently foreseeable needs of the Company and the Bank.

As of December 31, 2003, the Company had total capital in the amount of $26,242,030, as compared with $25,433,145 at December 31, 2002, which represents an increase of $808,885, or 3.2%. The capital ratios of the Company and the Bank exceeded applicable regulatory requirements (see Note 15 to the Financial Statements).

As of December 31, 2003, the Bank’s Tier 1 capital amounted to 7.00%, as compared to 6.78% of total average assets at December 31, 2002.

Similarly, the Company’s Tier 1 capital amounted to 7.78% at December 31, 2003, as compared to 7.87% at December 31, 2002. At December 31, 2003, the Bank’s ratio of risk-based capital to risk weighted assets amounted to 12.56% for Tier 1 and 13.71% for total capital, which satisfies the applicable risk-based capital requirements. At December 31, 2002, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 11.03% for Tier 1 and 12.10% for total capital. Similarly, the Company’s ratio of risk-based capital to risk-weighted assets, at December 31, 2003, amounted to 13.87% for Tier 1 and 15.02% for total capital, which exceeds all applicable regulatory requirements. At December 31, 2002, the Company’s ratio of risk-based capital to risk-weighted assets amounted to 12.74% for Tier 1 and 13.79% of total capital.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. Total securities maturing in one year or less amounted to $100,000, or 0.1%, at December 31, 2004 of the investment securities portfolio, and $300,000 at December 31, 2003, representing 0.2% of the investment securities portfolio. Total securities maturing in one year or less amounted to $3,134,580 at December 31, 2002, representing 5.7% of the investment securities portfolio. Assets such as federal funds sold, mortgages held-for-sale, as well as maturing loans are also sources of liquidity.

The Company’s goals are to be substantially neutral with respect to interest rate sensitivity, and to maintain a net cumulative gap at one year or less than 15% of total earning assets. The Company believes that it is successfully managing its interest rate risk consistent with these goals. Listed below is a gap analysis as of December 31, 2004 by re-pricing date or maturity.

Gap Analysis

(Dollars in Thousands)	0-31 Days	1-3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
ASSETS
Investments (2)	$10,996	$13,602	$6,324	$6,643	$64,829	$14,098
Interest Bearing Demand Deposits	301	0	0	0	0	0
Total Loans (1)	20,022	6,141	6,017	14,353	70,244	120,511

Total Earning Assets	31,319	19,743	12,341	20,996	135,073	134,609

LIABILITIES
Non-interest Bearing Deposits	0	0	0	0	0	72,317
Savings	0	0	23,107	0	46,848	0
NOW Accounts	0	0	22,495	0	45,589	0
Money Market Accounts	68,068	0	0	0	0	0
Time Deposits $100,000 and over	543	1,858	2,651	4,428	2,934	0
Other Time Deposits	2,976	5,845	7,758	15,857	13,886	0

Total Deposits	71,587	7,703	56,011	20,285	109,257	72,317
Securities Sold Under Agreements to Repurchase	10,496	0	0	0	0	0

Total Deposits & Securities Sold Under Agreements to Repurchase	82,083	7,703	56,011	20,285	109,257	72,317

Net Asset (Liability) Gap	$(50,764)	$12,040	$(43,670)	$711	$25,816	$62,292

Cumulative Gap	$(50,764)	$(38,724)	$(82,394)	$(81,683)	$(55,867)	$6,425

% Cumulative Gap	(14.34)%	(10.94)%	(23.26)%	(23.07)%	(15.78)%	1.81%

(1)	Includes net deferred loan costs and mortgages held-for-sale.

(2)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.

Off-Balance Sheet Arrangements

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

Forward Looking Statements

This Form10-K and future filings made by the Company with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by the Company and the Bank, and oral statements made by executive officers of the Company and the Bank, may include forward-looking statements relating to such matters as:

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

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may effect the operation, performance, development and results of the Company’s and Bank’s business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;

(b)	changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses;

(c)	increased competition from other financial and non-financial institutions;

(d)	the impact of technological advances; and

(e)	other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on the Company’s and the Bank’s financial position and results of operation.

ITEM 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s Asset/Liability Management Committee, comprised of the President of the Company, Chief Financial Officer, Senior Lending Officer, Senior Retail Officer, marketing, mortgage and finance Officers, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity, and capital. This committee meets weekly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions. This Asset/Liability Management Committee reports to the ALCO Committee, which is comprised of several Directors, President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Executive Vice President, Retail and Executive Vice President and Senior Lender, which review the above risk on a quarterly basis.

Interest rate risk is monitored using gap analysis, which identifies the differences between the specific time frames in which assets and liabilities mature or reprice. An interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same period. A gap is considered positive, or “asset sensitive”, when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative, or “liability sensitive”, when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. A corporation’s sensitivity gap can change under the differing “rate shocks” performed on the Company’s Balance Sheet.

The Company is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders equity) would decrease because the Company becomes liability sensitive, the assets of the Company extend out, as a result the liabilities will reprice faster than its assets. At December 31, 2004, it is estimated that an increase in interest rates of 300 basis points (for example, an increase in the prime rate from 4.00% to 7.00%) would decrease the market value capital ratio by 0.92%. If interest rates were to decrease, the value of net assets would increase.

The fluctuation of interest rates also has an affect on the Company’s net interest income. In the event that interest rates decrease by 100 basis points (for example, a decrease in the prime rate from 4.00% to 3.00%) it is estimated that net interest income would decrease by $1,209,000. If interest rates were to increase 300 basis points, the Company’s sensitivity gap shifts to a negative sensitivity, or “liability sensitive,” where net interest income would decrease by $965,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Board of Directors and Stockholders

Beverly National Corporation

Beverly, Massachusetts

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated balance sheets of Beverly National Corporation and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly National Corporation and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

January 10, 2005

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and due from banks	$10,345,116	$18,759,631
Interest bearing demand deposits with other banks	300,845	190,658
Federal funds sold		4,000,000

Cash and cash equivalents	10,645,961	22,950,289
Investments in available-for-sale securities (at fair value)	44,116,115	61,082,577
Investments in held-to-maturity securities (fair values of $70,642,252 as of December 31, 2004 and $77,910,696 as of December 31, 2003)	70,712,919	77,701,292
Federal Home Loan Bank stock, at cost	1,872,400	1,041,900
Federal Reserve Bank stock, at cost	142,500	142,500
Loans, net of the allowance for loan losses of $2,181,257 and $2,182,675, respectively	234,661,889	174,411,656
Mortgages held-for-sale	447,000
Premises and equipment	4,816,777	3,825,654
Accrued interest receivable	1,356,474	1,243,694
Other assets	9,352,897	4,775,206

Total assets	$378,124,932	$347,174,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$72,317,274	$61,442,551
Interest-bearing	264,842,515	246,838,265

Total deposits	337,159,789	308,280,816
Securities sold under agreements to repurchase	10,496,482	9,943,208
Other liabilities	2,456,626	2,708,714

Total liabilities	350,112,897	320,932,738

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, par value $2.50 per share; authorized 2,500,000 shares; issued 1,972,357 shares as of December 31, 2004 and 1,944,879 shares as of December 31, 2003; outstanding, 1,861,332 shares as of December 31, 2004 and 1,832,094 shares as of December 31, 2003	4,930,893	4,862,198
Paid-in capital	6,618,028	6,280,618
Retained earnings	18,097,225	17,073,858
Treasury stock, at cost (111,025 shares as of December 31, 2004 and 112,785 shares as of December 31, 2003)	(1,503,631)	(1,527,461)
Accumulated other comprehensive loss	(130,480)	(447,183)

Total stockholders’ equity	28,012,035	26,242,030

Total liabilities and stockholders’ equity	$378,124,932	$347,174,768

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest and dividend income:
Interest and fees on loans	$11,702,544	$11,815,602	$13,618,426
Interest on debt securities:
Taxable	4,113,419	2,858,347	2,807,555
Tax-exempt	69,833	43,873	27,650
Dividends on marketable equity securities	11,275	17,008	13,896
Other interest	95,076	211,698	358,438

Total interest and dividend income	15,992,147	14,946,528	16,825,965

Interest expense:
Interest on deposits	2,374,651	2,786,838	4,336,495
Interest on other borrowed funds	219,188	36,933

Total interest expense	2,593,839	2,823,771	4,336,495

Net interest and dividend income	13,398,308	12,122,757	12,489,470
Provision for loan losses	560,000	120,000	303,890

Net interest and dividend income after provision for loan losses	12,838,308	12,002,757	12,185,580

Noninterest income:
Income from fiduciary activities	1,726,326	1,540,084	1,612,911
Fees from sale of non-deposit products	114,434
Service charges on deposit accounts	614,193	643,178	528,239
Other deposit fees	584,405	419,299	354,299
Gains on sales and calls of available-for-sale securities, net	74,750	247,982	299,567
Gains on sales of loans, net	56,107	387,872	455,427
Gain on sale of real estate	317,355
Income (loss) on cash surrender value of life insurance	217,903	(111,227)	79,834
Other income	521,033	487,696	542,376

Total noninterest income	4,226,506	3,614,884	3,872,653

Noninterest expense:
Salaries and employee benefits	7,925,889	7,140,347	7,114,194
Director fees	260,862	181,950	210,625
Occupancy expense	1,106,837	1,034,273	1,014,490
Equipment expense	457,054	538,903	694,359
Contributions	60,464	89,410	156,191
Data processing fees	578,647	566,008	560,510
Marketing and public relations	436,709	328,772	385,200
Stationery and supplies	227,164	218,437	223,093
Professional fees	552,451	500,950	500,125
Other expense	1,851,719	1,525,249	1,483,627

Total noninterest expense	13,457,796	12,124,299	12,342,414

Income before income taxes	3,607,018	3,493,342	3,715,819
Income taxes	1,106,628	1,316,331	1,334,301

Net income	$2,500,390	$2,177,011	$2,381,518

Earnings per common share	$1.35	$1.20	$1.35

Earnings per common share, assuming dilution	$1.30	$1.14	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2001	$4,241,745	$3,079,528	$17,295,046	$(1,228,737)	$173,982	$23,561,564
Comprehensive income:
Net income			2,381,518
Other comprehensive loss, net of tax effect					(85,414)
Comprehensive income						2,296,104
Tax benefit for stock options		429,680				429,680
Compensation expense relating to grants of common stock at prices less than market value		5,009				5,009
Issuance of 5% common stock dividend	223,688	1,646,340	(1,870,028)
Dividends declared ($.83 per share)			(1,459,164)			(1,459,164)
Sale of 119,148 shares of common stock on exercise of stock options	297,870	691,457				989,327
Purchases of treasury stock				(389,375)		(389,375)

Balance, December 31, 2002	4,763,303	5,852,014	16,347,372	(1,618,112)	88,568	25,433,145
Comprehensive income:
Net income			2,177,011
Other comprehensive loss, net of tax effect					(535,751)
Comprehensive income						1,641,260
Tax benefit for stock options		214,063				214,063
Stock award (500 shares from treasury stock)		4,480		6,770		11,250
Dividends declared ($.80 per share)			(1,450,525)			(1,450,525)
Sale of 39,558 shares of common stock on exercise of stock options	98,895	196,193				295,088
Reissuance of treasury stock under stock option plan (6,195 shares)		13,868		83,881		97,749

Balance, December 31, 2003	4,862,198	6,280,618	17,073,858	(1,527,461)	(447,183)	26,242,030
Comprehensive income:
Net income			2,500,390
Other comprehensive income, net of tax effect					316,703
Comprehensive income						2,817,093
Tax benefit for stock options		170,417				170,417
Stock award (500 shares from treasury stock)		5,730		6,770		12,500
Dividends declared ($.80 per share)			(1,477,023)			(1,477,023)
Sale of 27,478 shares of common stock on exercise of stock options	68,695	158,222				226,917
Reissuance of treasury stock under stock option plan (1,260 shares)		3,041		17,060		20,101

Balance, December 31, 2004	$4,930,893	$6,618,028	$18,097,225	$(1,503,631)	$(130,480)	$28,012,035

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(continued)

Reclassification disclosure for the years ended December 31:

	2004	2003	2002
Unrealized gains (losses) on securities
Net unrealized gain (loss) on available-for-sale securities	$610,900	$(805,134)	$301,107
Reclassification adjustment for realized gains in net income	(74,750)	(247,982)	(299,567)

	536,150	(1,053,116)	1,540
Income tax (expense) benefit	(219,447)	431,042	(631)

	316,703	(622,074)	909

Minimum pension liability adjustment		146,139	(146,139)
Income tax (expense) benefit		(59,816)	59,816

		86,323	(86,323)

Other comprehensive income (loss), net of tax	$316,703	$(535,751)	$(85,414)

Accumulated other comprehensive (loss) income consists of the following as of December 31:

	2004	2003	2002
Net unrealized holding (losses) gains on available-for-sale securities, net of taxes	$(130,480)	$(447,183)	$174,891
Minimum pension liability adjustment, net of taxes			(86,323)

Accumulated other comprehensive (loss) income	$(130,480)	$(447,183)	$88,568

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$2,500,390	$2,177,011	$2,381,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (increase) decrease in mortgages held-for-sale	(447,000)	(7,098,480)	72,020
Benefit for mortgages held-for-sale			(17,514)
Decrease (increase) in mortgage servicing rights	50,774	40,306	(75,088)
Increase (decrease) in loan participation servicing liability	2,016	(2,999)	(5,408)
Depreciation and amortization	610,370	783,286	725,955
Compensation expense relating to grants of common stock at prices less than market			5,009
Stock awards	12,500	11,250
Gains on sales and calls of available-for-sale investments, net	(74,750)	(247,982)	(299,567)
Provision for loan losses	560,000	120,000	303,890
Deferred tax expense (benefit)	362,308	(298,059)	(266,503)
Decrease in taxes receivable	46,256	128,817	199,016
(Increase) decrease in interest receivable	(112,780)	(95,404)	410,756
Decrease in interest payable	(6,045)	(51,565)	(184,320)
(Decrease) increase in accrued expenses	(159,140)	(9,461)	70,046
(Increase) decrease in prepaid expenses	(208,109)	16,669	(78,915)
(Decrease) increase in tax payable	(45,049)	488,262
(Decrease) increase in other liabilities	(43,870)	(18,012)	116,005
Decrease in other assets	33,797	781	28,067
(Increase) decrease in cash surrender value of life insurance	(217,903)	111,227	(79,834)
Decrease (increase) in RABBI Trust trading securities	161,628	48,557	(193,121)
Amortization (accretion) of securities, net	699,225	677,530	(6,669)
Loss on disposal of premises and equipment		14,672
Gain on sales of assets, net			(703)
Gain on sale of real estate	(317,355)
Change in deferred loan costs, net	(33,250)	10,382	(208,089)

Net cash provided by (used in) operating activities	3,374,013	(3,193,212)	2,896,551

Cash flows from investing activities:
Purchases of available-for-sale securities	(24,271,665)	(79,539,532)	(57,786,329)
Proceeds from sales of available-for-sale securities	12,743,644	17,478,773	14,771,292
Proceeds from maturities of available-for-sale securities	28,493,347	54,490,878	64,270,021
Purchases of held-to-maturity securities	(13,595,251)	(78,274,598)
Proceeds from maturities of held-to-maturity securities	20,496,435	1,593,354	105,000
Purchases of Federal Home Loan Bank stock	(830,500)	(297,100)	(14,000)
Purchase of Federal Reserve Bank stock		(45,000)
Loan originations and principal collections, net	(59,357,351)	27,945,033	(13,537,005)
Recoveries of loans previously charged off	80,368	128,198	244,976
Purchase of loan	(1,500,000)	(2,500,000)
Capital expenditures	(1,808,564)	(277,816)	(267,369)
Proceeds from sales of assets	524,426		73,493
Purchase of life insurance policies	(4,788,636)	(1,000,000)
Redemption of life insurance policy		255,829
Premiums paid on life insurance policies	(66,836)	(66,836)	(88,155)

Net cash (used in) provided by investing activities	(43,880,583)	(60,108,817)	7,771,924

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(continued)

	2004		2003	2002
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts		28,907,762	24,709,699	7,910,066
Net (decrease) increase in time deposits		(28,789)	2,275,434	(10,632,200)
Increase in securities sold under agreements to repurchase		553,274	9,943,208
Proceeds from exercise of stock options		247,018	392,837	989,327
Purchases of treasury stock				(389,375)
Dividends paid		(1,477,023)	(1,450,525)	(1,459,164)

Net cash provided by (used in) financing activities		28,202,242	35,870,653	(3,581,346)

Net (decrease) increase in cash and cash equivalents		(12,304,328)	(27,431,376)	7,087,129
Cash and cash equivalents at beginning of year		22,950,289	50,381,665	43,294,536

Cash and cash equivalents at end of year		$10,645,961	$22,950,289	$50,381,665

Supplemental disclosures:
Mortgages held-for-sale transferred to loans	$		$8,720,980	$307,000
Interest paid		2,599,884	2,875,336	4,520,815
Income taxes paid		743,113	997,311	1,401,788
Equipment transferred to other assets			4,120
Other assets transferred to premises and equipment			5,347

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 and 2002

NOTE 1 - NATURE OF OPERATIONS

Beverly National Corporation (Company) is a state chartered corporation that was organized in 1984 to become the holding company of Beverly National Bank (Bank). The Company’s primary activity is to act as the holding company for the Bank. The Bank is a federally chartered bank, which was founded in 1802 and is headquartered in Beverly, Massachusetts. The Bank operates its business from seven full service branches and two educational banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans. The Bank also operates a trust department that offers fiduciary and investment services.

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

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and Cabot Street Realty Trust and the Bank’s wholly-owned subsidiaries, Beverly Community Development Corporation, Hannah Insurance Agency, Inc. and Beverly National Security Corporation. Cabot Street Realty Trust was formed for the purpose of real estate development. Beverly Community Development Corporation was formed to provide loans to small businesses and individuals in low income census tracts. Hannah Insurance Agency, Inc. was formed to market life insurance, disability insurance and long term care products. During 2004 the Company dissolved one of its subsidiaries, Cabot Street Realty Trust. The Bank also dissolved Beverly Community Development Corporation during 2004. During 2003, Beverly National Security Corporation was established for the exclusive purpose of buying, selling or holding securities. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposit accounts with other banks and federal funds sold.

Cash and due from banks as of December 31, 2004 and 2003 includes $4,300,000 and $9,791,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

SECURITIES:

Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

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

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

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

STOCK BASED COMPENSATION:

At December 31, 2004, the Company has five stock-based employee compensation plans which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option plans except that compensation costs of $5,009 in 2002 were charged against income for the Director’s plan. In addition, $12,500 and $11,250 of compensation cost was recognized in 2004 and 2003, respectively for annual stock awards of 500 shares to an executive officer under his employment agreement. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payments,” to stock-based employee compensation.

	Year Ended December 31
	2004	2003	2002
Net income, as reported	$2,500,390	$2,177,011	$2,381,518
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	47,892	47,892	59,749

Pro forma net income	$2,452,498	$2,129,119	$2,321,769

Earnings per share:
Basic - as reported	$1.35	$1.20	$1.35
Basic - pro forma	$1.33	$1.17	$1.32
Diluted - as reported	$1.30	$1.14	$1.28
Diluted - pro forma	$1.27	$1.12	$1.25

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). This Statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2004:
Debt securities issued by U.S. government corporations and agencies	$10,997,236	$630	$118,596	$10,879,270
Marketable equity securities	571,906	125,769		697,675
Mortgage backed securities	32,767,864	33,574	262,268	32,539,170

	$44,337,006	$159,973	$380,864	$44,116,115

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2003:
Debt securities issued by U.S. government corporations and agencies	$21,238,283	$8,676	$276,667	$20,970,292
Marketable equity securities	756,439	91,065		847,504
Mortgage-backed securities	39,844,896	6,503	586,618	39,264,781

	$61,839,618	$106,244	$863,285	$61,082,577

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity securities:
December 31, 2004:
Debt securities issued by U.S. government corporations and agencies	$38,011,806	$58,816	$132,422	$37,938,200
Debt securities issued by states of the United States and political subdivisions of the states	1,932,265	30,266		1,962,531
Debt securities issued by foreign governments	500,000		2	499,998
Mortgage-backed securities	30,268,848	68,605	95,930	30,241,523

	$70,712,919	$157,687	$228,354	$70,642,252

December 31, 2003:
Debt securities issued by U.S. government corporations and agencies	$43,775,027	$164,428	$170,400	$43,769,055
Debt securities issued by states of the United States and political subdivisions of the states	1,937,250	27,253		1,964,503
Debt securities issued by foreign governments	500,000			500,000
Mortgage-backed securities	31,489,015	226,120	37,997	31,677,138

	$77,701,292	$417,801	$208,397	$77,910,696

The scheduled maturities of debt securities were as follows as of December 31, 2004:

	Available-For-Sale	Held-To-Maturity
	Fair Value	Amortized Cost Basis	Fair Value
Due within one year	$	$100,000	$100,000
Due after one year through five years	10,879,270	37,887,087	37,804,757
Due after five years through ten years		2,456,984	2,495,972
Mortgage-backed securities	32,539,170	30,268,848	30,241,523

	$43,418,440	$70,712,919	$70,642,252

Proceeds from sales of available-for-sale securities in 2004, 2003 and 2002 amounted to $12,743,644, $17,478,773 and $14,771,292, respectively. Gross realized gains and losses in the year ended December 31, 2004 were $72,861 and $0, respectively. The tax expense applicable to the realized gains amounted to $29,822 for the year ended December 31, 2004. Gross realized gains and losses in the year ended December 31, 2003 were $248,607 and $625, respectively. The tax expense applicable to these net realized gains amounted to $101,499 for the year ended December 31, 2003. Gross realized gains and losses in the year ended December 31, 2002 were $299,567 and $0, respectively. The tax expense applicable to these net realized gains amounted to $122,613 for the year ended December 31, 2002.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of December 31, 2004.

Total carrying amounts of $50,065,122 and $33,720,930 of securities were pledged to secure treasury tax and loan, trust funds and public funds on deposit, and securities sold under agreements to repurchase as of December 31, 2004 and 2003, respectively.

In connection with its supplemental retirement plan described in Note 10, the Company set up a RABBI Trust which includes trading securities. The RABBI Trust is included in other assets on the consolidated balance sheets. The portion of trading gains for the years ended December 31, 2004 and 2003 that relates to trading securities still held at year end amounted to $8,303 and $139,322, respectively. The fair value of trading securities held in the RABBI Trust as of December 31, 2004 and 2003 was $601,397 and $696,189, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2004:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
Debt securities issued by U.S. government corporations and agencies	$31,785,720	$197,898	$1,946,880	$53,120	$33,732,600	$251,018
Federal agency mortgage-backed securities	24,731,509	151,717	12,978,773	206,481	37,710,282	358,198
Debt securities issued by foreign government	99,998	2			99,998	2

Total temporarily impaired securities	$56,617,227	$349,617	$14,925,653	$259,601	$71,542,880	$609,218

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2004 consist primarily of debt securities issued by U.S. government corporations and agencies with strong credit ratings. The unrealized losses in the above table are attributable to changes in market interest rates. Company management does not intend to sell these securities in the near term future, and due to the securities relative short duration, anticipates that the unrealized losses that currently exist will be reduced going forward.

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

	2004	2003
Commercial, financial and agricultural	$45,519,751	$34,787,962
Real estate - construction and land development	5,785,885	4,408,975
Real estate - residential	83,954,297	63,345,679
Real estate - commercial	87,365,949	59,195,713
Consumer	6,535,752	7,233,142
Other	6,997,635	6,972,233

	236,159,269	175,943,704
Allowance for loan losses	(2,181,257)	(2,182,675)
Deferred loan costs, net	683,877	650,627

Net loans	$234,661,889	$174,411,656

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2004	2003	2002
Balance at beginning of period	$2,182,675	$2,012,578	$1,996,376
Loans charged off	(641,786)	(78,101)	(532,664)
Provision for loan losses	560,000	120,000	303,890
Recoveries of loans previously charged off	80,368	128,198	244,976

Balance at end of period	$2,181,257	$2,182,675	$2,012,578

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2004. Total loans to such persons and their companies amounted to $327,496 as of December 31, 2004. During 2004 principal payments and advances totaled $226,178 and $327,496, respectively.

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

	2004		2003
Nonaccrual loans		$528,755		$1,006,740

Accruing loans which are 90 days or more overdue	$		$

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows:

	December 31,
	2004		2003
	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses
Loans for which there is a related allowance for credit losses	$35,486	$4,000	$866,237	$526,000
Loans for which there is no related allowance for credit losses	352,403		0

Totals	$387,889	$4,000	$866,237	$526,000

	2004	2003	2002
Average recorded investment in impaired loans during the year ended December 31	$654,060	$585,988	$512,703

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

	2004	2003	2002
Total recognized	$11,542	$26,174	$27,599

Amount recognized using a cash-basis method of accounting	$11,542	$26,174	$27,599

No valuation allowance for the carrying amount of mortgage servicing rights at December 31, 2004 and 2003 was recorded because management estimated that there was no impairment in the carrying amount of those rights. The fair values of these rights approximated their carrying amount. Changes in mortgage servicing rights, which are included in other assets, were as follows for the years ended December 31:

	2004	2003	2002
Balance at beginning of period	$252,792	$293,098	$218,010
Capitalized mortgage servicing rights	18,751	184,250	186,638
Amortization	(69,525)	(224,556)	(111,550)

Balance at end of period	$202,018	$252,792	$293,098

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2004	2003
Land	$364,245	$421,077
Buildings	4,172,059	4,496,139
Furniture and equipment	4,362,356	3,782,332
Leasehold improvements	2,987,484	1,776,031
Construction in progress	11,222	10,060

	11,897,366	10,485,639
Accumulated depreciation and amortization	(7,080,589)	(6,659,985)

	$4,816,777	$3,825,654

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $610,371, $671,298 and $672,578, respectively.

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more were $12,414,062 and $10,152,690 as of December 31, 2004 and 2003, respectively.

For time deposits as of December 31, 2004, the scheduled maturities for the years ended December 31, are:

2005	$41,918,928
2006	10,151,465
2007	5,204,220
2008	1,459,886
2009	3,000

$58,737,499

Deposits from related parties held by the Company as of December 31, 2004 and 2003 amounted to $2,299,186 and $3,016,444, respectively.

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The securities sold under agreements to repurchase as of December 31, 2004 are securities sold on a short term basis by the Bank that have been accounted not as sales but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. Government Corporations. The securities were held in the Bank’s safekeeping account at the Federal Reserve Bank under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 8 - INCOME TAXES

The components of the income tax expense are as follows for the years ended December 31:

	2004	2003	2002
Current:
Federal	$634,980	$1,142,902	$1,121,772
State	109,340	471,488	479,032

	744,320	1,614,390	1,600,804

Deferred:
Federal	293,235	(216,939)	(188,114)
State	69,073	(81,120)	(78,389)

	362,308	(298,059)	(266,503)

Total income tax expense	$1,106,628	$1,316,331	$1,334,301

The reasons for the difference between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2004	2003	2002
	% of Income	% of Income	% of Income
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(6.2)	(4.2)	(4.7)
Dividends paid to ESOP	(.9)	(1.0)	(.9)
Unallowable expenses	.5	.4	.3
Other		1.1
State tax, net of federal tax benefit	3.3	7.4	7.2

Effective tax rates	30.7%	37.7%	35.9%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$760,259	$740,335
Deferred compensation	683,884	641,845
Accrued retirement benefits	142,398	136,098
Accrued interest on nonperforming loans	44,067	24,605
Accrued pension expense		318,610
Net unrealized loss on available-for-sale securities	90,411	309,858

Gross deferred tax assets	1,721,019	2,171,351

Deferred tax liabilities:
Accelerated depreciation	154,518	97,127
Loan origination fees and costs, net	278,461	265,065
Prepaid pension	74,800
Other adjustments	28,963	22,346
Mortgage servicing rights	21,219	42,000

Gross deferred tax liabilities	557,961	426,538

Net deferred tax assets	$1,163,058	$1,744,813

Deferred tax assets as of December 31, 2004 and 2003 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 2004, the Company had no operating loss and tax credit carryovers for tax purposes.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: dividend yield of 4.4%; expected volatility of 11.6%; risk-free interest rate of 4.4% and expected life of 4.7 years.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2004, 2003 and 2002 and changes during the years ending on those dates is presented below:

	2004		2003		2002
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	170,091	$12.67	227,709	$11.89	313,026	$9.61
Granted					42,425	17.80
Exercised	(28,738)	8.60	(45,753)	8.59	(123,887)	7.99
Forfeited	(4,390)	10.03	(11,865)	13.48	(3,855)	15.70

Outstanding at end of year	136,963	13.61	170,091	12.67	227,709	11.89

Options exercisable at year-end	94,255	$13.80	101,344	$12.82	120,401	$7.98
Weighted-average fair value of options granted during the year	N/A		N/A		$1.42

The following table summarizes information about fixed stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of 12/31/04	Weighted- Average Exercise Price
$7.29 - 7.79	15,480	1.14 years	$7.35	10,550	$7.35
8.21 - 8.57	9,471	1.48 years	8.42	6,889	8.44
9.67	14,060	2.00 years	9.67	8,852	9.67
13.36 - 13.40	31,657	3.93 years	13.38	23,719	13.37
14.52	9,870	5.00 years	14.52	4,515	14.52
15.69 - 15.76	20,840	3.21 years	15.70	13,595	15.70
16.67	23,085	2.10 years	16.67	13,635	16.67
20.50	12,500	1.50 years	20.50	12,500	20.50

	136,963	2.69 years	13.61	94,255	13.80

NOTE 10 - EMPLOYEE BENEFITS OTHER THAN POSTRETIREMENT, MEDICAL AND LIFE INSURANCE BENEFITS

Defined benefit pension plan

On December 20, 2001 the Company amended its defined benefit pension plan effective January 1, 1997. The amendment changed the plan to be a “safe harbor plan” and provide benefits equal to 1.45% of final average pay per year of service plus ..65% of final average pay in excess of covered compensation per year of service, not to exceed 30 years of service. The amendment created a prior service cost of $937,543 that is being amortized over the average remaining working lifetime of the participants. The plan covers substantially all full time employees who meet certain eligibility requirements. Prior to the amendment the benefits paid were based on 2 1/2% of the final average salary for each of the first 20 years of service plus an additional 1% for each of the next 10 years of service less 1 2/3% of the member’s social security benefit for each year of service (maximum 30 years).

The following tables set forth information about the plan, using a measurement date of December 31, as of December 31 and the years then ended:

	2004	2003	2002
Change in projected benefit obligation:
Benefit obligation at beginning of year	$7,719,613	$7,210,815	$6,726,827
Service cost	307,539	295,657	258,018
Interest cost	519,991	496,765	463,594
Benefits paid	(331,206)	(320,879)	(304,033)
Liability loss	186,209	37,255	66,409

Benefit obligation at end of year	8,402,146	7,719,613	7,210,815

Change in plan assets:
Plan assets at estimated fair value at beginning of year	5,714,880	4,543,297	5,598,997
Employer contribution	1,093,258	497,956
Actual return on plan assets	450,567	994,506	(751,667)
Benefits paid	(331,206)	(320,879)	(304,033)

Fair value of plan assets at end of year	6,927,499	5,714,880	4,543,297

Funded status	(1,474,647)	(2,004,733)	(2,667,518)
Unrecognized net loss	860,455	612,663	1,200,375
Unrecognized prior service cost	797,732	852,709	907,686
Unamortized net asset existing at date of adoption of SFAS No. 87			(16,725)

Prepaid (accrued) benefit cost included in other asset (liabilities)	$183,540	$(539,361)	$(576,182)

Amounts recognized in the balance sheet as of December 31, consist of:
Prepaid (accrued) benefit cost	$183,540	$(539,361)	$(576,182)
Accrued benefit liability			(1,053,825)
Intangible asset			907,686
Accumulated other comprehensive loss			146,139

Net amount recognized	$183,540	$(539,361)	$(576,182)

The accumulated benefit obligation for the defined benefit pension plan was $6,632,613 and $6,046,596 at December 31, 2004 and 2003, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.75% and 4.50% for 2004 and 7.0% and 4.5% for 2003, respectively.

Components of net periodic cost:

	2004	2003	2002
Service cost	$307,539	$295,657	$258,018
Interest cost on benefit obligation	519,991	496,765	463,594
Expected return on assets	(512,150)	(408,967)	(504,147)
Amortization of prior service cost	54,977	54,977	54,977
Amortization of net transition asset		(16,725)	(26,547)
Amortization of net loss (gain) from earlier periods		39,428

Net periodic cost	$370,357	$461,135	$245,895

For the years ended December 31, 2004, 2003 and 2002, the assumptions used to determine the net periodic cost are as follows:

	Years Ended December 31,
	2004	2003	2002
Discount rate	6.75%	7.00%	7.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Annual salary increase	4.50%	4.50%	4.50%

The expected long-term rate of return on plan assets for the pension plan is based on historical returns on plan assets, current and future asset allocations, and Company management’s outlook for long-term interest rates.

Plan Assets

The Company’s pension plan asset allocations by asset category are as follows:

	December 31, 2004		December 31, 2003
	Fair Value	Percent	Fair Value	Percent
Money market securities	$883,893	12.8%	$168,128	2.9%
Fixed income securities	1,958,271	28.3	1,925,430	33.7%
Equity securities	4,085,335	58.9	3,621,322	63.4%

Total	$6,927,499	100.0%	$5,714,880	100.0%

The plan’s investments are managed in accordance with the Bank’s Trust Department investment management policies and procedures. To achieve the Company’s investment objectives, assets within the plan are allocated among a number of asset classes to ensure a proper level of diversification, risk, return and liquidity. The plan’s investment portfolio is managed under a “balanced” asset allocation objective, and as of December 31, 2004 the allocation guidelines are as follows:

	Range	Long-Term Target
Equity securities	50% to 70%	60%
Fixed income securities	30% to 50%	35%
Money market investments	0% to 5%	5%

There were no securities of the Company and related parties included in plan assets as of December 31, 2004 and 2003.

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and in the aggregate five years thereafter:

2005	$337,000
2006	334,000
2007	328,000
2008	346,000
2009	386,000
2010 - 2014	2,181,000

The Company expects to contribute $800,000 to its pension plan in 2005.

Supplemental Retirement Plan

On December 24, 1996 the Company adopted a Supplemental Retirement Plan for two executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Company’s retirement plan for employees.

The following tables set forth information about the plan as of December 31 and the years then ended:

	2004	2003	2002
Changes in projected benefit obligation:
Benefit obligation at beginning of year	$1,266,606	$1,300,590	$1,174,006
Service cost			23,508
Interest cost	88,662	91,041	89,814
Benefit paid	(123,229)	(123,230)	(53,120)
Actuarial loss (gain)	19,307	(1,795)	66,382

Benefit obligation at end of year	1,251,346	1,266,606	1,300,590
Plan assets	0	0	0

Funded status	(1,251,346)	(1,266,606)	(1,300,590)
Unrecognized net loss	145,968	128,264	168,575

Accrued pension cost included in other liabilities	$(1,105,378)	$(1,138,342)	$(1,132,015)

The accumulated benefit obligation for the supplemental retirement plan was $1,251,346 and $1,266,606 at December 31, 2004 and 2003, respectively.

On November 6, 2001, the Board of Directors of the Company approved a resolution to increase the benefit under the plan to one of the participants. The above tables reflect an increase in the Company’s liability as a result of the resolution.

	2004	2003
Components of net periodic cost:
Interest cost	$88,662	$91,041
Amortization of unrecognized net loss	1,603	38,516

Net periodic pension cost	$90,265	$129,557

Certain assets of the Company, consisting of U.S. Government obligations, corporate bonds, equity instruments and life insurance policies, are in a Rabbi Trust. The Rabbi Trust is used to assist in the administration of the plan and is subject to the claims of creditors in the case of insolvency. The fair value of the assets in the Rabbi Trust amounted to $1,081,089 and $1,166,426 at December 31, 2004 and 2003, respectively. Such assets did not include any securities of the Company. See Note 3.

The supplemental retirement agreements under the plan provide that the officers do not have any right, title or interest in or to any specified assets of the Company, or any trust or escrow arrangement. In connection with the agreements, the Company established two trust agreements. The trustee of the trusts is another bank.

The discount rate and estimated pay increases used in determining the projected benefit obligation and net periodic pension cost were 6.75% and 0.0% for 2004, 7.0% and 0.0% for 2003 and 7.0% and 0.0% for 2002, respectively.

Estimated future benefit payments are as follows:

2005	$123,229
2006	123,229
2007	123,229
2008	123,229
2009	123,229
2010 - 2014	616,145

Defined contribution plan

Effective January 1, 2002, the Bank merged its profit sharing plan, The Profit-Sharing Plan for Employees of The Beverly National Bank, and its 401(k) plan, the Beverly National Bank 401(k) Retirement Plan and Trust, to form the Beverly National Bank 401(k) Profit Sharing Plan. In the new plan, the Bank’s matching contribution is increased from 3.0% to 4.5% of compensation. Total contributions under this new Plan amounted to $166,535 for 2004, $187,453 for 2003 and $172,088 for 2002, respectively.

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

The Company makes annual contributions to the ESOP in amounts determined by the board of directors, subject to a limitation based on earnings and capital of the Company. Such contributions are first made to permit required payments of amounts due under any acquisition loans. Dividends received by the ESOP on shares of the Company owned by the ESOP are used to repay any acquisition loans or are credited to the accounts of allocated shares. The ESOP may borrow money to purchase shares of the Company. The shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Any debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. ESOP compensation expense totalled $0 in 2004, $0 in 2003 and $88,766 in 2002.

The ESOP shares were as follows as of December 31:

	2004	2003
Allocated shares	121,532	124,800

Total ESOP shares	121,532	124,800

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

The following tables set forth information about the plan, using a measurement date of December 31, as of December 31 and the years then ended:

	2004	2003	2002
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$559,317	$685,020	$659,626
Plan amendment	(22,649)	(83,621)
Service cost	2,215	2,376	1,932
Interest cost	35,633	44,443	48,477
Actuarial gain	(1,860)	(31,931)	40,266
Benefits paid	(51,731)	(56,970)	(65,281)

Benefit obligation at end of year	520,925	559,317	685,020

Fair value of plan assets at end of year	0	0	0

Funded status	(520,925)	(559,317)	(685,020)
Unrecognized net actuarial gain	(76,471)	(75,988)	(44,406)
Unrecognized transition obligation	250,678	303,979	430,500

Accrued benefit cost included in other liabilities	$(346,718)	$(331,326)	$298,926

Components of net periodic cost:

	2004	2003	2002
Service cost	$2,215	$2,376	$1,932
Interest cost on benefit obligation	35,633	44,443	48,477
Amortization of prior service cost	30,652	42,900	42,900
Amortization of actuarial gain	(1,377)	(349)	(736)

Net periodic cost	$67,123	$89,370	$92,573

	2004	2003	2002
Assumptions:
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	6.75%	7.00%
Weighted-average assumption used to determine net periodic cost for years ended December 31:
Discount rate	7.00%	7.00%	7.50%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	5.50%
Year that the rate reaches the ultimate trend rate	N/A	2006

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	0	0
Effect on postretirement benefit obligation	0	0

The Company expects to contribute $63,571 to its postretirement benefits other than pension plan.

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and in the aggregate the five years thereafter:

2005	$63,571
2006	58,631
2007	56,140
2008	53,647
2009	51,113
2010 - 2014	217,599

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated under various lease agreements covering branch offices and ATM locations. The terms expire between February 29, 2005 and December 31, 2029. Options to renew for additional terms are included under the operating lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2004:

2005	$413,377
2006	367,026
2007	268,160
2008	265,160
2009	273,230
Years thereafter	3,536,146

Total minimum lease payments	$5,123,099

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $345,271 for 2004, $257,826 for 2003 and $239,430 for 2002.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2004 and 2003, the maximum potential amount of the Company’s obligation was $770,005 and $352,226, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Company’s financial instruments are as follows as of December 31:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$10,645,961	$10,645,961	$22,950,289	$22,950,289
Trading securities	601,397	601,397	696,189	696,189
Available-for-sale securities	44,116,115	44,116,115	61,082,577	61,082,577
Held-to-maturity securities	70,712,919	70,642,252	77,701,292	77,910,696
Federal Home Loan Bank stock	1,872,400	1,872,400	1,041,900	1,041,900
Federal Reserve Bank stock	142,500	142,500	142,500	142,500
Loans, net	234,661,889	234,847,000	174,411,656	175,339,000
Mortgages held-for-sale	447,000	453,501
Accrued interest receivable	1,356,474	1,356,474	1,243,694	1,243,694

Financial liabilities:
Deposits	337,159,789	337,480,000	308,280,816	308,736,000
Securities sold under agreements to repurchase	10,496,482	10,496,482	9,943,208	9,943,208

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for trading securities which are included in other assets on the consolidated balance sheets. Accounting policies related to financial instruments are described in Note 2.

	2004	2003
Commitments to originate loans	$6,901,000	$1,290,000
Standby letters of credit	770,005	352,226
Unadvanced portions of loans:
Consumer	2,653,632	2,927,995
Home equity	20,554,975	14,649,356
Commercial lines of credit	25,191,180	14,392,010
Commercial construction	2,753,975	73,700
Residential construction	515,886	802,381

	$59,340,653	$34,487,668

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company’s business activity is with customers located within the state. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 15 - REGULATORY MATTERS

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. As of December 31, 2004 the Bank could declare dividends up to $2,521,889, without the approval of the Comptroller of the Currency.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$30,435	12.24%	$19,897	≥8.0%	N/A
Beverly National Bank	28,343	11.48	19,751	≥8.0	$24,689	≥10.0%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	28,197	11.34	9,948	≥4.0	N/A
Beverly National Bank	26,162	10.60	9,875	≥4.0	14,813	≥6.0

Tier 1 Capital (to Average Assets):
Consolidated	28,197	7.31	15,432	≥4.0	N/A
Beverly National Bank	26,162	6.82	15,340	≥4.0	19,174	≥5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Consolidated	$28,888	15.02%	$15,382	≥8.0%	N/A
Beverly National Bank	26,025	13.71	15,187	≥8.0	$18,984	≥10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	26,664	13.87	7,691	≥4.0	N/A
Beverly National Bank	23,842	12.56	7,594	≥4.0	11,390	≥6.0
Tier 1 Capital (to Average Assets):
Consolidated	26,664	7.78	13,709	≥4.0	N/A
Beverly National Bank	23,842	7.00	13,620	≥4.0	17,025	≥5.0

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

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2004
Basic EPS
Net income and income available to common stockholders	$2,500,390	1,846,249	$1.35
Effect of dilutive securities, options		80,139

Diluted EPS
Income available to common stockholders and assumed conversions	$2,500,390	1,926,388	$1.30

Year ended December 31, 2003
Basic EPS
Net income and income available to common stockholders	$2,177,011	1,813,206	$1.20
Effect of dilutive securities, options		90,148

Diluted EPS
Income available to common stockholders and assumed conversions	$2,177,011	1,903,354	$1.14

Year ended December 31, 2002
Basic EPS
Net income and income available to common stockholders	$2,381,518	1,757,687	$1.35
Effect of dilutive securities, options		102,143

Diluted EPS
Income available to common stockholders and assumed conversions	$2,381,518	$1,859,830	$1.28

NOTE 17 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 18 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements presented are for the Beverly National Corporation (Parent Company Only) and should be read in conjunction with the consolidated financial statements.

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS
Cash	$10,874		$819
Investment in Beverly National Bank	25,976,919		23,365,669
Investment in Cabot Street Realty Trust			634,431
Investment in available-for-sale securities (at fair value)	697,675		717,218
Loans			624,000
Premises and equipment	1,621,413		465,548
Accounts receivable from subsidiaries	19,308		27,630
Interest receivable	627		663
Prepaid and deferred taxes			411,932

Total assets	$28,326,816		$26,247,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued and deferred taxes	$282,656	$
Accrued audit expense	28,580		5,880
Other liabilities	3,545

Total liabilities	314,781		5,880

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, par value $2.50 per share; authorized 2,500,000 shares; issued 1,972,357 shares as of December 31, 2004 and 1,944,879 shares as of December 31, 2003; outstanding, 1,861,332 shares as of December 31, 2004 and 1,832,094 shares as of December 31, 2003	4,930,893		4,862,198
Paid-in capital	6,618,028		6,280,618
Retained earnings	18,097,225		17,073,858
Treasury stock, at cost (111,025 shares as of December 31, 2004 and 112,785 shares as of December 31, 2003)	(1,503,631)		(1,527,461)
Accumulated other comprehensive loss	(130,480)		(447,183)

Total stockholders’ equity	28,012,035		26,242,030

Total liabilities and stockholders’ equity	$28,326,816		$26,247,910

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest and dividend income:
Interest on taxable investment securities	$7,044	$11,344	$12,432
Dividends on marketable equity securities	9,238	8,122	6,538
Interest on loans and receivables from subsidiaries	34,790	47,979	59,037
Dividends from Beverly National Bank	1,473,655	1,444,345	1,358,003

Total interest and dividend income	1,524,727	1,511,790	1,436,010

Other income:
Rental income	36,000	36,000	36,000

Total other income	36,000	36,000	36,000

Expenses:
Occupancy expense	16,786	16,786	16,786
Professional fees	66,501	95,264	145,633
Other expense	38,794	45,474	54,717

Total expenses	122,081	157,524	217,136

Income before income tax benefit and equity in undistributed net income of subsidiaries	1,438,646	1,390,266	1,254,874
Income tax benefit	(46,230)	(54,996)	(69,717)

Income before equity in undistributed net income of subsidiaries	1,484,876	1,445,262	1,324,591

Equity in undistributed net income of subsidiaries:
Beverly National Bank	815,046	702,894	1,003,949
Cabot Street Realty Trust	200,468	28,855	52,978

Total equity in undistributed net income of subsidiaries	1,015,514	731,749	1,056,927

Net income	$2,500,390	$2,177,011	$2,381,518

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$2,500,390	$2,177,011	$2,381,518
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiaries	(1,015,514)	(731,749)	(1,056,927)
Increase (decrease) in accrued expenses	11,400	(8,920)	(3,800)
Depreciation expense	16,786	16,786	16,786
Decrease (increase) in dividend receivable	523	(523)
Change in accounts receivable from subsidiaries	8,322
Compensation expense relating to grants of common stock at prices less than market value			5,009
Stock award	12,500	11,250
Change in prepaid and deferred taxes	573,329	397,821	(65,530)
(Increase) decrease in interest receivable	(487)	765	2,017

Net cash provided by operating activities	2,107,249	1,862,441	1,279,073

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,005,254)	(1,028,000)	(1,121,500)
Proceeds from sales of available-for-sale securities	1,059,500	1,617,000	415,000
Additional investment in subsidiary	(1,545,435)	(1,500,000)
Loan originations and principal collections, net	624,000	107,000	265,000

Net cash used in investing activities	(867,189)	(804,000)	(441,500)

Cash flows from financing activities:
Proceeds from exercise of stock options	247,018	392,837	989,327
Purchases of treasury stock			(389,375)
Dividends paid	(1,477,023)	(1,450,525)	(1,459,164)

Net cash used in financing activities	(1,230,005)	(1,057,688)	(859,212)

Net increase (decrease) in cash and cash equivalents	10,055	753	(21,639)
Cash and cash equivalents at beginning of year	819	66	21,705

Cash and cash equivalents at end of year	$10,874	$819	$66

Supplemental disclosure:
Income taxes received	$(627,881)	$(452,817)	$(4,187)

The Parent Only Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002, and therefore are not reprinted here.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the Company’s two (2) most recent fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based solely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on their evaluation, as of December 31, 2004, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors and Executive Officers of the Company is omitted from this Report and is contained in the Company’s definitive proxy statement filed within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s Chief (Principal) Executive Officer and Chief (Principal) Financial Officer. Any person, without charge, upon request, may obtain such Code of Ethics by writing to Peter Simonsen, Beverly National Corporation, 240 Cabot Street, Beverly, Massachusetts 01915.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding Executive Compensation is omitted from this Report and is contained in the Company’s definitive proxy statement filed within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholders is omitted from this Report and is contained in the Company’s definitive proxy statement filed within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding Certain Relationships and Related Transactions is omitted from this Report and is contained in the Company’s definitive proxy statement filed within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding Principal Accounting Fees and Services is omitted from this Report as the Company has filed its definitive proxy statement within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) EXHIBIT INDEX

3.1	Articles of Organization of Corporation, as Amended	(1)

3.2	By-Laws of Corporation, as Amended	(2)

10.1	Indenture dated as of January 21, 1976 between Benjamin Brown and Virgil C. Brink, Trustees of Y & M Trust, and Beverly National Bank	(3)

10.2	1987 Incentive Stock Option Plan for Key Employees	(4)

10.3	1987 Directors’ Plan, as amended	(5)

10.4	Employment Agreement dated May 31, 1991 between Beverly National Corporation and Lawrence M. Smith, as amended on February 6, 2002	(6)

10.5	Severance Agreement dated July 8, 1987 between Beverly National Corporation and Lawrence M. Smith	(7)

10.6	Beverly National Corporation Plan for Severance Compensation After Hostile Takeover	(8)

10.7	Employment Agreement between Beverly National Corporation and Julia L. Robichau dated December 24, 1996	(9)

10.8	Change in Control Agreement between Beverly National Corporation and Julie L. Robichau dated December 24, 1996	(10)

10.9	Consulting Agreement between Beverly National Corporation and Julia L. Robichau dated December 24, 1996	(11)

10.10	Supplemental Executive Retirement Agreement between Beverly National Corporation and Lawrence M. Smith dated December 24, 1996, as amended on Feb. 6, 2002	(12)

10.11	Supplemental Executive Retirement Agreement between Julia L. Robichau dated December 24, 1996	(13)

10.12	1996 Incentive Stock Option Plan for Key Employees	(14)

10.13	1998 Incentive Stock Option Plan for Key Employees	(15)

10.14	1998 Directors Plan	(16)

10.15	Lawrence M. Smith Contract Extension	(17)

10.16	Julia L. Robichau Amendment to Consulting Agreement	(18)

10.17	Julia L. Robichau Amendment to Supplemental Executive Retirement Agreement	(19)

10.18	First Amendment to Change and Control Agreement between Beverly National Corporation and Lawrence M. Smith	(20)

10.19	First Amendment to Split Dollar Agreement between Beverly National Corporation and Lawrence M. Smith	(21)

10.20	Change in Control Agreement between Beverly National Corporation and Peter E. Simonsen dated February 23, 2000	(22)

10.21	Employment Agreement between Beverly National Corporation and Peter E. Simonsen dated February 23, 2000	(23)

10.22	Change in Control Agreement between Beverly National Corporation and James E. Rich, Jr. dated February 23, 2000	(24)

10.23	Employment Agreement between Beverly National Corporation and James E. Rich, Jr. dated February 23, 2000	(25)

10.24	Change in Control Agreement between Beverly National Corporation and Deborah A. Rosser dated February 23, 2000	(26)

10.25	Employment Agreement between Beverly National Corporation and Deborah A. Rosser dated February 23, 2000	(27)

10.26	Change in Control Agreement between Beverly National Corporation and Paul J. Germano dated February 23, 2000	(28)

10.27	Employment Agreement between Beverly National Corporation and Paul J. Germano dated February 23, 2000	(29)

10.28	Employment Agreement between Beverly National Corporation and Donat A. Fournier dated July 29, 2002	(30)

10.29	Change in Control Agreement with Donat A. Fournier dated July 29, 2002	(31)

10.30	First Amendment to the Amended and Restated Supplemental Executive Retirement Agreement dated December 24, 1996 between Beverly National Corporation and Lawrence M. Smith dated June 27, 2002	(32)

10.31	Employment Agreement dated May 31, 1991, as amended December 22, 1998 and February 6, 2002 between Beverly National Corporation and Lawrence M. Smith dated June 27, 2002	(33)

10.32	Employment Agreement between Beverly National Corporation and John Putney dated October 6, 2003	(34)

10.33	Change in Control Agreement with John Putney dated October 6, 2003	(35)

10.34	Change in Control Agreement with John L. Good, III dated June 14, 2004	(36)

10.35	Employment Agreement between Beverly National Corporation and John L. Good, III dated June 14, 2004	(37)

10.36	Supplemental Executive Retirement Plan with Donat A. Fournier dated August 11, 2003	(38)

10.37	Form of Group Term Insurance Carve Out Plan dated June 18, 2004	(39)

21.	Subsidiaries of Corporation	(40)

23.	Consent of Shatswell, MacLeod & Company, P.C.	(41)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)	(42)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)	(43)

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(44)

EXHIBITS

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

(4) Incorporated herein by reference to Exhibit 4(a) to the Corporation’s Registration Statement on Form S-8 (No. 33-347) filed on January 22, 1996.

(5) Incorporated herein by reference to Exhibit 4(b) to the Corporation’s Registration Statement on Form S-8 (No. 33-347) filed on January 22, 1996.

(6) Incorporated herein by reference to Exhibit 10.4 to the Annual Report 10-KSB for December 31, 1991.

(7) Incorporated herein by reference to exhibits filed as part of Corporation’s Registration Statement on Form S-18 (file No. 33-22224-B filed with the Commission on July 9, 1988).

(8) Incorporated herein by reference to exhibits filed as part of Corporation’s Registration Statement on Form S-18 (file No. 33-22224-B filed with the Commission on July 9, 1988).

(9) Incorporated herein by reference to Exhibit 10.7 to the Annual Report Form 10-KSB for December 31, 1996.

(10) Incorporated herein by reference to Exhibit 10.8 to the Annual Report Form 10-KSB for December 31, 1996.

(11) Incorporated herein by reference to Exhibit 10.9 to the Annual Report Form 10-KSB for December 31, 1996.

(12) Incorporated herein by reference to Exhibit 10.10 to the Annual Report Form 10-KSB for December 31, 1996.

(13) Incorporated herein by reference to Exhibit 10.11 to the Annual Report Form 10-KSB for December 31, 1996.

(14) Incorporated herein by reference to Exhibit 10.12 to the Annual Report Form 10-KSB for December 31, 1996.

(15) Incorporated herein by reference to Exhibit 10.13 to the Annual Report Form 10-KSB for December 31, 1999.

(16) Incorporated herein by reference to Exhibit 10.14 to the Annual Report Form 10-KSB for December 31, 1999.

(17) Incorporated herein by reference to Exhibit 10.15 to the Annual Report Form 10-KSB for December 31, 1999.

(18) Incorporated herein by reference to Exhibit 10.16 to the Annual Report Form 10-KSB for December 31, 1999.

(19) Incorporated herein by reference to Exhibit 10.17 to the Annual Report Form 10-KSB for December 31, 1999.

(20) Incorporated herein by reference to Exhibit 10.18 to the Annual Report Form 10-KSB for December 31, 1999.

(21) Incorporated herein by reference to Exhibit 10.19 to the Annual Report Form 10-KSB for December 31, 1999.

(22) Incorporated herein by reference to Exhibit 10.20 to the Annual Report Form 10-KSB for December 31, 1999.

(23) Incorporated herein by reference to Exhibit 10.21 to the Annual Report Form 10-KSB for December 31, 1999.

(24) Incorporated herein by reference to Exhibit 10.22 to the Annual Report Form 10-KSB for December 31, 1999.

(25) Incorporated herein by reference to Exhibit 10.23 to the Annual Report Form 10-KSB for December 31, 1999.

(26) Incorporated herein by reference to Exhibit 10.24 to the Annual Report Form 10-KSB for December 31, 1999.

(27) Incorporated herein by reference to Exhibit 10.25 to the Annual Report Form 10-KSB for December 31, 1999.

(28) Incorporated herein by reference to Exhibit 10.26 to the Annual Report Form 10-KSB for December 31, 1999.

(29) Incorporated herein by reference to Exhibit 10.27 to the Annual Report Form 10-KSB for December 31, 1999.

(30) Incorporated herein by reference to Exhibit 10.28 to the Annual Report Form 10-KSB for December 31, 2002.

(31) Incorporated herein by reference to Exhibit 10.29 to the Annual Report Form 10-KSB for December 31, 2002.

(32) Incorporated herein by reference to Exhibit 10.30 to the Annual Report Form 10-KSB for December 31, 2002.

(33) Incorporated herein by reference to Exhibit 10.31 to the Annual Report Form 10-KSB for December 31, 2002.

(34) Incorporated herein by reference to Exhibit 10.32 to the Annual Report Form 10-KSB for December 31, 2003.

(35) Incorporated herein by reference to Exhibit 10.33 to the Annual Report Form 10-KSB for December 31, 2003.

(36) Incorporated herein by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q for June 30, 2004.

(37) Incorporated herein by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q for June 30, 2004.

(38) Supplemental Executive Retirement Agreement with Donat A. Fournier.

(39) Form of Group Term Insurance Carve Out Plan.

(40) Subsidiaries of Corporation.

(41) Consent of Shatswell, MacLeod & Company, P.C.

(42) Certification of Chief Executive Officer.

(43) Certification of Chief Financial Officer.

(44) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY NATIONAL CORPORATION

Date: March 16, 2005	By:	/s/ DONAT A. FOURNIER
President & CEO and Director, Principal Executive Officer

Date: March 16, 2005	By:	/s/ PETER E. SIMONSEN
Treasurer, Principal Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Capacity

March 15, 2005	/s/ DONAT A. FOURNIER
Donat A. Fournier,
President & CEO & Director, Principal Executive Officer

March 16, 2005	/s/ RICHARD H. BOOTH
Richard H. Booth - Director

March 16, 2005	/s/ NEILAND J. DOUGLAS, JR.
Neiland J. Douglas, Jr. - Director

March 10, 2005	/s/ JOHN N. FISHER
John N. Fisher - Director

March 12, 2005	/s/ MARK B. GLOVSKY
Mark B. Glovsky - Director

March 15, 2005	/s/ ALICE B. GRIFFIN
Alice B. Griffin - Director

March 9, 2005	/s/ SUZANNE S. GRUHL
Suzanne S. Gruhl - Director

March 16, 2005	/s/ ROBERT W. LUSCINSKI
Robert W. Luscinski - Director

Date	Name and Capacity

March 16, 2005	/s/ CLARK R. SMITH
Clark R. Smith - Director

March 16, 2005	/s/ MICHAEL F. TRIPOLI
Michael F. Tripoli - Director

March 16, 2005	/s/ JAMES D. WILTSHIRE
James D. Wiltshire - Director