Form 10-Q
period 2005-03-31
BEVERLY NATIONAL CORP
filed 2005-05-13
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2005

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2005. 1,868,262 shares.

BEVERLY NATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$14,089,743	$10,345,116
Interest bearing demand deposits with other banks	165,203	300,845
Federal Home Loan Bank overnight deposits	900,000	—

Cash and cash equivalents	15,154,946	10,645,961
Investment in available-for-sale securities (at fair value)	41,732,197	44,116,115
Investment in held-to-maturity securities	70,458,782	70,712,919
Federal Home Loan Bank stock, at cost	1,872,400	1,872,400
Federal Reserve Bank stock, at cost	187,500	142,500
Loans, net of the allowance for loan losses of $2,328,298 and $2,181,257, respectively	242,330,969	234,661,889
Mortgages held-for-sale	286,033	447,000
Premises and equipment	4,670,281	4,816,777
Accrued interest receivable	1,479,849	1,356,474
Other assets	9,409,471	9,352,897

Total assets	$387,582,428	$378,124,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$72,719,489	$72,317,274
Interest-bearing	272,933,782	264,842,515

Total deposits	345,653,271	337,159,789
Federal Home Loan Bank advances	6,000,000	—
Securities sold under agreements to repurchase	5,552,376	10,496,482
Other liabilities	2,400,499	2,456,626

Total liabilities	359,606,146	350,112,897

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share; 2,500,000 shares authorized; issued 1,979,167 shares as of March 31, 2005 and 1,972,357 shares as of December 31, 2004; outstanding, 1,868,262 shares as of March 31, 2005 and 1,861,332 shares as of December 31, 2004	4,947,918	4,930,893
Paid-in capital	6,668,205	6,618,028
Retained earnings	18,358,652	18,097,225
Treasury stock, at cost (110,905 shares as of March 31, 2005 and 111,025 shares as of December 31, 2004)	(1,502,006)	(1,503,631)
Accumulated other comprehensive loss	(496,487)	(130,480)

Total stockholders’ equity	27,976,282	28,012,035

Total liabilities and stockholders’ equity	$387,582,428	$378,124,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Interest and dividend income:
Interest and fees on loans	$3,544,397	$2,559,326
Interest on debt securities:
Taxable	1,011,118	1,008,486
Tax-exempt	21,085	15,918
Dividends on marketable equity securities	2,169	3,486
Other interest	8,248	6,436

Total interest and dividend income	4,587,017	3,593,652

Interest expense:
Interest on deposits	750,716	564,104
Interest on Federal Home Loan Bank advances and other borrowed funds	81,756	33,375

Total interest expense	832,472	597,479

Net interest and dividend income	3,754,545	2,996,173
Provision for loan losses	140,000	60,000

Net interest and dividend income after provision for loan losses	3,614,545	2,936,173

Noninterest income:
Income from fiduciary activities	422,553	412,318
Fees from sale of non-deposit products	64,265	—
Service charges on deposit accounts	136,934	154,753
Other deposit fees	127,060	122,446
Gains on sales of securities, net	—	59,452
Gains on sales of loans, net	—	28,209
Income on cash surrender value of life insurance	52,913	43,932
Other income	122,023	123,425

Total noninterest income	925,748	944,535

Noninterest expense:
Salaries and employee benefits	2,159,817	1,885,983
Director fees	74,848	62,968
Occupancy expense	386,963	269,468
Equipment expense	105,194	110,543
Contributions	2,814	9,701
Data processing fees	148,812	147,051
Marketing and public relations	63,904	77,098
Stationery and supplies	67,392	58,714
Professional fees	115,593	152,032
Other expense	512,499	438,427

Total noninterest expense	3,637,836	3,211,985

Income before income taxes	902,457	668,723
Income taxes	267,656	186,012

Net Income	$634,801	$482,711

Earnings per share:
Weighted average shares outstanding	1,866,991	1,835,953

Weighted average diluted shares outstanding	1,931,632	1,920,479

Earnings per common share	$0.34	$0.26
Earnings per common share, assuming dilution	$0.33	$0.25
Dividends per share	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$634,801	$482,711
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	91,306	230,140
Gains on sales of securities, net	—	(59,452)
Provision for loan losses	140,000	60,000
Change in deferred loan costs, net	(4,597)	(7,420)
Net decrease (increase) in mortgages held-for-sale	160,967	(1,220,671)
Depreciation and amortization	164,690	151,790
Increase in interest receivable	(123,375)	(71,424)
Decrease (increase) in prepaid expenses	23,801	(2,605)
Decrease in mortgage servicing rights	18,315	11,060
Decrease in prepaid taxes	124,161	—
Increase in cash surrender value of life insurance	(52,913)	(43,932)
Decrease in RABBI Trust trading securities	35,623	19,391
Increase in other assets	(18,303)	(8,075)
Increase (decrease) in interest payable	27,230	(7,165)
(Decrease) increase in accrued expenses	(162,913)	48,907
Increase in tax payable	49,038	31,180
Increase (decrease) in other liabilities	30,518	(12,071)

Net cash provided by (used in) operating activities	1,138,349	(397,636)

Cash flows from investing activities:
Purchases of available-for-sale securities	(91,747)	(127,330)
Proceeds from sales of available-for-sale securities	—	10,349,168
Proceeds from maturities of available-for-sale securities	1,846,173	11,694,137
Purchases of held-to-maturity securities	(1,000,000)	(1,999,465)
Proceeds from maturities of held-to-maturity securities	1,239,058	7,545,590
Purchase of Federal Reserve Bank stock	(45,000)	—
Loan originations and principal collections, net	(7,817,148)	(3,952,322)
Recoveries of loans previously charged off	12,665	3,918
Capital expenditures	(18,194)	(98,382)
Purchase of life insurance policies	—	(4,788,636)

Net cash (used in) provided by investing activities	(5,874,193)	18,626,678

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	7,077,646	(6,482,551)
Net increase in time deposits	1,415,836	2,321,442
Net increase in Federal Home Loan Bank advances	6,000,000	—
(Decrease) increase in securities sold under agreements to repurchase	(4,944,106)	3,701,874
Proceeds from exercise of stock options	68,827	74,264
Dividends paid	(373,374)	(366,996)

Net cash provided by (used in) financing activities	9,244,829	(751,967)

Net increase in cash and cash equivalents	4,508,985	17,477,075
Cash and cash equivalents at beginning of year	10,645,961	22,950,289

Cash and cash equivalents at March 31	$15,154,946	$40,427,364

Supplemental disclosures:
Mortgages held-for-sale transferred to loans	$—	$1,220,671
Interest paid	805,242	604,644
Income taxes paid	94,912	157,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments that are necessary to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 2005.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	EARNINGS PER SHARE

Earnings per share (“EPS”) calculations are based on the weighted-average number of common shares outstanding during the period.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, referred to as variable interest entities. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) (“FIN 46(R)”). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company was required to apply FIN 46(R) to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46(R), the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106” (“SFAS No. 132 (revised)”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132 (revised) retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,”

which it replaces. It requires additional disclosures to those in the original SFAS No. 132 (revised) about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (revised) is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of SFAS No. 132 (revised) did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”) “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires that loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payments” (“SFAS No. 123R”). This Statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS No. 123R was effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, since the issuance of SFAS No. 123R, the SEC has delayed the effective date. The new effective date for the Company is January 1, 2006. The Company does not believe the adoption of SFAS No. 123R will have a material impact on the Company’s financial position or results of operations.

5.	STOCK BASED COMPENSATION

At March 31, 2005, the Company has five stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments”, to stock-based employee compensation.

	For the Three Months Ended March 31,
	2005	2004
Net income, as reported	$634,801	$482,711
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11,973	11,973

Pro forma net income	$622,828	$470,738

Earnings per share:
Basic – as reported	$.34	$.26
Basic – pro forma	$.33	$.26
Diluted – as reported	$.33	$.25
Diluted – pro forma	$.32	$.25

6.	PENSION BENEFITS

The following summarizes the net periodic cost for the three months ended March 31:

	For the Three Months Ended March 31,
	2005	2004
Service cost	$96,587	$73,482
Interest cost on benefit obligation	137,004	132,494
Expected return on assets	(152,035)	(118,427)
Amortization of prior service cost	13,744	13,744
Recognized net actuarial loss	0	2,694

Net periodic benefit cost	$95,300	$103,987

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, which are contained in the Form 10-K for the period then ended, that it expected pension plan contributions to be $800,000 in 2005. During the first quarter of 2005, no contribution to the pension plan was required.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following discussion includes Beverly National Corporation (“Company”) and its subsidiary, Beverly National Bank (“Bank”) and the Bank’s wholly owned subsidiaries, Hannah Insurance Agency, Inc. (“Hannah”) and Beverly National Security Corporation (“BNSC”). Hannah was established to sell annuities, life, long-term and disability insurance. BNSC was established for the buying, selling and holding of securities.

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

Summary

Net interest and dividend income increased $758,372 and non-interest income decreased $18,787 during the three months ended March 31, 2005, as compared with the three months ended March 31, 2004. Non-interest expense increased $425,851 as compared to the corresponding period in 2004. Income tax expense increased $81,644 as compared to the corresponding period in 2004. As a result, the Company’s net income for the three months ended March 31, 2005 was $634,801, as compared to net income of $482,711 for the three-month period ended March 31, 2004. This is an increase of $152,090, or 31.5%. Basic earnings per share totaled $0.34 for the three months ended March 31, 2005, as compared to basic earnings per share of $0.26 for the three months ended March 31, 2004. On a fully diluted basis, earnings per share for the first three months of 2005 amounted to $0.33, as compared with $0.25 for the same period in 2004. The Company declared and paid a quarterly dividend of $0.20 per share in January 2005, which was the same as the amount paid for the comparable period in 2004.

During the first three months of 2005, the Company’s total assets grew $9,457,496 and amounted to $387,582,428 at March 31, 2005. Cash and cash equivalents increased $4,508,985, or 42.4%, as compared to December 31, 2004. Advances from the Federal Home Loan Bank amounted to $6,000,000 at March 31, 2005, as compared to $0 at December 31, 2004. Securities sold under agreements to repurchase decreased from $10,496,482 at December 31, 2004 to $5,552,376 at March 31, 2005.

Net Interest and Dividend Income

Net interest and dividend income after provision for loan losses for the three months ended March 31, 2005 totaled $3,614,545, representing an increase of $678,372, or 23.1%, from the same period in 2004. Total interest and dividend income equaled $4,587,017 for the three months ended March 31, 2005, representing an increase of $993,365, or 27.6%, from the same period in 2004. Interest and fees on loans for the three months ended March 31, 2005 totaled $3,544,397, representing an increase of $985,071, or 38.5%, from the same period in 2004. This increase is mainly attributable to the increase in the size of the loan portfolio. Interest and dividends on taxable securities for the three months ended March 31, 2005 totaled $1,011,118, basically unchanged from the same period in 2004.

Deposit interest expense equaled $750,716 for the three months ended March 31, 2005, an increase of $186,612, or 33.1%, as compared to the same period in 2004. This was due to both the increase in total deposits and increases in interest rates paid on deposits, as in the current rate environment. The Bank raised interest rates on core deposits during the first quarter of 2005 in order to keep the rates competitive for its deposit base in the local market.

Interest on borrowings totaled $81,756 for the three months ended March 31, 2005 as compared to $33,375 for the same time period in 2004, primarily due to the FHLB borrowings in the 2005 period.

The Bank’s net interest margin for the three months ended March 31, 2005 was 4.10%, compared to 3.88% for the three months ended March 31, 2004.

Non-interest Income

Non-interest income totaled $925,748 for the three months ended March 31, 2005, a decrease of $18,787, or 2.0%, from the three months ended March 31, 2004. Income from fiduciary activities totaled $422,553 for the three months ended March 31, 2005, an increase of $10,235, or 2.5%, as compared to $412,318 for the three months ended March 31, 2004. Income from sale of non-deposit products totaled $64,265 for the three months ended March 31, 2005, as compared to $0 for the three months ended March 31, 2004 due to the introduction of a new product line. Service charges on deposit accounts decreased $17,819, or 11.5%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. There were no gains or losses on sales of securities during the first three months of 2005 as compared to gains on sales of securities of $59,452 for the corresponding period in 2004. Due to lower mortgage production, there were no gains or losses on loan sales during the first three months of 2005 as compared to gains on sales of loans of $28,209 for the corresponding period in 2004. Income on cash surrender value of life insurance totaled $52,913 for the three months ended March 31, 2005, as compared to $43,932 for the same period in 2004, an increase of $8,981, or 20.4%.

Non-interest Expense

Non-interest expense totaled $3,637,836 for the three months ended March 31, 2005, an increase of $425,851, or 13.3%, as compared to the same time period in 2004. This increase is primarily attributed to increases in salaries and occupancy costs. Salaries and benefits totaled $2,159,817 for the three months ended March 31, 2005, an increase of $273,834, or 14.5%, from the same time period in 2004. This increase is mainly due to increased staff in lending and salary increases, as well as to staff the new Danvers branch. Occupancy expense totaled $386,963 for the three months ended March 31, 2005 as compared to $269,468 for the same period in 2004. This represented an increase of $117,495, or 43.6%, and is primarily attributed to the additional occupancy expenses associated with the new Danvers branch. The costs of equipment totaled $105,194 for the three months ended March 31, 2005, a decrease of $5,349, or 4.8%, as compared to $110,543 for the same period in 2004. Professional fees decreased $36,439, or 24.0%, due to less consulting expenses in connection with the Bank’s retail banking function. Marketing and public relations decreased $13,194, or 17.1%, for the three months ended March 31, 2005 as compared to the same time period in 2004. The total of stationary and supplies, contributions, director fees and other expenses totaled $657,553 for the three months ended March 31, 2005, an increase of $87,743, or 15.4%, as compared to $569,810 for the same period in 2004.

Income Taxes

The income tax provision for the three months ended March 31, 2005 totaled $267,656, in comparison to an income tax provision of $186,012 for the same time period in 2004 due to increased income and/or a higher effective tax rate.

Net Income

Net income amounted to $634,801 for the three months ended March 31, 2005 as compared to net income of $482,711 for the same period in 2004, an increase of $152,090, or 31.5%. This earnings increase is primarily due to the increase in fee and interest income earned on loans during the first three months of 2005 as compared to the corresponding period in 2004, partially offset by increased noninterest expenses and, to a lesser extent, increased interest expenses.

Provision and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for credit losses through charges to earnings. A loan loss provision of $140,000 was made during the three months ended March 31, 2005, as compared to $60,000 for the same period in 2004.

The Bank formally determines the adequacy of the allowance for loan losses on a quarterly basis. This determination is based on an assessment of credit quality or “risk rating” of loans. Loans are initially risk rated when originated and are reviewed periodically. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”). Impaired loans receive individual evaluation of the allowance necessary on a quarterly basis. Impaired loans are defined in the Bank’s Loan Policy as those instances in which it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note.

Commercial loans and residential mortgages are considered to be impaired under any one of the following circumstances: placement on non-accrual status; exceeding 90 days delinquent; troubled debt restructure consummated after December 31, 1994; or classified as “doubtful,” meaning that they have weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

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

At March 31, 2005, the allowance for loan losses totaled $2,328,298, representing 954.5% of non-performing loans. Non-performing loans totaled $243,924, which represented 0.10% of total loans and mortgages held-for-sale. At March 31, 2004, the allowance for loan losses amounted to $1,836,732, representing 385.5% of non-performing loans. At March 31, 2004, non-performing loans totaled $476,407, which represented 0.26% of total loans and mortgages held-for-sale. A total of $5,623 of loans were charged off by the Bank during the first three months of 2005, as compared to $409,862 charged off during the corresponding period in 2004. A total of $12,665 was recovered on previously charged off loans during the three months ended March 31, 2005, as compared to $3,918 recovered during the corresponding period of 2004. Management maintains the adequacy of the allowance through monthly provisions. The amount of the provision is based on changes in economic and real estate market conditions, information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. The overall level of non-performing loans remains low. Accordingly, while the overall quality of the loan portfolio remains strong, management will continue to monitor economic conditions and the performance of the portfolio in order to maintain an adequate allowance for loan losses.

Capital Resources

As of March 31, 2005, the Company had total capital of $27,976,282, a decrease of $35,753, or 0.1% as compared with December 31, 2004. The change in the Bank’s capital reflects the increase in the total net unrealized loss on securities available-for-sale.

Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of March 31, 2005, the Bank’s Tier 1 capital amounted to 6.94% of total assets. At March 31, 2005, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 11.16%, which satisfies the applicable risk-based capital requirements. As of December 31, 2004, the Bank’s Tier 1 capital amounted to 6.82% of average assets and risk-based capital amounted to 11.48% of total risk-based assets.

Generally, bank holding companies are also required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of March 31, 2005, the Company’s Tier 1 capital amounted to 7.34% of total assets. At March 31, 2005, the Company’s ratio of risk-based capital to risk weighted assets amounted to 11.85%, which satisfies the applicable risk-based capital requirements. As of December 31, 2004, the Company’s Tier 1 capital amounted to 7.31% of average assets and risk-based capital amounted to 12.24% of total risk-based assets.

The capital ratios of the Company and the Bank exceed all regulatory requirements, and the Bank is considered “well capitalized” by their federal supervisory agencies.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to $100,000 from the investment securities portfolio at March 31, 2005; additionally, a minimum amount of contractual payments in the amount of $11,468,580 for the mortgage-backed securities portfolio is due within one year at March 31, 2005. Assets such as federal funds sold, mortgages held for sale, payments of mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The Bank’s average net interest margin for the three months ended March 31, 2005 yielded 4.10% in comparison to the 3.88% net interest margin yield for the three months ended March 31, 2004. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

The Company’s Asset/Liability Management Committee, comprised of the President and Chief Executive Officer of the Company, the Executive Vice President and Senior Loan Officer, the Executive Vice President of Retail Banking, and marketing, retail and finance officers, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. This committee meets weekly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions. This Asset/Liability Management Committee reports to the ALCO Committee, which is comprised of several Directors and the President and Chief Executive Officer.

The Company is subject to interest rate risk in the event that rates either increase or decrease. In the event that interest rates increase, the value of net assets (the liquidation value of stockholders’ equity) would decrease because the Company becomes liability sensitive, the assets of the Company extend out, as a result the liabilities will re-price faster than its assets. As of March 31, 2005, it is estimated that an increase in interest rates of 300 basis points (for example, an increase in the prime rate from 5.75% to 8.75%) would decrease the market value capital ratio by 0.85%. If interest rates were to decrease, the value of net assets would increase.

The fluctuation of interest rates also has an effect on the Company’s net interest income. In the event that interest rates decrease by 150 basis points (for example, a decrease in the prime rate from 5.75% to 4.25%) it is estimated that net interest income would decrease by $511,000. If interest rates were to increase 300 basis points, the Company would become “liability sensitive” and net interest income would decrease by $1,578,000.

ITEM 4. CONTROLS AND PROCEDURES.

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

Within 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2005, there were no significant changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the internal control over financial reporting subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II - Other Information

Item 1.	Legal Proceedings		None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		None

Item 3.	Defaults Upon Senior Securities		None

Item 4.	Submission of Matters to a Vote of Security Holders		None

Item 5.	Other Information		None

Item 6.	Exhibits

a. Exhibits

	11.0	Computation of Per Share Earnings

	31.1	Rule 13a-14(a)/15d-14(a) Certification

	31.2	Rule 13a-14(a)/15d-14(a) Certification

	32.0	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: May 13, 2005	By:	/s/ Donat A. Fournier
Donat A. Fournier
President, Chief Executive Officer