Form 10-Q
period 2005-06-30
BEVERLY NATIONAL CORP
filed 2005-08-15
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2005. 1,878,190 shares.

BEVERLY NATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$15,688,610	$10,345,116
Interest bearing demand deposits with other banks	845,352	300,845
Federal Home Loan Bank overnight deposits	454,848	—
Federal funds sold	18,300,000	—

Cash and cash equivalents	35,288,810	10,645,961
Investment in available-for-sale securities (at fair value)	44,313,126	44,116,115
Investment in held-to-maturity securities (at amortized cost)	68,875,255	70,712,919
Federal Home Loan Bank stock, at cost	1,872,400	1,872,400
Federal Reserve Bank stock, at cost	187,500	142,500
Loans, net of the allowance for loan losses of $2,447,730 and $2,181,257, respectively	248,513,314	234,661,889
Mortgages held-for-sale	—	447,000
Premises and equipment	4,697,655	4,816,777
Accrued interest receivable	1,461,423	1,356,474
Other assets	9,546,406	9,352,897

Total assets	$414,755,889	$378,124,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$77,569,013	$72,317,274
Interest-bearing	297,469,937	264,842,515

Total deposits	375,038,950	337,159,789
Securities sold under agreements to repurchase	8,826,651	10,496,482
Other liabilities	2,509,920	2,456,626

Total liabilities	386,375,521	350,112,897

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, $2.50 par value per share; 2,500,000 shares authorized; issued 1,979,167 shares as of June 30, 2005 and 1,972,357 shares as of December 31, 2004; outstanding, 1,868,262 shares as of June 30, 2005 and 1,861,332 shares as of December 31, 2004	4,947,918	4,930,893
Paid-in capital	6,668,205	6,618,028
Retained earnings	18,560,360	18,097,225
Treasury stock, at cost (110,905 shares as of June 30, 2005 and 111,025 shares as of December 31, 2004)	(1,502,006)	(1,503,631)
Accumulated other comprehensive loss	(294,109)	(130,480)

Total stockholders’ equity	28,380,368	28,012,035

Total liabilities and stockholders’ equity	$414,755,889	$378,124,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest and dividend income:
Interest and fees on loans	$3,729,174	$2,720,663	$7,273,571	$5,279,989
Interest on debt securities:
Taxable	1,003,039	979,534	2,014,157	1,988,020
Tax-exempt	17,990	18,057	39,075	33,975
Dividends on marketable equity securities	2,169	3,048	4,338	6,534
Other interest	65,635	35,784	73,883	42,220

Total interest and dividend income	4,818,007	3,757,086	9,405,024	7,350,738

Interest expense:
Interest on deposits	1,074,268	550,752	1,824,984	1,114,856
Interest on Federal Home Loan Bank advances and other borrowed funds	48,231	39,006	129,987	72,381

Total interest expense	1,122,499	589,758	1,954,971	1,187,237

Net interest and dividend income	3,695,508	3,167,328	7,450,053	6,163,501
Provision for loan losses	120,000	70,000	260,000	130,000

Net interest and dividend income after provision for loan losses	3,575,508	3,097,328	7,190,053	6,033,501

Noninterest income:
Income from fiduciary activities	472,076	428,076	894,630	840,394
Fees from sale of non-deposit products	66,693	21,822	130,958	21,822
Service charges on deposit accounts	143,236	159,522	280,170	314,275
Other deposit fees	143,879	145,648	270,939	268,094
Gains on sales of securities, net	—	—	—	59,452
Gains on sales of loans, net	14,358	—	14,358	28,209
Income on cash surrender value of life insurance	50,980	57,120	103,893	101,052
Other income	187,543	122,354	309,565	245,779

Total noninterest income	1,078,765	934,542	2,004,513	1,879,077

Noninterest expense:
Salaries and employee benefits	2,267,488	1,918,379	4,427,304	3,804,362
Director fees	68,570	65,754	143,418	128,722
Occupancy expense	344,239	250,989	731,202	520,457
Equipment expense	106,250	114,585	211,444	225,128
Contributions	32,031	9,487	34,845	19,188
Data processing fees	142,276	132,685	291,088	279,736
Marketing and public relations	121,842	126,283	185,746	203,381
Stationery and supplies	54,196	42,057	121,588	100,771
Professional fees	230,031	155,954	345,624	307,986
Other expense	448,733	453,956	961,233	892,383

Total noninterest expense	3,815,656	3,270,129	7,453,492	6,482,114

Income before income taxes	838,617	761,741	1,741,074	1,430,464
Income taxes	263,256	220,370	530,912	406,382

Net Income	$575,361	$541,371	$1,210,162	$1,024,082

Earnings per share:
Weighted average shares outstanding	1,868,142	1,841,248	1,867,630	1,838,600

Weighted average diluted shares outstanding	1,932,301	1,921,247	1,932,033	1,920,863

Earnings per common share, basic	$0.31	$0.29	$0.65	$0.56
Earnings per common share, assuming dilution	$0.30	$0.28	$0.63	$0.53
Dividends per share	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$1,210,121	$1,024,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	163,744	441,769
Gains on sales of securities, net	—	(59,452)
Provision for loan losses	260,000	130,000
Change in deferred loan costs, net	12,118	(57,447)
Net decrease in mortgages held-for-sale	447,000	—
Depreciation and amortization	315,172	302,151
Increase in interest receivable	(104,949)	(143,221)
Decrease (increase) in prepaid expenses	209,550	(13,260)
Decrease in mortgage servicing rights	36,600	27,235
Increase in cash surrender value of life insurance	(122,574)	(101,052)
Decrease in RABBI Trust trading securities	59,098	57,027
(Increase) decrease in other assets	(372,844)	3,318
Increase (decrease) in interest payable	155,458	(3,528)
Decrease in accrued expenses	(155,761)	(92,031)
Decrease in taxes receivable	78,110	59,710
Increase in other liabilities	53,597	13,926

Net cash provided by operating activities	2,244,440	1,589,227

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,619,166)	(20,950,355)
Proceeds from sales of available-for-sale securities	—	10,359,168
Proceeds from maturities of available-for-sale securities	4,030,579	17,656,292
Purchases of held-to-maturity securities	(1,000,000)	(7,675,506)
Proceeds from maturities of held-to-maturity securities	2,820,418	9,572,749
Purchase of Federal Reserve Bank stock	(45,000)	(290,500)
Loan originations and principal collections, net	(14,138,860)	(25,172,230)
Recoveries of loans previously charged off	15,317	47,110
Capital expenditures	(196,050)	(235,738)
Purchase of life insurance policies	—	(4,788,636)

Net cash used in investing activities	(13,132,762)	(21,477,646)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	21,182,969	2,961,120
Net increase in time deposits	16,696,192	1,672,540
Net increase in Federal Home Loan Bank advances	—	15,000,000
(Decrease) increase in securities sold under agreements to repurchase	(1,669,831)	3,019,481
Proceeds from exercise of stock options	68,827	116,433
Proceeds from issuance of treasury stock	—	5,686
Dividends paid	(746,986)	(735,164)

Net cash provided by financing activities	35,531,171	22,040,096

Net increase in cash and cash equivalents	24,642,849	2,151,677
Cash and cash equivalents at beginning of year	10,645,961	22,950,289

Cash and cash equivalents at June 30	$35,288,810	$25,101,966

Supplemental disclosures:
Mortgages held-for-sale transferred to loans	$—	$1,885,282
Interest paid	1,799,513	1,190,765
Income taxes paid	809,640	346,372

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

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”). This Statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS No. 123R was effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, since the issuance of SFAS No. 123R, the SEC has delayed the effective date. The new effective date for the Company is January 1, 2006. The Company does not believe the adoption of SFAS No. 123R will have a material impact on the Company’s financial position or results of operations.

5. STOCK BASED COMPENSATION

At June 30, 2005, the Company has five stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$575,361	$541,371	$1,210,162	$1,024,082
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11,973	11,973	23,946	23,946

Pro forma net income	$563,388	$529,398	$1,186,216	$1,000,136

Earnings per share:
Basis - as reported	$0.31	$0.29	$0.65	$0.56
Basic - pro forma	$0.30	$0.29	$0.64	$0.54
Diluted - as reported	$0.30	$0.28	$0.63	$0.53
Diluted - pro forma	$0.29	$0.28	$0.61	$0.52

Average basic shares at June 30, 2005	1,868,142	1,841,248	1,867,630	1,838,600
Average diluted shares at June 30, 2005	1,932,301	1,921,247	1,932,033	1,920,863

6. PENSION BENEFITS

The following summarizes the net periodic cost for the three months and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$96,587	$80,287	$193,173	$153,769
Interest cost on benefit obligation	137,004	127,502	274,007	259,996
Expected return on plan assets	(152,037)	(137,648)	(304,073)	(256,075)
Amortization of prior service cost	13,744	13,745	27,489	27,489
Recognized net actuarial loss	—	(2,694)	—	—

Net periodic benefit cost	$95,298	$81,192	$190,596	$185,179

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, which are contained in the Form 10-K for the period then ended, that it expected pension plan contributions to be $800,000 in 2005. Through June 30, 2005, no contribution to the pension plan was required.

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

Summary

The Company’s net income for the three and six months ended June 30, 2005 was $575,361 and $1,210,162, as compared to net income of $541,371 and $1,024,082 for the three and six months ended June 30, 2004, respectively. This represents an increase of $33,990, or 6.3%, for the three-month period and an increase of $186,080, or 18.2%, for the six months ended June 30, 2005. Basic earnings per share totaled $0.31 for the three months ended June 30, 2005 compared to $0.29 for the same period last year and $0.65 for the six months ended June 30, 2005, as compared to $0.56 for the six months ended June 30, 2004. On a fully diluted basis, earnings per share for the three months ended June 30, 2005 was $0.30 compared to $0.28 for the same period last year and for the six months ended June 2005 amounted to $0.63, as compared to $0.53 for the same period in 2004. The three and six-month periods ended June 30, 2005 were impacted by the previously announced one-time charges associated with the resignation of the former Chief Financial Officer.

At June 30, 2005 assets totaled $414,755,889, an increase of $36,630,957, or 9.7%, over total assets at December 31, 2004. Cash and cash equivalents increased $24,642,849, or 231.5%, loans, net of the allowance for loan losses, increased $13,851,425, or 5.9% and total deposits increased $37,879,161, or 11.2%, when compared to balances at December 31, 2004.

The Company declared and paid quarterly dividends of $0.20 per share in January and April 2005, totaling $0.40 per share, which was the same as the amount paid for the comparable period in 2004.

Investment Portfolio

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows as of June 30, 2005 and December 31, 2004:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
June 30, 2005:
Debt securities issued by U.S. government corporations and agencies	$11,985,463	$10,240	$198,403	$11,797,300
Marketable equity securities	673,822	152,520	—	826,342
Mortgage-backed securities	28,587,756	—	430,384	28,157,372
Corporate Securities	3,531,687	425	—	3,532,112

	$44,778,728	$163,185	$628,787	$44,313,126

December 31, 2004:
Debt securities issued by U.S. government corporations and agencies	$10,997,236	$630	$118,596	$10,879,270
Marketable equity securities	571,906	125,769	—	697,675
Mortgage backed securities	32,767,864	33,574	262,268	32,539,170

	$44,337,006	$159,973	$380,864	$44,116,115

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity securities:
June 30, 2005:
Debt securities issued by U.S. government corporations and agencies	$39,012,408	$26,924	$409,182	$38,630,150
Debt securities issued by states of the United States and political subdivisions of the states	1,929,697	21,636	—	1,951,333
Debt securities issued by foreign governments	500,000	—	2	499,998
Mortgage-backed securities	27,433,150	104	322,846	27,110,408

	$68,875,255	$48,664	$732,030	$68,191,889

December 31, 2004:
Debt securities issued by U.S. government corporations and agencies	$38,011,806	$58,816	$132,422	$37,938,200
Debt securities issued by states of the United States and political subdivisions of the states	1,932,265	30,266	—	1,962,531
Debt securities issued by foreign governments	500,000	—	2	499,998
Mortgage-backed securities	30,268,848	68,605	95,930	30,241,523

	$70,712,919	$157,687	$228,354	$70,642,252

Loan Portfolio

The following table summarizes the distribution of the loan portfolio as of June 30, 2005 and December 31, 2004:

	June 30, 2005	% of Total	December 31, 2004	% of Total
Commercial, financial and agricultural	$45,814,546	18.44%	$45,519,751	19.40%
Real estate - construction and land development	16,463,891	6.62%	5,785,885	2.47%
Real estate - residential	86,191,598	34.68%	83,954,297	35.78%
Real estate - commercial	88,387,387	35.57%	87,365,949	37.23%
Consumer	5,319,562	2.14%	6,535,752	2.78%
Other	8,112,300	3.26%	6,997,635	2.98%

	250,289,284	100.71%	236,159,269	100.64%
Allowance for loan losses	(2,447,730)	-0.98%	(2,181,257)	-0.93%
Deferred loan costs, net	671,760	0.27%	683,877	0.29%

Net Loans	$248,513,314	100.00%	$234,661,889	100.00%

Deposits

The following table shows the average deposits and average interest rate paid for the six months ended June 30, 2005 and the year ended December 31, 2004:

	June 30, 2005		December 31, 2004
	Average Balance	Average Rate	Average Balance	Average Rate
Demand Deposits	$72,232,352	0.00%	$66,997,964	0.00%
NOW Accounts	65,781,952	0.30%	65,647,354	0.23%
Money Market Accounts	75,766,855	1.78%	58,429,587	0.91%
Savings Deposits	68,913,413	0.59%	67,501,297	0.53%
Time Deposits	66,778,345	2.58%	60,211,309	2.21%

Total	$349,472,917	1.10%	$318,787,511	0.94%

Comparison of operating results for the three months ended June 30, 2005 and June 30, 2004

Net income amounted to $575,361 for the three months ended June 30, 2005 as compared to net income of $541,371 for the same period in 2004, an increase of $33,990, or 6.3%. This earnings increase is primarily due to the increase of $1,008,511 in fee and interest income earned on loans during the second quarter of 2005 as compared to the corresponding period in 2004, offset by increased non-interest expenses of $545,527 and increased interest expenses of $532,741. Previously announced second quarter income non-interest expenses included amounts incurred in conjunction with the resignation of the former Chief Financial Officer.

Net interest and dividend income after provision for loan losses for the three months ended June 30, 2005 totaled $3,575,508, as compared to $3,097,328 for the three months ended June 30, 2004. This represents an increase of $478,180, or 15.4%. Total interest and dividend income equaled $4,818,007 for the three months ended June 30, 2005, representing an increase of $1,060,921, or 28.2%, from the same period in 2004. Interest and fees on loans for the three months ended June 30, 2005 totaled $3,729,174, representing an increase of $1,008,511, or 37.1%, from the same period in 2004. This increase is mainly attributable to the increase in the average size of the loan portfolio.

Deposit interest expense equaled $1,074,268 for the three months ended June 30, 2005, an increase of $523,516, or 95.1%, when compared to the same period in 2004. This was due to both the 14.9% increase in the average balance of total deposits and the 69.2% increase in the average interest rate paid on those deposits necessitated by the current rate environment.

The Company’s net interest margin for the three months ended June 30, 2005 was 4.08%, compared to 3.92% for the three months ended June 30, 2004.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Balance	Interest Inc/Exp	Yield/ Rate	Average Balance	Interest Inc/Exp	Yield/ Rate
	(in thousands)			(in thousands)
Assets:
Federal funds sold	$8,084	$58	2.89%	$14,434	$32	0.90%
Investments (1)	114,612	1,036	3.63%	124,959	1,003	3.23%
Loans (1)	245,780	3,774	6.16%	189,869	2,762	5.85%

Total earning assets	368,476	4,868	5.30%	329,262	3,797	4.64%

Other non-interest-earning assets	28,589			29,075

Total average assets	$397,065			$358,337

Liabilities and Stockholders’ Equity:
Savings deposits	$67,583	106	0.63%	$67,884	90	0.54%
NOW accounts	66,013	59	0.36%	67,909	36	0.21%
Money market accounts	78,098	396	2.04%	51,611	91	0.71%
Time deposits	74,438	514	2.77%	61,133	333	2.19%
Short-term borrowings	7,073	48	2.74%	15,924	39	0.99%

Total interest-bearing liabilities	293,205	1,123	1.54%	264,461	590	0.90%
Non-interest-bearing deposits	73,695			64,698

Total deposits	366,900	1,123	1.23%	329,159	590	0.72%
Other non-interest-bearing liabilities	2,018			2,752
Stockholders’ equity	28,147			26,426

Total average liabilities and stockholders’ equity	$397,065			$358,337

Net interest and dividend income		$3,745			$3,207

Interest spread			4.07%			3.92%

Net interest margin			4.08%			3.92%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment for the three months ended June 30, 2005 and 2004 is $38 and $35, respectively. A federal tax rate of 34% was used in performing this calculation.

Non-interest income totaled $1,078,765 for the three months ended June 30, 2005, an increase of $144,223, or 15.4%, from the three months ended June 30, 2004. Income from fiduciary activities totaled $472,076 for the three months ended June 30, 2005, an increase of $44,000, or 10.3%, as compared to the three months ended June 30, 2004. Income from sale of non-deposit products totaled $66,693 for the three months ended June 30, 2005, as compared to $21,822 for the three months ended June 30, 2004. due to the introduction of a new product line. Other non-interest income totaled $187,543 for the three months ended June 30, 2005, an increase of $65,189, or 53.3%, as compared to the same period in 2004. This increase is attributed to .

Non-interest expense totaled $3,815,656 for the three months ended June 30, 2005, an increase of $545,527, or 16.7%, as compared to the same time period in 2004. This increase is primarily attributed to increases in salaries and occupancy costs. Salaries and employee benefits totaled $2,267,488 for the three months ended June 30, 2005, an increase of $349,109, or 18.2%, from the same time period in 2004. This increase is due to increased staff in lending, salary increases and staffing the new Danvers branch. Occupancy expense totaled $344,239 for the three months ended June 30, 2005 as compared to $250,989 for the same period in 2004. This represented an increase of $93,250, or 37.2%, and is primarily attributed to the additional occupancy expenses associated with the new Danvers branch. The costs of equipment totaled $106,250 for the three months ended June 30, 2005, a decrease of $8,335, or 7.3%, as compared to $114,585 for the same period in 2004. Professional fees increased $74,077, or 47.5%, due to increased consulting expenses in connection with Sarbanes-Oxley compliance and other corporate matters. The total of director fees, contributions, data processing fees, stationary and supplies and other expenses totaled $745,806 for the three months ended June 30, 2005, an increase of $41,867, or 5.9%, as compared to $703,939 for the same period in 2004.

The income tax provision for the three months ended June 30, 2005 totaled $263,256, in comparison to an income tax provision of $220,370 for the same time period in 2004 due to the increase in net income and a higher effective tax rate.

Comparison of operating results for the six months ended June 30, 2005 and June 30, 2004

Net income amounted to $1,210,162 for the six months ended June 30, 2005 as compared to net income of $1,024,082 for the same period in 2004, an increase of $186,080, or 18.2%. This earnings increase is primarily due to the increase of $1,993,582 in fee and interest income earned on loans during the first six months of 2005 as compared to the corresponding period in 2004, partially offset by an increase of $971,378 in non-interest expenses and, to a lesser extent, increased interest expenses of $767,734.

Net interest and dividend income after provision for loan losses for the six months ended June 30, 2005 totaled $7,190,053, as compared to $6,033,051 for the six months ended June 30, 2004. This represents an increase of $1,156,552, or 19.2%. Total interest and dividend income equaled $9,405,024 for the six months ended June 30, 2005, representing an increase of $2,054,286, or 28.0%, from the same period in 2004. Interest and fees on loans for the six months ended June 30, 2005 totaled $7,273,571, representing an increase of $1,993,582, or 37.8%, from the same period in 2004. This increase is mainly attributable to the increase in the average size of the loan portfolio of 32.3% during the 2005 period as compared to the same period in 2004.

Deposit interest expense equaled $1,824,984 for the six months ended June 30, 2005, an increase of $710,128, or 63.7%, when compared to the same period in 2004. This was due to both the 14.3% increase in the average balance of total deposits and the 49.7% increase in the average interest rate paid on those deposits, necessitated by the current rate environment. Interest on borrowings totaled $129,987 for the six months ended June 30, 2005, as compared to $72,381 for the same time period in 2004, primarily due to the increased level of Federal Home Loan Bank borrowings early in 2005.

The Company’s net interest margin for the six months ended June 30, 2005 was 4.21%, compared to 3.94% for the six months ended June 30, 2004.

The following table summarizes the components and activity with respect to the Company’s net interest income and interest rate spread and margin for the periods presented:

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Balance	Interest Inc/Exp	Yield/ Rate	Average Balance	Interest Inc/Exp	Yield/ Rate
	(in thousands)			(in thousands)
Assets:
Federal funds sold	$4,454	$63	2.85%	$8,617	$38	0.89%
Investments (1)	115,368	2,081	3.64%	127,311	2,032	3.21%
Loans (1)	242,164	7,362	6.13%	183,104	5,363	5.89%

Total earning assets	361,986	9,506	5.30%	319,032	7,433	4.69%

Other non interest-earning assets	28,150			33,548

Total average assets	$390,136			$352,580

Liabilities and Stockholders’ Equity:
Savings deposits	$68,817	202	0.59%	$66,584	177	0.54%
NOW accounts	65,782	98	0.30%	65,362	78	0.24%
Money market accounts	75,767	670	1.78%	50,870	188	0.74%
Time deposits	66,875	855	2.58%	60,517	672	2.23%
Short-term borrowings	10,407	130	2.52%	14,496	72	1.00%

Total interest-bearing liabilities	287,648	1,955	1.37%	257,829	1,187	0.93%
Non-interest-bearing deposits	72,232	—		62,518	—

Total deposits	359,881	1,955	1.10%	320,347	1,187	0.75%
Other non-interest-bearing liabilities	2,196			5,761
Stockholders’ equity	28,059			26,472

Total average liabilities and stockholders’ equity	$390,136			$352,580

Net interest and dividend income		$7,551			$6,246

Interest spread			4.20%			3.94%

Net interest margin			4.21%			3.94%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment for the six months ended June 30, 2005 and 2004 is $75 and $71, respectively. A federal tax rate of 34% was used in performing this calculation.

Non-interest income totaled $2,004,513 for the six months ended June 30, 2005, an increase of $125,436, or 6.7% from the six months ended June 30, 2004. Income from fiduciary activities totaled $894,630 for the six months ended June 30, 2005, an increase of $54,236, or 6.5%, as compared to the six months ended June 30, 2004. Income from sale of non-deposit products totaled $130,958 for the six months ended June 30, 2005, as compared to $21,822 for the six months ended June 30, 2004 due to the introduction of a new product line. Service charges on deposit accounts decreased $34,105, or 10.9%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Other non-interest income totaled $309,565 for the six months ended June 30, 2005, an increase of $63,786, or 26.0%, as compared to the same period in 2004.

Non-interest expense totaled $7,453,492 for the six months ended June 30, 2005, an increase of $971,378, or 15.0%, as compared to the same time period in 2004. This increase is primarily attributed to increases in salaries and occupancy costs. Salaries and employee benefits totaled $4,427,304 for the six months ended June 30, 2005, an increase of $622,942, or 16.4%, from the same time period in 2004. This increase is due to increased staff in lending, salary increases and staffing the new Danvers branch. Occupancy expense totaled $731,202 for the six months ended June 30, 2005 as compared to $520,457 for the same period in 2004. This represented an increase of $210,745, or 40.5%, and is primarily attributed to the additional occupancy expenses associated with the new Danvers branch. Professional fees increased $37,638, or 12.2%, due to increased consulting expenses in connection with Sarbanes-Oxley compliance and other corporate matters. The total of director fees, contributions, data processing fees, stationary and supplies and other expenses totaled $1,552,172 for the six months ended June 30, 2005, an increase of $131,372, or 9.2%, as compared to $1,420,800 for the same period in 2004.

The income tax provision for the six months ended June 30, 2005 totaled $530,912, in comparison to an income tax provision of $406,382 for the same time period in 2004 due to the increase in net income and a higher effective tax rate.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for credit losses through charges to earnings. A loan loss provision of $120,000 was made during the three months ended June 30, 2005 compared to $70,000 for the same period last year and a provision of $260,000 was made during the six months ended June 30, 2005, as compared to $130,000 for the same period in 2004. The increased level of provision was directly related to the increase in size and changing mix of the loan portfolio. As of June 30, 2005 the total allowance for loan losses was 0.98% of total loans compared to 0.93% at December 31, 2004.

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

Changes in the allowance for loan losses were as follows for the six months ended June 30, 2005 and 2004:

	2005	2004
Balance as of January 1st	$2,181,257	$2,182,675
Loans charged off	(8,844)	(416,777)
Provision for loan losses	260,000	130,000
Recoveries of loans previously charged off	15,317	47,110

Balance as of June 30th	$2,447,730	$1,943,008

At June 30, 2005, the allowance for loan losses totaled $2,447,730, representing 1,390.84% of non-performing loans. Non-performing loans totaled $175,989, which represented 0.07% of total loans and mortgages held-for-sale. At June 30, 2004, the allowance for loan losses amounted to $1,943,008, representing 174.4% of non-performing loans. At June 30, 2004, non-performing loans totaled $1,114,017, which represented 0.56% of total loans and mortgages held-for-sale. Management maintains the adequacy of the allowance through monthly provisions. The amount of the provision is based on changes in economic and real estate market conditions; information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. The overall level of non-performing loans remains low. Accordingly, while the overall quality of the loan portfolio remains strong, management will continue to monitor economic conditions and the performance of the portfolio in order to maintain an adequate allowance for loan losses.

Capital Resources

As of June 30, 2005, the Company had total capital of $28,380,368, an increase of $368,333, or 1.31% as compared with December 31, 2004. The net change in the Bank’s capital reflects the current year income, dividends paid and the increase in the net unrealized loss on securities available-for-sale.

Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of June 30, 2005, the Bank’s Tier 1 capital amounted to 6.75% of total assets. At June 30, 2005, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 10.82%, which satisfies the applicable risk-based capital requirements. As of December 31, 2004, the Bank’s Tier 1 capital amounted to 6.82% of average assets and risk- based capital amounted to 11.48% of total risk-based assets.

Generally, bank holding companies are also required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their total assets. As of June 30, 2005, the Company’s Tier 1 capital amounted to 6.80% of total assets. At June 30, 2005, the Company’s ratio of risk-based capital to risk weighted assets amounted to 11.52%, which satisfies the applicable risk-based capital requirements. As of December 31, 2004, the Company’s Tier 1 capital amounted to 7.31% of average assets and risk-based capital amounted to 12.24% of total risk-based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to $2,365,000 from the investment securities portfolio at June 30, 2005; additionally, a minimum amount of contractual payments in the amount of $11,721,044 for the mortgage-backed securities portfolio is due within one year at June 30, 2005. Assets such as federal funds sold, mortgages held for sale, payments of mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

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

The Company’s average net interest margin for the six months ended June 30, 2005 yielded 4.21% in comparison to the 3.94% net interest margin yield for the six months ended June 30, 2004. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

The Company’s Asset/Liability Management Committee, comprised of the President and Chief Executive Officer of the Company, the Executive Vice President and Senior Loan Officer, the Executive Vice President of Retail Banking, the Senior Vice President and Chief Operations Officer, and marketing, retail and finance officers, is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. This committee meets weekly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions. This Asset/Liability Management Committee reports to the ALCO Committee, which is comprised of several Directors and the President and Chief Executive Officer.

The Company is subject to interest rate risk in the event that rates either increase or decrease. The two primary measurements of exposure to changes in interest rates which the Bank manages and monitors closely are net interest income simulation, using a number of various interest rate scenarios, or rate shocks, and the impact on the market value of equity given those same interest rate scenarios.

The Bank works with an independent third party consultant to calculate and review these various measurements.

In the event that interest rates increase or decrease, the value of net assets (the liquidation, or market value, of stockholders’ equity) would change because the market value of the Company’s assets and liabilities would also change. Changes in interest rates could cause the Company to become “liability sensitive,” the assets of the Company extend out, and as a result the liabilities will re-price faster than its assets; or “asset sensitive”, the liabilities of the Company extend out, and as a result the assets will re-price faster. As of June 30, 2005, it is estimated that an immediate increase in interest rates of 300 basis points (for example, an increase in the prime rate from 6.25% to 9.25%) would decrease the market value capital ratio by 16 basis points, or 0.16%, and correspondingly, if interest rates were to have an immediate decrease of 200 basis points, the market value of the Company’s equity would decrease by 183 basis points, or 1.83%.

The fluctuation of interest rates also has an effect on the Company’s net interest income. In the event that interest rates were to experience an immediate decrease of 200 basis points (for example, a decrease in the prime rate from 6.25% to 4.25%) it is estimated that net interest income would decrease by $1,174,000 over the next twelve months. If interest rates were to experience an immediate increase of 300 basis points, the Company would become “asset sensitive” and net interest income would increase by $103,000 over the next twelve months.

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

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2005, there were no significant changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held at the Danvers office of Beverly National Bank, Danvers, Massachusetts, on the 26th day of April 2005 at 9:00 a.m. At the meeting, the following matters were submitted to a vote with the results as follows:

1.	The votes cast “FOR”, “AGAINST” and “ABSTAIN” on the proposal to fix the number of directors at eleven (11) who shall constitute the full Board of Directors were as follows:

“FOR APPROVAL”	“AGAINST APPROVAL”	“ABSTAIN”
1,544,801	2,858	3,999
Number	Number	Number

2.	The votes cast “FOR”, “AGAINST” and “ABSTAIN” on the proposal to elect each of the following three (3) Directors of the Company, who, together with the Directors whose terms of office do not expire at this meeting, will constitute the full Board of Directors and will serve for a term of three (3) years are as follows:

	“FOR APPROVAL”	“AGAINST APPROVAL”	“ABSTAIN”
Donat A. Fournier	1,542,694	4,258	4,707
	Number	Number	Number

Mark B. Glovsky	1,535,803	10,490	5,366
	Number	Number	Number

Kevin M. Burke	1,541,109	3,876	6,673
	Number	Number	Number

3.	The votes cast “FOR,” “AGAINST” and “ABSTAIN” on the proposal to ratify the appointment of Shatswell, MacLeod & Company, P.C. to act as independent auditors for the fiscal year ended December 31, 2005 are as follows:

“FOR APPROVAL”	“AGAINST APPROVAL”	“ABSTAIN”
1,550,483	942	234
Number	Number	Number

4.	The votes cast “FOR,” “AGAINST” and “ABSTAIN” on the proposal to adopt the 2005 Restricted Stock Plan are as follows:

“FOR APPROVAL”	“AGAINST APPROVAL”	“ABSTAIN”
1,031,645	148,480	18,280
Number	Number	Number

Item 5.	Other Information	None

Item 6.	Exhibits

a. Exhibits

10 Resignation and Consulting Agreement by and between Beverly National Corporation and Peter E. Simonsen dated April 29, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 29, 2005.

11	Computation of Per Share Earnings

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: August 15, 2005	By:	/s/ Donat A. Fournier
Donat A. Fournier
President, Chief Executive Officer