Form 10-Q
period 2005-09-30
BEVERLY NATIONAL CORP
filed 2005-11-14
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2005

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2005. 1,879,740 shares.

BEVERLY NATIONAL CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004	3

Condensed Consolidated Statements of Income for the Nine and Three Months Ended September 30, 2005 and 2004 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.

Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings	17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.

Defaults Upon Senior Securities	17

Item 4.

Submission of Matters to a Vote of Security Holders	17

Item 5.

Other Information	17

Item 6.

Exhibits	17

Signatures	18

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$13,551,636	$10,345,116
Interest bearing demand deposits with other banks	366,563	300,845
Federal Home Loan Bank overnight deposits	785,848	—
Federal funds sold	1,038,873	—

Cash and cash equivalents	15,742,920	10,645,961
Investments in available-for-sale securities (at fair value)	44,964,119	44,116,115
Investments in held-to-maturity securities	66,988,000	70,712,919
Federal Home Loan Bank stock, at cost	1,872,400	1,872,400
Federal Reserve Bank stock, at cost	187,500	142,500
Loans, net of the allowance for loan losses of $2,619,578 and $2,181,257, respectively	250,197,611	234,661,889
Mortgages held-for-sale	—	447,000
Premises and equipment	4,668,287	4,816,777
Accrued interest receivable	1,629,778	1,356,474
Other assets	9,597,452	9,352,897

Total assets	$395,848,067	$378,124,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$72,646,154	$72,317,274
Interest-bearing	278,833,856	264,842,515

Total deposits	351,480,010	337,159,789
Federal Home Loan Bank advances	4,000,000	—
Securities sold under agreements to repurchase	8,754,932	10,496,482
Other liabilities	3,141,537	2,456,626

Total liabilities	367,376,479	350,112,897

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, $2.50 par value per share; 2,500,000 shares authorized; issued 1,990,645 shares as of September 30, 2005 and 1,972,357 shares as of December 31, 2004; outstanding, 1,879,740 shares as of September 30, 2005 and 1,861,332 shares as of December 31, 2004	4,975,363	4,930,893
Paid-in capital	6,761,190	6,618,028
Retained earnings	18,628,334	18,097,225
Treasury stock, at cost (110,905 shares as of September 30, 2005 and 111,025 shares as of December 31, 2004)	(1,502,006)	(1,503,631)
Accumulated other comprehensive loss	(391,293)	(130,480)

Total stockholders’ equity	28,471,588	28,012,035

Total liabilities and stockholders’ equity	$395,848,067	$378,124,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest and dividend income:
Interest and fees on loans	$3,814,506	$3,128,509	$11,088,077	$8,408,498
Interest on debt securities:
Taxable	1,035,705	1,078,922	3,049,862	3,066,942
Tax-exempt	25,167	18,081	64,242	52,056
Dividends on marketable equity securities	5,994	2,169	10,332	8,703
Other interest	68,531	19,638	142,414	61,858

Total interest and dividend income	4,949,903	4,247,319	14,354,927	11,598,057

Interest expense:
Interest on deposits	1,098,236	594,500	2,923,220	1,709,356
Interest on Federal Home Loan Bank advances and other borrowed funds	65,461	91,901	195,448	164,282

Total interest expense	1,163,697	686,401	3,118,668	1,873,638

Net interest and dividend income	3,786,206	3,560,918	11,236,259	9,724,419
Provision for loan losses	180,000	190,000	440,000	320,000

Net interest and dividend income after provision for loan losses	3,606,206	3,370,918	10,796,259	9,404,419

Noninterest income:
Income from fiduciary activities	414,841	414,869	1,309,471	1,255,263
Fees from sale of non-deposit products	59,014	56,037	189,972	77,859
Service charges on deposit accounts	152,869	152,287	433,039	466,562
Other deposit fees	161,327	157,154	432,266	425,248
Gains on sales of securities, net	—	14,359	—	73,811
(Losses) gains on sales of loans, net	(1,195)	25,973	13,163	54,182
Income on cash surrender value of life insurance	53,269	57,120	157,162	158,172
Other income	145,161	122,742	454,726	368,521

Total noninterest income	985,286	1,000,541	2,989,799	2,879,618

Noninterest expense:
Salaries and employee benefits	2,651,992	2,079,352	7,079,296	5,883,714
Director fees	77,663	61,620	221,081	190,342
Occupancy expense	319,181	264,770	1,050,383	785,227
Equipment expense	136,574	114,162	348,018	339,290
Data processing fees	142,694	142,320	433,782	422,056
Marketing and public relations	66,389	130,655	252,135	334,036
Stationery and supplies	57,845	58,803	179,433	159,574
Professional fees	232,804	128,296	578,428	436,282
Other expense	332,412	435,197	1,328,490	1,346,768

Total noninterest expense	4,017,554	3,415,175	11,471,046	9,897,289

Income before income taxes	573,938	956,284	2,315,012	2,386,748
Income taxes	130,550	299,200	661,462	705,582

Net Income	$443,388	$657,084	$1,653,550	$1,681,166

Earnings per share:
Weighted average shares outstanding	1,876,941	1,848,408	1,870,768	1,841,870

Weighted average diluted shares outstanding	1,933,094	1,925,294	1,932,371	1,922,340

Earnings per common share	$0.24	$0.35	$0.88	$0.91
Earnings per common share, assuming dilution	$0.23	$0.34	$0.86	$0.87
Dividends per share	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$1,653,550	$1,681,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	151,978	586,776
Gains on sales of securities, net	—	(73,811)
Provision for loan losses	440,000	320,000
Change in deferred loan costs, net	41,387	(94,096)
Net decrease (increase) in mortgages held-for-sale	447,000	(545,959)
Depreciation and amortization	477,594	448,224
Increase in interest receivable	(273,304)	(293,890)
Decrease (increase) in prepaid expenses	171,111	(39,906)
Decrease in mortgage servicing rights	51,880	40,037
Increase in cash surrender value of life insurance	(185,538)	(158,172)
Decrease in RABBI Trust trading securities	81,661	83,538
Increase in other assets	(325,105)	(5,496)
Increase in interest payable	171,786	43,508
Increase in accrued expenses	518,227	336,269
Increase in taxes payable	87,110	85,710
(Decrease) increase in other liabilities	(5,102)	2,485
Stock award	12,925	12,500

Net cash provided by operating activities	3,517,160	2,428,883

Cash flows from investing activities:
Purchases of available-for-sale securities	(7,756,747)	(20,987,328)
Proceeds from sales of available-for-sale securities	—	12,531,208
Proceeds from maturities of available-for-sale securities	6,394,594	20,268,542
Purchases of held-to-maturity securities	(1,000,000)	(10,634,939)
Proceeds from maturities of held-to-maturity securities	4,700,603	13,097,752
Purchase of Federal Reserve Bank stock	(45,000)	(830,500)
Loan originations and principal collections, net	(16,034,126)	(49,617,775)
Recoveries of loans previously charged off	17,017	72,121
Capital expenditures	(329,104)	(1,157,445)
Purchase of life insurance policies	—	(4,788,636)

Net cash used in investing activities	(14,052,763)	(42,047,000)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW, money market and savings accounts	(1,084,907)	30,876,474
Net increase in time deposits	15,405,128	1,127,214
Net increase in Federal Home Loan Bank advances	4,000,000	8,000,000
(Decrease) increase in securities sold under agreements to repurchase	(1,741,550)	5,185,885
Proceeds from exercise of stock options	174,707	134,014
Proceeds from issuance of treasury stock	1,625	8,530
Dividends paid	(1,122,441)	(1,104,757)

Net cash provided by financing activities	15,632,562	44,227,360

Net increase in cash and cash equivalents	5,096,959	4,609,243
Cash and cash equivalents at beginning of year	10,645,961	22,950,289

Cash and cash equivalents at September 30	$15,742,920	$27,559,532

Supplemental disclosures:
Mortgages held-for-sale transferred to loans	$—	$1,885,282
Interest paid	2,946,883	1,830,130
Income taxes paid	930,911	619,872

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

In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106” (“SFAS No. 132 (revised)”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132 (revised) retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original SFAS No. 132 (revised) about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (revised) was effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of SFAS No. 132 (revised) did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”) “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires that loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” This SOP was effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

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

At September 30, 2005, the Company has five stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$443,388	$657,084	$1,653,550	$1,681,166
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11,973	11,973	35,919	35,919

Pro forma net income	$431,415	$645,111	$1,617,631	$1,645,247

Earnings per share:
Basis - as reported	$0.24	$0.35	$0.88	$0.91
Basic - pro forma	$0.23	$0.35	$0.86	$0.89
Diluted - as reported	$0.23	$0.34	$0.86	$0.87
Diluted - pro forma	$0.22	$0.34	$0.84	$0.86
Weighted average shares outstanding	1,876,941	1,848,408	1,870,768	1,841,870
Weighted average diluted shares outstanding	1,933,094	1,925,294	1,932,371	1,922,340

6.	PENSION BENEFITS

The following summarizes the net periodic cost for the three months and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$96,587	$76,885	$289,760	$230,654
Interest cost on benefit obligation	137,004	129,997	411,011	389,993
Expected return on plan assets	(152,037)	(128,038)	(456,110)	(384,113)
Amortization of prior service cost	13,744	13,745	41,233	41,233
Adjustment for curtailment gain	(254,018)	—	(254,018)	—
Adjustment for recognition of prior service cost	756,499	—	756,499	—

Net periodic benefit cost	$597,779	$92,589	$788,375	$277,767

Effective December 31, 2005, the Company froze its plan so that employees no longer earn additional defined benefits for future service. As of September 30, 2005, no contribution to the pension plan was required nor was one expected to be made by the Company during the year ended December 31, 2005.

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

Summary

Net income for the quarter ended September 30, 2005 amounted to $443,388, with basic earnings per share of $0.24 and fully diluted earnings of $0.23 per share. Net income for the quarter ended September 30, 2004 amounted to $657,084, with basic earnings per share of $0.35 and fully diluted earnings of $0.34 per share. The current period earnings were impacted by a one-time charge of $503,000, $296,481 after tax, relating to the Bank’s decision to freeze its defined benefit pension plan effective December 31, 2005. Net income for the period before the one-time charge would have been $739,869, or basic earnings per share of $0.39 and fully diluted earnings of $0.38 per share, which represents an increase of 12.6% from the same period last year.

Net income for the nine-month period ending September 30, 2005 amounted to $1,653,550, as compared to $1,681,166 for the same period of 2004. Basic earnings per share for the nine months ended September 30, 2005 were $0.88, versus $0.91 for the same period of 2004. Diluted earnings per share for the nine-month period ended September 30, 2005 were $0.86, as compared to $0.87 for the nine months ended September 30, 2004. Net income for the period before the one-time adjustment would have been $1,950,031, or basic earnings per share of $1.04 and fully diluted earnings of $1.01 per share, which represents an increase of 16% over the same period last year.

At September 30, 2005 total assets had increased $17,723,135, or 4.7%, compared to total assets at December 31, 2004. Cash and cash equivalents increased $5,096,959, or 47.9%. This increase was, in part, due to maturities of some available-for-sale securities, which decreased by $3,724,919, or 5.3%, from December 31, 2004. Loans, net of the allowance for loan losses, increased $15,535,722, or 6.6%, from December 31, 2004 due to increases in commercial and residential loans. Total deposits increased $14,320,221, or 4.3%, when compared to balances at December 31, 2004. This increase is the result of maximizing sales efforts, developing new products and the marketing of limited-time special offers. Federal Home Loan Bank advances increased $4,000,000 and is the result of temporary cash needs the Company had at September 30, 2005.

The Company declared and paid quarterly dividends of $0.20 per share in January, April and July 2005, totaling $0.60 per share, which was the same as the amount paid for the comparable period in 2004.

Investment Portfolio

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows as of September 30, 2005 and December 31, 2004:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
September 30, 2005:
Debt securities issued by U.S. government corporations and agencies	$11,989,859	$6,438	$238,147	$11,758,150
Debt securities issued by states of the United States and political subdivisions of the states	975,934	—	14,216	961,718
Marketable equity securities	1,334,614	152,520	6,123	1,481,011
Mortgage-backed securities	26,252,755	—	491,990	25,760,765
Corporate Securities	5,018,336	—	15,861	5,002,475

	$45,571,498	$158,958	$766,337	$44,964,119

December 31, 2004:
Debt securities issued by U.S. government corporations and agencies	$10,997,236	$630	$118,596	$10,879,270
Marketable equity securities	571,906	125,769	—	697,675
Mortgage backed securities	32,767,864	33,574	262,268	32,539,170

	$44,337,006	$159,973	$380,864	$44,116,115

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity securities:
September 30, 2005:
Debt securities issued by U.S. government corporations and agencies	$39,012,783	$11,643	$555,395	$38,469,031
Debt securities issued by states of the United States and political subdivisions of the states	1,928,430	15,926	1,214	1,943,142
Debt securities issued by foreign governments	400,000	—	5	399,995
Mortgage-backed securities	25,646,787	—	450,156	25,196,631

	$66,988,000	$27,569	$1,006,770	$66,008,799

December 31, 2004:
Debt securities issued by U.S. government corporations and agencies	$38,011,806	$58,816	$132,422	$37,938,200
Debt securities issued by states of the United States and political subdivisions of the states	1,932,265	30,266		1,962,531
Debt securities issued by foreign governments	500,000		2	499,998
Mortgage-backed securities	30,268,848	68,605	95,930	30,241,523

	$70,712,919	$157,687	$228,354	$70,642,252

Loan Portfolio

The following table summarizes the distribution of the loan portfolio as of September 30, 2005 and December 31, 2004:

	September 30, 2005	% of Total	December 31, 2004	% of Total
Commercial, financial and agricultural	$43,446,631	17.37%	$45,519,751	19.40%
Real estate - construction and land development	13,672,601	5.46%	5,785,885	2.47%
Real estate - residential	87,754,127	35.07%	83,954,297	35.78%
Real estate - commercial	92,713,289	37.06%	87,365,949	37.23%
Consumer	5,349,037	2.14%	6,535,752	2.78%
Other	9,239,012	3.69%	6,997,635	2.98%

	252,174,697	100.79%	236,159,269	100.64%
Allowance for loan losses	(2,619,578)	-1.05%	(2,181,257)	-0.93%
Deferred loan costs, net	642,492	0.26%	683,877	0.29%

Net Loans	$250,197,611	100.00%	$234,661,889	100.00%

Deposits

The following table shows the average deposits and average interest rate paid for the nine months ended September 30, 2005 and the year ended December 31, 2004:

	September 30, 2005		December 31, 2004
	Average Balance	Average Rate	Average Balance	Average Rate
Demand Deposits	$73,335,856	—	$66,997,964	—
NOW Accounts	64,887,795	0.28%	65,647,354	0.23%
Money Market Accounts	76,288,755	1.92%	58,429,587	0.91%
Savings Deposits	68,001,399	0.57%	67,501,297	0.53%
Time Deposits	69,384,157	2.69%	60,211,309	2.21%

Total	$351,897,962	1.11%	$318,787,511	0.94%

Comparison of operating results for the three months ended September 30, 2005 and September 30, 2004

Total interest and dividend income, when compared to the same period last year, increased by $702,584, or 16.5%. Interest and fees on loans, which increased by $685,997, or 21.9%, from the same period last year, accounted for most of this increase. The interest rate environment and increased volume in the loan portfolio are the reasons the Bank has seen improved revenues in this area. An additional source of increased interest income is the result of interest earned on Federal funds sold, which increased by $48,893 or 249% from the same period last year. This is due to the surplus in the average daily cash position of the Bank over recent months.

Deposit interest expense increased by $503,736, or 84.7%, compared to the same period last year. This was due to both the increase in the average balance of total deposits and the increase in the average interest rate paid on those deposits, necessitated by the current rate environment.

The Company’s net interest margin decreased by approximately 2 basis points from the comparable period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Balance	Interest Inc/Exp	Yield/ Rate	Average Balance	Interest Inc/Exp	Yield/ Rate
	(in thousands)			(in thousands)
Assets
Federal funds sold	$7,259	$63	3.43%	$4,995	$17	1.33%
Investments (1)	115,829	1,085	3.72%	129,307	1,119	3.44%
Loans (1)	247,701	3,795	6.08%	215,341	3,121	5.76%

Total earning assets	370,789	4,943	5.29%	349,643	4,257	4.84%

Other non-interest-earning assets	27,492			28,892

Total average assets	$398,281			$378,535

Liabilities and Stockholders’ Equity
Savings deposits	$66,393	89	0.53%	$68,211	92	0.53%
NOW accounts	63,129	40	0.25%	63,097	34	0.22%
Money market accounts	77,315	428	2.19%	61,050	139	0.91%
Time deposits	74,511	541	2.88%	60,170	329	2.18%
Short-term borrowings	10,512	65	2.47%	29,083	92	1.26%

Total interest-bearing liabilities	291,860	1,163	1.58%	281,611	686	0.97%
Non-interest-bearing deposits	75,507			68,134

Total deposits	367,367	1,163	1.26%	349,745	686	0.78%
Other non-interest-bearing liabilities	2,488			1,760
Stockholders’ equity	28,426			27,030

Total average liabilities and stockholders’ equity	$398,281			$378,535

Net interest and dividend income		$3,780			$3,571

Interest spread			4.03%			4.06%

Net interest margin			4.04%			4.06%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment for the three months ended September 30, 2005 and 2004 is $40 and $49 respectively. A federal tax rate of 34% was used in performing this calculation.

Total non-interest income for the three months ended September 30, 2005 was $985,286, consistent with the total from the same period last year.

Total non-interest expense increased by $602,379, or 17.6%, compared to the same period last year. This increase is primarily attributed to salaries and employee benefits, which increased $572,640, or 27.5%. The increased expense in this area is primarily due to the aforementioned charge related to the defined benefit plan, as well as staffing the new Danvers branch. Occupancy expense increased by $54,411, or 20.6%, from the same period last year. This is mainly due to the addition of rent and related expenses for the Danvers Branch, which had not yet opened at this time last year. Expenses related to marketing and public relations decreased from those of the comparable period last year. This decrease, $64,266, or 49.2%, is due to the Bank transitioning to a sales technique that includes a more direct sales approach. Professional fees increased by $104,508, or 87.5%, from the same period last year. This is due to the rising costs the industry is experiencing in this area, for both Sarbanes-Oxley compliance and other increased regulation. Other non-interest expenses have decreased by $99,121, or 22.8%, from the same period last year as a result of several cost reduction measures the Bank has undertaken to improve overall efficiency.

The income tax provision decreased by $168,650, or 56.4%, from the same period last year. This is due to decreased net income that resulted from the aforementioned one-time charge associated with freezing the Bank’s defined benefit plan.

Comparison of operating results for the nine months ended September 30, 2005 and September 30, 2004

Total interest and dividend income, when compared to the same period last year, increased by $2,756,870, or 23.8%. Interest and fees on loans, which increased by $2,679,579, or 31.9%, from the same period last year, accounted for most of this increase. The interest rate environment and increased volume in the loan portfolio are the reasons the

Bank has seen improved revenues in this area. An additional source of increased interest income is the result of interest earned on Federal funds sold, which increased by $80,556, or 130% from the same period last year. This is due to the surplus in the average daily cash position of the Bank during the year.

Deposit interest expense increased by $1,213,864, or 71%, compared to the same period last year. This was due to both the increase in the average balance of total deposits and the increase in the average interest rate paid on those deposits, necessitated by the current rate environment.

The Company’s net interest margin increased by approximately 13 basis points from the comparable period last year.

The following table summarizes the components and activity with respect to the Company’s net interest income and interest rate spread and margin for the periods presented:

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average Balance	Interest Inc/Exp	Yield/ Rate	Average Balance	Interest Inc/Exp	Yield/ Rate
	(in thousands)			(in thousands)
Assets
Federal funds sold	$5,399	$126	3.11%	$7,401	$55	0.99%
Investments (1)	115,622	3,161	3.66%	127,646	3,135	3.28%
Loans (1)	243,876	11,004	6.03%	193,772	8,425	5.81%

Total earning assets	364,897	14,291	5.24%	328,819	11,615	4.72%

Other non interest-earning assets	28,022			30,050

Total average assets	$392,919			$358,869

Liabilities and Stockholders’ Equity
Savings deposits	$68,001	291	0.57%	$67,130	269	0.53%
NOW accounts	64,888	138	0.28%	64,601	112	0.23%
Money market accounts	76,289	1,098	1.92%	54,288	327	0.81%
Time deposits	69,384	1,396	2.69%	60,334	1,001	2.22%
Short-term borrowings	10,443	195	2.50%	19,394	164	1.13%

Total interest-bearing liabilities	289,005	3,118	1.44%	265,747	1,873	0.94%
Non-interest-bearing deposits	73,336	—		64,604	—

Total deposits	362,341	3,118	1.15%	330,351	1,873	0.76%
Other non-interest-bearing liabilities	2,336			1,659
Stockholders’ equity	28,242			26,859

Total average liabilities and stockholders’ equity	$392,919			$358,869

Net interest and dividend income		$11,173			$9,743

Interest spread			4.09%			3.96%

Net interest margin			4.09%			3.96%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment for the nine months ended September 30, 2005 and 2004 is $115 and $107, respectively. A federal tax rate of 34% was used in performing this calculation.

Total non-interest income remained consistent with the comparable period last year, increasing by $110,181, or 3.8%. Fee income from the sale of non-deposit products increased by $112,113, or 144%, mainly due to the introduction of UVest as a new product line. UVest offers a variety of investment products and services, including brokerage, insurance and wealth management. Other non-interest income increased by $86,205, or 23.4%, compared to the same period last year. This increase is mainly due to cost recoveries that resulted from the re-negotiation of existing contracts initiated by the Bank’s drive to improve overall efficiency.

Total non-interest expense increased by $1,573,757, or 15.9%, compared to the same period last year. This increase is primarily attributed to salaries and employee benefits, which increased $1,195,582, or 20.3%. The increased expense in this area is due to the aforementioned charge related to the defined benefit plan, as well as staffing the new Danvers branch. Occupancy expense increased by $265,156, or 33.8%, from the same period last year. This increase is mainly due to the addition of rent and related expenses associated with the new Danvers Branch. Expenses related to marketing and public relations decreased from those of the comparable period last year. This decrease, $81,901, or 24.5%, is due to the Bank transitioning to a sales technique that includes less marketing and more direct sales. Professional fees increase by $142,146, or 32.6%, over the same period last year. This is due to the rising costs the industry is experiencing in this area, for both Sarbanes-Oxley compliance and other increased regulation. Other non-interest expenses have decreased by $49,459, or 3.7%, from the same period last year as a result of several cost reduction measures the Bank has undertaken to improve overall efficiency.

The income tax provision decreased by $44,120, or 6.3%, when compared to the same period last year.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for credit losses through charges to earnings. A loan loss provision of $180,000 was made during the three months ended September 30, 2005, compared to $190,000 for the same period last year. The total loan loss provision for the nine months ended September 30, 2005 was $440,000, compared to $320,000 for the same period in 2004. The increased level of provision was directly related to the increase in size and changing mix of the loan portfolio. This includes increased volume and percentage of commercial and home equity loans, consistent with the Bank’s short and long-term strategies. As of September 30, 2005 the total allowance for loan losses was 1.05 % of total loans, compared to 0.93% at December 31, 2004.

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

Changes in the allowance for loan losses were as follows for the nine months ended September 30, 2005 and 2004:

	2005	2004
Balance as of January 1st	$2,181,257	$2,182,675
Loans charged off	(18,696)	(421,999)
Provision for loan losses	440,000	320,000
Recoveries of loans previously charged off	17,017	72,121

Balance as of September 30th	$2,619,578	$2,152,797

At September 30, 2005, the allowance for loan losses represented 1,813% of non-performing loans, which totaled $144,488. Non-performing loans represented 0.06% of total loans and mortgages held-for-sale. At September 30, 2004, the allowance for loan loss represented 203.5% of non-performing loans, which totaled $1,058,099. Non-performing loans represented 0.47% of total loans and mortgages held-for-sale. The decrease in non-performing loans is a result of several loans that were either brought current or paid off.

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

Capital Resources

As of September 30, 2005, the Company had total capital of $28,471,588, an increase of $459,553, or 1.64%, from total capital as of December 31, 2004. The net change in the Bank’s capital reflects the current year income reduced by dividends paid and the increase in the net unrealized loss on securities available-for-sale.

Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of September 30, 2005, the Bank’s Tier 1 capital amounted to 6.74% of average total assets. At September 30, 2005, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 10.86%, which satisfies the applicable risk-based capital requirements. As of December 31, 2004, the Bank’s Tier 1 capital amounted to 6.82% of average assets and risk-based capital amounted to 11.48% of total risk-based assets.

Generally, bank holding companies are also required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of September 30, 2005, the Company’s Tier 1 capital amounted to 7.24% of average total assets. At September 30, 2005, the Company’s ratio of risk-based capital to risk weighted assets amounted to 11.56%, which satisfies the applicable risk-based capital requirements. As of December 31, 2004, the Company’s Tier 1 capital amounted to 7.31% of average assets and risk-based capital amounted to 12.24% of total risk-based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to $2,265,000 from the investment securities portfolio at September 30, 2005; additionally, a minimum amount of contractual payments in the amount of $11,209,422 for the mortgage-backed securities portfolio is due within one year at September 30, 2005. Assets such as federal funds sold, mortgages held for sale, payments on mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

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

The Company’s net interest margin for the nine months ended September 30, 2005 was 4.09%, in comparison to the 3.96% net interest margin yield for the nine months ended September 30, 2004. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

The Company’s Asset/Liability Management Committee is comprised of the President and Chief Executive Officer of the Company, the Executive Vice President and Chief Financial Officer, the Executive Vice President and Senior Loan Officer, the Executive Vice President of Retail Banking, the Senior Vice President and Chief Operations Officer, and various lending, marketing, retail and finance officers. The Committee is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The Committee meets weekly and sets the rates paid on deposits, approves loan pricing and reviews investment transactions. This Asset/Liability Management Committee reports to the Board of Directors’ ALCO Committee, which is comprised of several Directors and the President and Chief Executive Officer.

The Company is subject to interest rate risk in the event that rates either increase or decrease. The two primary measurements of exposure to changes in interest rates, which the Bank manages and monitors closely, are net interest income simulation, using various interest rate scenarios, or rate shocks, and the impact on the economic value of equity, given those same interest rate scenarios.

The Bank works with an independent third party consultant to calculate and review these various measurements.

In the event that interest rates increase or decrease, the economic value of equity (EVE) changes due to its inherent correlation to changes in the market value of the Company’s assets and liabilities. The Company is considered “liability sensitive” if changes in the interest rate would cause the assets of the Company to extend out, and as a result, liabilities would re-price faster than assets. Conversely, the Company is considered “asset sensitive” if interest rate changes cause liabilities to extend out, thus making assets re-price faster than liabilities.

As of September 30, 2005, the capital ratio of the Company on an EVE basis, at current rate levels, is 14.4%. Based on the most recent analysis it is estimated that an increase in interest rates over the next year of 200 basis points (for example, an increase in the prime rate from 7.00% to 9.00%) would result in an EVE capital ratio of 15.9%. Alternatively, if interest rates were to decrease over the next year by 200 basis points, the EVE capital ratio is estimated to be 11.0%. These changes are within the risk tolerance levels established by the Company policies.

As part of its risk management practices the Company runs net interest income simulations to determine the impact on net interest income given an increase or decrease in interest rates as these changes would have an impact on future levels of net interest income. These simulations require that estimates and assumptions be made with respect to deposit pricing; including potential changes in non-maturity core deposits, and reinvestment of cash flows from the loan and investment portfolios given changes in rates both up and down.

As of September 30, 2005 the simulations indicate that an increase in interest rates of 200 basis points over the next year would result in a decrease of 1.05% in net interest income in year one and an increase of 5.19% in year 2. If the rates were to decease by the same amount over the next year, 200bp, net interest income would decrease by 1.10% in year 1 and decrease 5.08% in year 2. The above information would indicate that as of September 30, 2005, the Company is slightly asset sensitive. The reason that net interest income declines slightly in both an up and down rate scenario in year 1 is a result of the initial impact of increasing core deposit rates which is then more than offset in year 2 as a greater level of assets re-price at current rates than liabilities. These changes are within the risk tolerance levels established by the Company policies.

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

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	None

Item 3. Defaults Upon Senior Securities.	None

Item 4. Submission of Matters to a Vote of Security Holders.	None

Item 5. Other Information.	None

Item 6. Exhibits.

11	Computation of Per Share Earnings

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEVERLY NATIONAL CORPORATION

(Registrant)

Date: November 9, 2005	By:	/s/ DONAT A. FOURNIER
Donat A. Fournier
President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ MICHAEL O. GILLES
Michael O. Gilles
Executive Vice President and Chief Financial Officer