Form 10-K
period 2005-12-31
BEVERLY NATIONAL CORP
filed 2006-03-24
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 33-22224-B

Beverly National Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-2832201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Cabot Street, Beverly, Massachusetts	01915
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (978) 922-2l00

Securities registered pursuant to Section l2(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to l2(g) of the Act:

Common Stock (Par Value $2.50)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, is $45,063,999.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 1,892,893 shares were outstanding as of March 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference in Part III of this Form 10-K are portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006.

PART I

ITEM l.	BUSINESS

Beverly National Corporation, a Massachusetts corporation (the “Company” or the “Holding Company”), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Holding Company has one banking subsidiary, Beverly National Bank (the “Bank”). The principal executive office of the Company is located at 240 Cabot Street, Beverly, Massachusetts 01915, and the telephone number is (978) 922-2100. The Company’s website address is: www.beverlynational.com. The Company provides a link on its website to its Annual Report on Form 10-K, quarterly reports on Forms 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after filing such reports with the SEC.

Beverly National Corporation was incorporated in 1984 and became the bank holding company for Beverly National Bank in 1985. The historical roots of the Company run deep. Beverly National Bank became a national banking association on March 16, 1865, making it one of the oldest national banks in the United States. From 1802, until the creation of a national banking system in 1865, the Bank operated as a state chartered bank. The Bank is believed to be the oldest community bank and the third oldest bank still operating in the United States.

The Company has experienced strong asset growth primarily in its base of earning assets. This growth is the result of a renewed focus by the Company in allocating resources to the income producing core lines of business. The Company has also expanded its market presence by opening a new branch in Danvers and hiring of experienced loan originators. In addition the stable economic conditions in the Bank’s market area and the Bank’s success in responding to such opportunities has assisted in the growth of the Company.

The Bank is engaged in substantially all of the business operations customarily conducted by an independent commercial bank in Massachusetts. Banking services offered include acceptance of checking, savings and time deposits and the making of commercial, real estate, installment and other loans. The Bank also offers a full range of trust and wealth management services, financial planning, Internet banking, official checks, traveler’s checks, safe deposit boxes, automatic teller machines and other customary banking services to its customers. The Bank has one (1) subsidiary, Beverly National Security Corporation, which was established as a Massachusetts securities corporation for the exclusive purpose of buying, selling or holding investment securities.

The Hannah Insurance Agency, a former subsidiary of the Bank which sold annuities, life, long-term and liability insurance, was dissolved on February 15, 2006. Cabot Street Realty Trust, which previously operated as a subsidiary of the Company was merged into the Company on December 31, 2004. The activity of Cabot Street Realty Trust was limited to holding real estate used principally by the Company.

The business of the Bank is not significantly affected by seasonal factors.

In the last five years the Bank derived its operating income from the following sources:

	% of Operating Income
	2005	2004	2003	2002	2001
Interest and fees on loans	63%	58%	64%	66%	67%
Interest and dividends on securities and federal funds sold	19	21	17	15	18
Charges, fees and other sources	18	21	19	19	15

	100%	100%	100%	100%	100%

Competition

In Massachusetts generally, and in the Bank’s primary service area of the North Shore of Massachusetts, there is significant competition in the commercial banking industry. In addition to commercial banks, the Bank competes with other financial institutions such as commercial and savings banks, savings and loan associations, credit unions, and mortgage companies in generating deposits and extending credit.

The Bank operates 9 offices within the communities of Beverly, Hamilton, Manchester, Danvers and Topsfield. All of the offices of the Bank are located within the North Shore Region. The Region is comprised of Beverly and 18 surrounding communities proximate to Beverly and is also known as Essex County. The total population represented in these communities is 310,135.

As of June 30, 2005, the Bank held 2.5% of the deposits in Essex County through its 9 offices. Two of the Bank’s 9 offices are limited service branch facilities located within educational institutions. Of the 254 banking offices located within Essex County, recording $14.9 billion in deposits, Eastern Bank, Sovereign, Bank of America, and TD BankNorth account for 48.5% of the market. In addition, Citizens Bank, Danvers Bank and Salem Five have absorbed 17.3 % of the market. Because of the higher level of products and delivery channels, these seven Essex County banks have had an impact in our Region.

Despite the strong competition from national and local competitors, the Bank has been able to post year to year gains in deposits in our branches located in Topsfield, Manchester and North Beverly. The branch opened in Danvers ahead of its scheduled start-up and met its first year growth goal. A drive-up window at the Danvers branch was opened in January of 2006.

To meet the demands of an expanding customer base in North Beverly, the Bank has received all necessary approvals to completely renovate the North Beverly branch and during 2006 will add an additional 830 square feet of retail space with expanded drive-up window and ATM delivery channels.

The Bank’s resources and favorable reputation as a community-based financial institution have facilitated its ability to attract and retain customers in the local areas in which it operates. This positive reputation has also enabled the Bank to broaden its outreach into the larger North Shore Region and to service its customers that have expanded their business operations throughout this Region.

Regulation of the Company

As a bank holding company, our operations are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Board. The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the OCC’s capital guidelines applicable to the Bank. The Bank Holding Company Act of 1956, as amended, or the BHC Act limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage. In general, bank holding companies and their subsidiaries are only permitted to engage in, or acquire direct control of any company engaged in, banking or in a business so closely related to banking as to be a proper incident thereto. Federal legislation enacted in 1999 authorizes certain entities to register as financial holding companies. Registered financial holding companies are permitted to engage in businesses, including securities and investment banking businesses, which are prohibited to bank holding companies. While the creation of financial holding companies is evolving, to date there has been no significant impact on us.

Under the BHC Act, we are required to file annually with the Federal Reserve Board a report of our operations. We, the Bank and any other subsidiaries are subject to examination by the Federal Reserve Board. In addition, we will be required to obtain the prior approval of the Federal Reserve Board to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company. Moreover, we, the Bank and any other subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services. The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on issuing any extension of credit to us or any of its subsidiaries or making any investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. If we want to engage in businesses permitted to financial holding companies but not to bank holding companies, we would need to register with the Federal Reserve Board as a financial holding company.

The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that bank holding company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board has also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to applicable law, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the bank holding company’s bank subsidiary is classified as “undercapitalized.”

A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated retained earnings. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent that such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limits contained in the Riegle-Neal Act.

We are subject to capital adequacy rules and guidelines issued by the OCC, the Federal Reserve Board and the FDIC and the Bank is subject to capital adequacy rules and guidelines issued by the OCC. These substantially identical rules and guidelines require us to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Both we and the Bank comply with these rules and guidelines. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, the federal regulatory agencies are required to implement and enforce these rules in a stringent manner. We are also subject to applicable provisions of Massachusetts law insofar as they do not conflict with, or are not otherwise preempted by Federal banking law.

The Bank’s operations are subject to regulation, supervision and examination by the OCC and the FDIC.

Federal and state banking regulations regulate, among other things, the scope of the business of a bank, a bank holding company or a financial holding company, the investments a bank may make, deposit reserves a bank must maintain, the nature and amount of collateral for certain loans a bank makes, the establishment of branches and the activities of a bank with respect to mergers and acquisitions. The Bank is a member of the Federal Reserve System and is subject to applicable provisions of the Federal Reserve Act and regulations thereunder. The Bank is subject to the federal regulations promulgated pursuant to the Financial Institutions Supervisory Act to prevent banks from engaging in unsafe and unsound practices, as well as various other federal and state laws and consumer protection laws. The Bank is also subject to the comprehensive provisions of the National Bank Act.

The OCC regulates the number and locations of the branch offices of a national bank. The OCC may only permit a national bank to maintain branches in locations and under the conditions imposed by state law upon state banks. At this time, applicable Massachusetts banking laws do not impose any material restrictions on the establishment of branches by Massachusetts banks throughout Massachusetts.

The earnings and growth of us, the Bank and the banking industry are affected by the monetary and fiscal policies of the United States Government and its agencies, particularly the Federal Reserve Board. The Open Market Committee of the Federal Reserve Board implements national monetary policy to curb inflation and combat recession. The Federal Reserve Board uses its power to adjust interest rates in United States Government securities, the Discount Rate and deposit reserve retention rates. The actions of the Federal Reserve Board influence the growth of bank loans, investments and deposits. They also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

In addition to other laws and regulations, we are subject to the Community Reinvestment Act, or the CRA, which requires the federal bank regulatory agencies, when considering certain applications involving us or the Bank, to consider our record of helping to meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and over unwarranted geographic differences in lending patterns. Existing banks have sought to comply with CRA in various ways; some banks have made use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements and small business loans. For example, this may include participation in various government insured lending programs, such as Federal Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value ratio conventional mortgage loans with private mortgage insurance. To date, the market area from which we draw much of our business is Essex County in Massachusetts. As we continue to expand, the market areas served by us will continue to evolve. We have not and will not adopt any policies or practices, which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the communities served by us.

The Uniting and Strengthening America by Providing Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was enacted to further strengthen domestic security following the September 11, 2001 terrorist attacks. This Act amends various federal banking laws, particularly the Bank Secrecy Act, with the intent to curtail money laundering and other activities that might be undertaken to finance terrorist actions. Financial institutions in the United States are required to enhance already established anti-money laundering policies, procedures and audit functions and ensure that controls are reasonably designed to detect instances of money laundering through certain correspondent or private banking accounts. Financial institutions are also required to verify customer identification, maintain verification records and cross check names of new customers against government lists of known or suspected terrorists.

The primary purpose of the Sarbanes-Oxley Act of 2002 is to protect investors through improved corporate governance and heightened responsibilities of, and disclosures by, public companies. The Act contains provisions for the limitations of services that external auditors may provide as well as requirements for the credentials of audit committee members. In addition, the principal executive and principal financial officers are required to certify in quarterly and annual reports that they have reviewed the report; and based on the officers’ knowledge, the reports accurately present the financial condition and results of operations of the company and contain no untrue statement or omission of material fact. The officers also certify their responsibility for establishing and maintaining a system of internal controls which insure that all material information is made known to the officers; this certification also includes the evaluation of the effectiveness of disclosure controls and procedures and their impact upon financial reporting. Section 404 of the Act, requires that each annual report include an internal control report which states that it is the responsibility of management to establish and maintain an adequate internal control structure and procedures for financial reporting, as well as an assessment by management of the effectiveness of the internal control structure and procedures for financial reporting. This section further requires that the external auditors attest to, and report on, the assessment made by management. The Securities and Exchange Commission, or the SEC, has extended the Section 404 compliance dates for non-accelerated filers such as us (those issuers with non-affiliated public float of less than $75 million) to fiscal years ending on or after July 16, 2007. Due to the burdens on smaller companies in designing and implementing compliance with this section, this one year extension will provide smaller companies, such as us, with the necessary opportunity to more thoroughly evaluate their systems of internal controls.

We do not anticipate that compliance with applicable federal and state banking laws will have a material adverse effect on our business or the business of the Bank. Neither we nor the Bank have any material patents, trademarks, licenses, franchises, concessions and royalty agreements or labor contracts, other than the charter granted to the Bank by the OCC. Compliance with federal, state and local provisions which have been enacted or adopted regulating or otherwise relating to the discharge of material into the environment is not expected to have a material effect upon our capital expenditures, earnings or competitive position.

The Bank is subject to regulation by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The business of the Bank is subject in certain areas to state laws applicable to banks.

Employees

The Company and the Bank employ 136 officers and employees, of which 108 are full time.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential

The following tables present the condensed average balance sheets and the components of net interest differential for the three years ended December 31, 2005, 2004 and 2003. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis.

	2005
	Average Balance	Interest Inc./Exp.	Yield/ Rate
	(Dollars in thousands)
ASSETS
Federal funds sold	$5,208	$192	3.68%
Investments (1)	114,434	4,195	3.67%
Loans, net of unearned income (1,2,3)	245,886	15,036	6.12%

Total earning assets	365,528	19,423	5.31%

Other non interest-earning assets	27,075

Total average assets	$392,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$66,961	377	0.56%
NOW accounts	63,989	174	0.27%
Money market accounts	77,590	1,598	2.06%
Time deposits	69,852	1,940	2.78%
Short term borrowings	11,750	327	2.79%

Total interest-bearing liabilities	290,142	4,416	1.52%

Non interest-bearing deposits	74,146
Other non interest-bearing liabilities	2,075
Stockholders’ equity	26,240

Total average liabilities and stockholders’ equity	$392,603

Net interest income		$15,007

Net yield on interest-earning assets			4.11%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $131,000. A federal tax rate of 34% was used in performing this calculation.

(2)	Includes loan fees of $140,000.

(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential (Continued)

	2004
	Average Balance	Interest Inc./Exp.	Yield/ Rate
	(Dollars in thousands)
ASSETS
Federal funds sold	$7,140	$84	1.17%
Investments (1)	126,133	4,231	3.35%
Loans, net of unearned income (1,2,3)	202,609	11,822	5.83%

Total earning assets	335,882	16,137	4.80%

Other non interest-earning assets	30,410

Total average assets	$366,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$67,501	361	0.53%
NOW accounts	65,647	150	0.23%
Money market accounts	58,430	534	0.91%
Time deposits	60,211	1,330	2.21%
Short term borrowings	17,395	219	1.26%

Total interest-bearing liabilities	269,184	2,594	0.96%

Non interest-bearing deposits	66,998
Other non interest-bearing liabilities	3,285
Stockholders’ equity	26,825

Total average liabilities and stockholders’ equity	$366,292

Net interest income		$13,543

Net yield on interest-earning assets			4.03%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $209,000. A federal tax rate of 34% was used in performing this calculation.

(2)	Includes loan fees of $281,000.

(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential (Continued)

	2003
	Average Balance	Interest Inc./Exp.	Yield/ Rate
	(Dollars in thousands)
ASSETS
Federal funds sold	$21,180	$211	0.99%
Investments (1)	89,048	2,936	3.30%
Loans, net of unearned income (1,2,3)	183,108	11,943	6.52%

Total earning assets	293,336	15,090	5.14%

Other non interest-earning assets	32,034

Total average assets	$325,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$65,511	531	0.81%
NOW accounts	62,796	273	0.44%
Money market accounts	45,170	465	1.03%
Time deposits	58,145	1,518	2.61%
Short term borrowings	3,694	37	1.00%

Total interest-bearing liabilities	235,316	2,824	1.20%

Non interest-bearing deposits	61,214
Other non interest-bearing liabilities	3,280
Stockholders’ equity	25,560

Total average liabilities and stockholders’ equity	$325,370

Net interest income		$12,266

Net yield on interest-earning assets			4.18%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $220,000. A federal tax rate of 34% was used in performing this calculation.

(2)	Includes loan fees of $338,000.

(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential (Continued)

The following tables show, for the periods indicated, the dollar amount of changes in interest income and interest expense resulting from changes in volume and interest rates.

	2005 compared to 2004 Due to a change in:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income from:
Federal funds sold	$(23)	$131	$108
Investments	(392)	356	(36)
Loans, net of unearned income	2,525	689	3,214

Total	2,110	1,176	3,286

Interest expense on:
Savings deposits	(3)	19	16
NOW accounts	(4)	28	24
Money market accounts	175	888	1,063
Time deposits	213	397	610
Short term borrowings	(71)	180	109

Total	310	1,512	1,822

Net interest income	$1,800	$(336)	$1,464

	2004 compared to 2003 Due to a change in:
	Volume(1)	Rate(1)	Total
	(Dollars in thousands)
Interest income from:
Federal funds sold	$(140)	$13	$(127)
Investments	1,223	72	1,295
Loans, net of unearned income	1,272	(1,393)	(121)

Total	2,355	(1,308)	1,047

Interest expense on:
Savings deposits	16	(186)	(170)
NOW accounts	12	(135)	(123)
Money market accounts	136	(67)	69
Time deposits	51	(239)	(188)
Short term borrowings	137	45	182

Total	352	(582)	(230)

Net interest income	$2,003	$(726)	$1,277

(1)	The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro rated basis.

Investment Portfolio

The following table indicates the carrying value of the Company’s consolidated investment portfolio at December 31, 2005, 2004 and 2003:

	2005 Carrying Value	2004 Carrying Value	2003 Carrying Value
	(In thousands)
Investments Held-to-Maturity:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$39,013	$38,012	$43,775
Mortgage-backed securities	24,174	30,269	31,489
Debt securities issued by states of the United States and political subdivisions of the states	1,927	1,932	1,937
Debt securities issued by foreign governments	400	500	500

	$65,514	$70,713	$77,701

Federal Reserve Bank Stock	$188	$143	$143

Federal Home Loan Bank Stock	$1,872	$1,872	$1,042

Investments Available-for-Sale	$47,729	$44,116	$61,083

The following table shows the maturities, amortized cost basis and weighted average yields of the Company’s consolidated investments in held-to-maturity and available-for-sale debt securities at December 31, 2005. The yields on state and municipal securities are presented on a tax equivalent basis. A federal tax rate of 34% was used in performing this calculation. *

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Maturing:
U.S. Govt. & agency obligations	$1,500	4.47%	$50,038	3.61%	$969	4.85%	—	—%
Mortgage backed securities	—	—%	23,899	3.87%	24,770	4.04%	—	—%
Corporate Debt securities	3,511	4.00%	1,488	4.30%	—	—%	—	—%
Obligations political and state	265	5.86%	1,566	4.96%	1,071	5.02%	—	—%
Trust preferred securities	—	—%	—	—%	—	—%	3,415	7.00%
Other debt securities	—	—%	400	4.30%	—	—%	—	—%

Total	$5,276	4.23%	$77,391	3.73%	$26,810	4.10%	$3,415	7.00%

*	Federal Reserve Bank Stock and FHLB Stock are not included.

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

(In thousands)	2005	2004	2003	2002	2001
Total loans, non-accrual	$2	$529	$1,007	$575	$337
Loans past due 90 days or more and still accruing	—	—	—	1	—

Total	$2	$529	$1,007	$576	$337

The amount of interest income recorded on non-accrual loans and restructured loans outstanding for the period, amounted to $0 in 2005, $12,000 in 2004, $26,000 in 2003, $24,000 in 2002 and $8,000 in 2001. Had these loans performed in accordance with their original terms, the amount recorded would have been $2,000 in 2005, $83,000 in 2004, $52,000 in 2003, $41,000 in 2002 and $25,000 in 2001.

As of December 31, 2005, there were no loans included above that were known by management to have possible credit problems of the borrowers that caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Most of the Bank’s business activity is with customers located within Massachusetts. The majority of the Bank’s loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

The types of loans offered by the Bank include a broad spectrum of commercial loans, typical of those offered by community banks, along with a broad array of residential mortgage loans and other consumer-based loans. The Bank’s residential real estate loans include both fixed and variable rate loans. The Bank also offers construction mortgage loans and revolving equity loans secured by residential mortgages.

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

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of December 31 for the years indicated: (in thousands)

	2005	2004	2003	2002	2001
Commercial, financial & agricultural	$42,034	$45,520	$34,788	$37,903	$29,725
Real estate-construction and land development	16,413	5,786	4,409	2,209	4,993
Real estate-residential	98,007	83,954	63,346	81,245	72,577
Real estate-commercial	98,761	87,366	59,196	57,703	54,497
Consumer	4,949	6,536	7,233	7,576	8,571
Other	8,968	6,997	6,972	6,110	9,144

	269,132	236,159	175,944	192,746	179,507
Allowance for loan losses	(2,514)	(2,181)	(2,183)	(2,013)	(1,996)
Deferred loan costs, net	638	652	649	652	447

Net loans	$267,256	$234,630	$174,410	$191,385	$177,958

Loan maturities for commercial, financial and agricultural loans at December 31, 2005 were as follows: $14.0 million due in one year or less; $18.3 million due after one year through five years; and $9.7 million due after five years. Of the Bank’s commercial, financial and agricultural loans due after one year, $5.4 million have floating or adjustable rates and $22.6 million have fixed rates.

Loan maturities for real estate construction and land development at December 31, 2005 were as follows: $14.8 million due in one year or less, $1.3 million due after one year through five years and $370,000 due after five years. Of the Bank’s real estate construction and land development loans due after one year, $755,000 have adjustable rates and $868,000 have fixed rates.

Summary of Loan Loss Experience

The following table summarizes historical data with respect to average loans outstanding, loan losses and recoveries, and the allowance for loan losses at December 31 for each of the years indicated:

(Dollars in thousands)	2005	2004	2003	2002	2001
Average loans outstanding, net of unearned income	$245,886	$202,609	$183,108	$187,930	$171,453

Allowance for loan losses
Balance at beginning of period	$2,181	$2,183	$2,013	$1,996	$1,913

(Charge-offs):
Real estate-construction	—	—	—	—	—
Real estate-residential	(141)	—	—	—	—
Real estate-commercial	—	—	—	—	—
Commercial, financial & agric.	(242)	(609)	(44)	(518)	(93)
Consumer	(25)	(33)	(34)	(14)	(9)

Recoveries:
Real estate–residential	—	—	—	—	2
Commercial, financial & agric.	154	77	119	75	45
Consumer	2	3	9	2	3

Net (charge-offs) recoveries	(252)	(562)	50	(287)	(52)

Provision for loan losses	585	560	120	304	135

Balance at period end	$2,514	$2,181	$2,183	$2,013	$1,996

Ratio of net (charge-offs) recoveries to average loans	(0.10)%	(0.28)%	0.03%	(0.15)%	(0.03)%

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

The following table reflects the allocation of the allowance for loan losses and the percentage of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

	2005		2004		2003		2002		2001
(Dollars in thousands)	Amt.	Percent of loans in category to total loans	Amt.	Percent of loans in category to total loans	Amt.	Percent of loans in category to total loans	Amt.	Percent of loans in category to total loans	Amt.	Percent of loans in category to total loans
Commercial, financial & agricultural	$1,102	15.6%	$916	19.2%	$1,138	19.8%	$873	19.7%	$749	16.6%
Real estate-construction	153	6.1%	50	2.4%	29	2.6%	25	1.1%	51	2.8%
Real estate-residential	242	36.4%	226	35.7%	229	36.0%	371	42.2%	283	40.4%
Real estate-commercial	992	36.7%	941	36.9%	764	33.6%	737	29.9%	612	30.3%
Consumer	10	1.8%	35	2.8%	12	4.1%	5	3.9%	27	4.8%
Municipal tax-exempt loans	8	3.3%	7	2.9%	6	3.8%	—	2.8%	—	4.9%
Other	7	0.1%	6	0.1%	5	0.1%	2	0.4%	—	0.2%
Unallocated	—	—%	—	—%	—	—%	—	—%	274	—%

Total	$2,514	100.0%	$2,181	100.0%	$2,183	100.0%	$2,013	100.0%	$1,996	100.0%

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

The allowance also includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Impaired loans receive individual evaluation of the allowance necessary on a quarterly basis. The Bank’s Loan Policy states that when it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note, the loan is considered impaired.

Commercial loans and construction loans are considered to be impaired under any one of the following circumstances: non-accrual status; loans over 90 days delinquent; troubled debt restructures consummated after December 31, 1994; or loans classified as “doubtful”, meaning that they have weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The individual allowance for each impaired loan is based upon an assessment of the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The loss factor applied as a general allowance is determined by a periodic analysis of the Allowance for Loan Losses. This analysis considers historical loan losses as well as delinquency figures and trends.

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

At December 31, 2005, the allowance for loan losses totaled $2.5 million representing 1,257% of non-performing loans, which totaled $2,000, and 0.93% of total loans of $269.8 million. This compared to an allowance for loan losses of $2.2 million representing 412% of non-performing loans, which totaled $529,000, and 0.92% of total loans of $236.8 million at December 31, 2004. The Bank charged off a total of $409,000 of loans during 2005 as compared to $642,000 charged off during 2004. A total of $157,000 was recovered of previously charged off loans during 2005 compared to $80,000 recovered during 2004. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. Additionally, with expectations of the Bank to continue to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Deposits

The following table shows the average deposits and average interest rate paid for the last three years (Dollars in thousands):

	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits	$74,146	0.00%	$66,998	0.00%	$61,214	0.00%
NOW accounts	63,989	0.27%	65,647	0.23%	62,796	0.44%
Money market accounts	77,590	2.06%	58,430	0.91%	45,170	1.03%
Savings deposits	66,961	0.56%	67,501	0.53%	65,511	0.81%
Other time deposits	69,852	2.78%	60,211	2.21%	58,145	2.61%

Total	$352,538		$318,787		$292,836

As of December 31, 2005, the Bank had certificates of deposit in amounts of $100,000 and over, aggregating $16.5 million. These certificates of deposit mature as follows (in thousands):

Maturity	Amount
3 months or less	$8,073
Over 3 months through 6 months	3,783
Over 6 months through 12 months	1,970
Over 12 months	2,664

Total	$16,490

Other Borrowed Funds

The securities sold under agreements to repurchase as of December 31, 2005 are securities sold on a short-term basis by the Bank and are accounted for as borrowings. The securities consisted of mortgage-backed securities issued by U.S. Government Corporations. The securities were held in the Bank’s safekeeping account at the Federal Reserve Bank under the control of the Bank and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

The average balance year-to-date on securities sold under agreements to repurchase in 2005 was $8.4 million with a weighted average rate paid of 2.43% and in 2004 was $11.5 million with a weighted average rate paid of 1.12%.

Federal Home Loan Bank (FHLB) advances represent daily transactions that the Bank uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily reflecting existing market conditions. Listed below are the FHLB borrowings during 2005, 2004 and 2003 (dollars in thousands).

	2005	2004	2003
Average balance year to date:	$3,373	$5,852	$—
Weighted average rate	3.63%	1.54%	n/a

Return on Equity and Assets

	Year ended December 31,
	2005	2004	2003
Return on average total assets (net income divided by total average assets)	0.61%	0.68%	0.67%
Return on average stockholders’ equity (net income divided by average stockholders’ equity)	9.12%	9.32%	8.52%
Dividend payout ratio (total declared dividends divided by net income)	62.60%	59.07%	66.63%
Equity to assets ratio (average stockholders’ equity as a percentage of total average assets)	6.68%	7.32%	7.86%

Summarized quarterly financial data for 2005 and 2004 as follows:

	(In thousands except per share data) 2005 Quarter Ended
	March 31	June 30	Sept 30	Dec 31
Interest and dividend income	$4,587	$4,818	$4,950	$4,937
Interest expense	832	1,122	1,164	1,298

Net interest and dividend income	3,755	3,696	3,786	3,639
Provision for loan losses	140	120	180	145
Non interest income	926	1,079	985	1,202
Non interest expense	3,638	3,816	4,018	3,618

Income before income taxes	903	839	573	1,078
Income tax expense	268	264	130	338

Net income	$635	$575	$443	$740

Basic earnings per common share	$0.34	$0.31	$0.24	$0.39
Earnings per common share, assuming dilution	$0.33	$0.30	$0.23	$0.38

	(In thousands except per share data) 2004 Quarter Ended
	March 31	June 30	Sept 30	Dec 31
Interest and dividend income	$3,593	$3,757	$4,247	$4,395
Interest expense	597	590	686	720

Net interest and dividend income	2,996	3,167	3,561	3,675
Provision for loan losses	60	70	190	240
Non interest income	944	934	1,001	1,347
Non interest expense	3,211	3,269	3,416	3,562

Income before income taxes	669	762	956	1,220
Income tax expense	186	220	299	402

Net income	$483	$542	$657	$818

Basic earnings per common share	$0.26	$0.30	$0.35	$0.44
Earnings per common share, assuming dilution	$0.25	$0.28	$0.34	$0.43

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

Our business is concentrated in and dependent upon the continued economic growth and welfare of our primary market areas.

We operate primarily in North Eastern Massachusetts, primarily Essex County. The Bank’s general market areas consist of the municipalities in which it operates banking offices and all of the contiguous cities and towns. Our 9 branch offices are located in Essex County. The Company success is somewhat dependent upon the local economic conditions, business activity, population, income levels, deposits and real estate activity in these markets. Adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographical concentration, we are less able than national financial institutions to diversify our credit risks across multiple markets.

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services business in our market is highly competitive. Our competitors include large national and regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Some of these competitors are not subject to the same regulatory restrictions, have advantages of scale due to their size, or have cost advantages due to their tax status. These competitive factors may limit our growth and profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

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

The Bank’s Topsfield office (2,310 square feet) at 15 Main Street, Topsfield, Massachusetts is leased by the Bank from a third party with a term that expires February 2010.

The Bank’s North Beverly Plaza office (5,126 square feet) at 63 Dodge Street, Beverly, Massachusetts is leased by the Bank from a third party with a term that expires October 2026.

The Bank has a full-service Branch Office at Cummings Center (3,502 square feet), 100 Cummings Center-Suites 101M and 101N, Beverly, Massachusetts, and the facility is leased with a term that expires September 2006.

The Bank, in January 2000, established a full-service branch office (1,250 square feet) at 11 Summer Street, Manchester-by-the-Sea, Massachusetts, and the facility is leased with a term that expires December 2029.

The Bank, in September 2004, established a full-service branch office (6,650 square feet) at 107 High Street, Danvers, Massachusetts, and the facility is leased with a term that expires September 2024.

The Bank has ten automated teller machines (“ATMs”) in Massachusetts of which three are stand alone and are located at Beverly Hospital, Herrick Street, Beverly; Crosby’s Market, Manchester-by-the-Sea; Cummings Center parking lot, 100 Cummings Center, Beverly, along with twelve cash dispensing machines at various retail locations.

The Bank maintains two high school branches: Hamilton-Wenham Regional High School (340 square feet) at Bay Road, Hamilton, Massachusetts; and Beverly High School (491 square feet) at Sohier Road, Beverly, Massachusetts.

See Note 13 to Financial Statements for information of minimum rental payments in future periods on the Companies leased facilities.

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

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is limited trading in the Company’s Common Stock, which is not listed on any public exchange or the National Association of Securities Dealers National Market System, or the Small Cap Market System. However, the Common Stock of Beverly National Corporation is traded on the Over-the-Counter Bulletin Board and the stock symbol is (“BVNC.OB”).

The following table sets forth, to the best knowledge of Management, the representative high and low closing prices as reported for each quarterly period during the last two years. The sale prices of these market trades is based on transactions reported by Bloomberg for 2004 and available to the public on Yahoo Finance for 2005.

	2005	2004
Quarter ended March 31,	$28.00 - $26.55	$26.45 – $28.20
Quarter ended June 30,	$27.90 - $26.05	$24.30 – $26.50
Quarter ended Sept. 30,	$27.00 - $25.50	$24.50 – $25.75
Quarter ended Dec. 31,	$27.00 - $25.19	$25.62 – $28.00

Holders

The number of holders of the Company’s common stock was 682 as of March 15, 2006.

Dividends

The Company declared quarterly cash dividends of $.20 per share during 2005 and 2004, which totaled $.80 per share for both 2005 and 2004.

The Company’s ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and Massachusetts corporate law. As a practical matter, the Company’s ability to pay dividends is generally limited by the Bank’s ability to dividend funds to the Company.

For restrictions on the ability of the Bank to pay dividends to the Company, see Note 16, of the Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	58,586	$14.72	—
Equity compensation plans not approved by security holders	52,563	$13.90	—

Total	111,149	$14.33	—

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years.

	Year Ended December 31, (Dollars in thousands, except per share data)
	2005	2004	2003	2002	2001
EARNINGS DATA
Interest income	$19,292	$15,928	$14,870	$16,825	$18,267
Interest expense	4,416	2,594	2,824	4,336	6,131

Net interest income	14,876	13,334	12,046	12,489	12,136
Provision for loan losses	585	560	120	304	135
Noninterest income	4,192	4,291	3,702	3,873	3,137
Noninterest expense	15,090	13,458	12,135	12,342	11,006

Income before income taxes	3,393	3,607	3,493	3,716	4,132
Income taxes	1,000	1,107	1,316	1,334	1,574

Net income	$2,393	$2,500	$2,177	$2,382	$2,558

PER SHARE DATA*
Net income-basic	$1.28	$1.35	$1.20	$1.35	$1.49
Net income-diluted	$1.24	$1.30	$1.14	$1.28	$1.39
Cash dividends	$0.80	$0.80	$0.80	$0.83	$0.72
Book value (at end of period)	$15.25	$15.05	$14.32	$14.24	$14.03

BALANCE SHEET DATA
Total assets	$412,512	$378,125	$347,175	$310,528	$310,329
Loans	269,770	236,811	176,594	193,407	179,960
Allowance for loan losses	2,514	2,181	2,183	2,013	1,996

Loans, net of allowance	267,256	234,630	174,411	191,394	177,964
Investments	115,303	116,844	139,968	56,858	77,896
Deposits	345,812	337,135	308,281	281,296	284,113
Stockholders’ equity	28,721	28,012	26,242	25,433	23,562

FINANCIAL RATIOS
Return on average assets	0.61%	0.68%	0.67%	0.79%	0.94%
Return on average equity	9.12%	9.32%	8.52%	9.78%	10.68%
Net interest margin	4.11%	4.03%	4.18%	4.62%	5.03%
Leveraged capital ratio	6.84%	7.31%	7.78%	7.87%	8.59%

*	Per share information has been adjusted to reflect the June 2002 5% stock dividend.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Selected Financial Data” and Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Critical Accounting Estimates

In preparing the Company’s financial statements, Management selects and applies numerous accounting policies. In applying these policies, Management must make estimates and assumptions. The accounting policy that is most susceptible to critical estimates and assumptions is the allowance for loan losses. The determination of an appropriate provision is based on a determination of the probable amount of credit losses in the loan portfolio. Many factors influence the amount of potential charge-offs of loans deemed to be uncollectible. These factors include the specific characteristics of the loan portfolio and general economic conditions nationally and locally. While Management carefully considers these factors in determining the amount of the allowance for loan losses, future adjustments may be necessary due to changed conditions, which could have an adverse impact on reported earnings in the future. See “Provision for Loan Losses” and “Allowance for Loan Losses.”

General

The Company does not transact any material business other than through its wholly owned subsidiary, the Bank. The Bank’s results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank’s provision for loan losses, fee income from wealth management and trust services and fees generated from loan and deposit products and, when strategically appropriate, loan sale activities. The Bank’s non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion, professional fees and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may also materially impact the Bank.

The economy of the Company’s market area is considered stable. However, economic uncertainty continues to be a factor in the financial decision-making process for both commercial and consumer banking customers.

Operating Strategy

Management’s primary goal has been to maintain the Bank’s profitability, asset quality and its capital position by: (i) investing in one- to four-family loans secured by properties located in its primary market area; (ii) investing in multi-family, commercial real estate and construction and development loans secured by properties located in the Bank’s primary market area, to the extent that such loans meet the Bank’s general underwriting criteria; (iii) commercial and small business lending to businesses in the Bank’s primary market area; (iv) offering wealth management and trust services to customers in the Bank’s primary market area; (v) investing funds not utilized for loan investments in various equity and corporate debt investments and mortgage-backed and mortgage-related securities; and (vi) managing interest rate risk by emphasizing the origination of prime-based and adjustable-rate loans and short-term fixed-rate loans and investing in short-term securities and generally selling longer-term fixed-rate loans that the Bank originates. The Bank intends to continue this operating strategy in an effort to enhance its long-term profitability while maintaining a reasonable level of interest rate risk and enhance such strategy by expanding the products and services it offers, as necessary, in order to improve its market share in its primary market area. In this regard, the Bank offers 24-hour banking by telephone, debit card services and Internet banking.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Total assets at December 31, 2005 were $412.5 million, compared to $378.1 million at December 31, 2004, an increase of $34.4 million, or 9.1%. Asset growth was primarily due to the increase in the loan portfolio funded by an $8.7 million, or 2.6% increase in deposits and the addition of $22.9 million of FHLB advances.

Investments, which include available-for-sale and held-to-maturity securities, totaled $113.2 million, at December 31, 2005, a slight decrease of $1.6 million, or 1.4%, compared to $114.8 million at December 31, 2004. The increase in available-for-sale securities of $3.6 million was primarily in corporate bonds and notes and trust preferred securities, while the decrease in held-to-maturity investments of $5.2 million was due to the pay-down of mortgage backed securities and the maturity of government agency securities.

Loans receivable, net of the allowance for loan losses and unearned income, increased $32.7 million or 13.9%, to $267.3 million at December 31, 2005, compared to $234.6 million at December 31, 2004. The increase in loans was due to a $10.6 million, or 184%, increase in real estate construction and land development loans, an $11.4 million, or 13.0% increase in commercial real estate loans, a $14.1 million, or 16.7%, increase in residential real estate loans, and a $2.0 million, or 28.2%, increase in other loans. These increases were partially offset by decreases of $3.5 million, or 7.7%, in commercial loans and $1.6 million in consumer loans. The increase in the loan portfolio was a result of the ongoing efforts to grow the loan portfolio, which produces higher returns. Commercial and commercial real estate lending along with a greater emphasis on residential and home equity lending continue to be the primary areas of concentration as the Bank’s strategic plan is to continue to have a more diversified portfolio mix.

Non-performing assets at December 31, 2005 were $2,000, compared to $529,000 at December 31, 2004, a decrease of 99.6%. This decrease was the result of certain non-accrual loans being paid off or brought current. The allowance for loan losses increased $333,000 to $2.5 million at December 31, 2005, compared to $2.2 million at December 31, 2004, an increase of 15.3%. At December 31, 2005 the allowance represented 1,257% of non-performing loans and 0.93% of total loans, compared to 412% of non-performing loans and 0.92% of total loans at December 31, 2004. The bank did not have any foreclosed real estate assets or OREO at either December 31, 2005 or December 31, 2004.

Deposits increased 2.6%, to $345.8 million at December 31, 2005 from $337.1 million at December 31, 2004. The deposit growth occurred primarily in money market deposit accounts, non-interest bearing demand deposit accounts and certificates of deposit. The deposit growth was the direct result of the investment in retail products and expansion of the retail franchise. The Bank has introduced a number of new products, alternative investment services, small business deposit products, commercial services and delivery channels such as home banking, on-line bill pay, and debit cards. The Bank has also spent a great deal of time and effort in developing a more sales oriented culture.

Advances from the Federal Home Loan Bank of Boston totaled $22.9 million at December 31, 2005, compared to none at December 31, 2004. The advances were used to fund loan growth in excess of the amount funded through the increase in deposits. Securities sold under agreement to repurchase totaled $11.4 million at December 31, 2005, compared to $10.5 million at December 31, 2004, an increase of $894,000, or 8.5%.

Total equity was $28.7 million, or 7.0% of total assets at December 31, 2005, an increase of $709,000, or 2.5%, from the $28.0 million, or 7.4% of total assets at December 31, 2004. The change in equity was the result of the net income for the period offset by the payment of dividends and an increase in other comprehensive loss. The Company’s book value per share at December 31, 2005 was $15.25, compared to $15.05 at December 31, 2004, an increase of $.20, or 1.3%.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

Net income for the year ended December 31, 2005 was $2.4 million, as compared to $2.5 million last year. Basic earnings per share for the year ended December 31, 2005 were $1.28, versus $1.35 for the year ended December 31, 2004. Diluted earnings per share for the year ended December 31, 2005 were $1.24, as compared to $1.30 for the year ended December 31, 2004. Net income for 2005 was reduced by one-time charges, net of tax, of $402,000 related to the curtailment of the Bank’s defined benefit pension plan and severance payments. Net income for 2005, after adjusting for these items, would have been $2.8 million, with basic and fully diluted earnings per share of $1.49 and $1.45, respectively. Net income for the year ended December 31, 2004 included a one-time gain, net of tax, of approximately $190,000 from the sale of real estate, and after adjusting for the gain net income would have been $2.3 million, or basic and fully diluted earnings per share of $1.25 and $1.20, respectively. The adjusted 2005 net income represents an increase of $485,000, or 21.0%, over the adjusted 2004 net income and adjusted basic and fully diluted earnings per share increased 19.2% and 20.8%, respectively, over the adjusted 2004 amounts.

Interest and Dividend Income

Interest and dividend income for the year ended December 31, 2005 was $19.3 million, compared to $15.9 million for the year ended December 31, 2004, an increase of $3.4 million, or 21.1%. The increase in interest and dividend income was a result of an increase in the average balance of interest earning assets. The average balance of interest-earning assets increased from $335.9 million for the year 2004 to $365.5 million for the year 2005, an increase of $29.6 million, or 8.8%.

The increase in the average balance of interest-earning assets was primarily a result of an increase in the average balance of loans to $245.9 million for 2005, compared to $202.7 million for 2004, an increase of $43.2 million, or 21.3%. The average investments for the period decreased to $114.4 million from $126.1 as the Bank used cash flows from the portfolio to fund loans at a higher yield. The yield on average interest-earning assets increased 51 basis points to 5.31%, due to the increasing interest rate environment, as a good portion of the Bank’s loan portfolio is adjustable and tied to the prime rate which continued to increase during 2005.

Interest Expense

Interest expense for the year ended December 31, 2005 was $4.4 million, compared to $2.6 million for the year ended December 31, 2004, an increase of $1.8 million, or 69.2%. The increase in interest expense was due the growth in deposits and the increase in interest rates, which resulted in an increase in the cost of interest-bearing liabilities from 0.96% to 1.52%. The average balance of interest-bearing liabilities increased to $290.1 million for the year 2005, from $269.2 million for the year 2004, an increase of $20.9 million, or 7.8%.

Provision for Loan Losses

The provision for loan losses was $585,000 for the year, compared to $560,000 last year. The level of the reserve provision for the year ended December 31, 2005 was a direct result of the increased loan portfolio, which was primarily in construction and land development, commercial real estate and home equity loans, which generally bear a higher risk than single family residential lending. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any losses reasonably expected in the existing loan portfolio.

While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. Additionally, with the expectation of the Bank to grow its existing loan portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Noninterest Income

For the year ended December 31, 2005, noninterest income, net of gains and losses on investment activities and the sale of real estate, totaled $4.2 million, compared to $3.9 million last year, an increase of $280,000, or 7.2%. The increase was primarily a result of increased fees from the sale of non-deposit products, specifically UVEST, and in other income that consisted mainly of increases in loan origination and prepayment fees.

During the twelve-month period ended December 31, 2004, the Company recognized a gain of $75,000 from the sale of available-for-sale securities, and there were no sales in 2005. In addition, the Company recognized a gain on the sale of real estate in the amount of $317,000 in 2004.

Noninterest Expense

Total noninterest expense was $15.1 million for the twelve months ended December 31, 2005, compared to $13.5 million for the same period last year, an increase of $1.6 million, or 12.13%. Total expense for 2005 includes two non-recurring items totaling $683,000 relating to severance payments and a one-time charge associated with the curtailment of the Bank’s defined benefit plan. Excluding these items total noninterest expenses would have been $14.4 million, or an increase of $949,000 million, or 7.1%.

Total salaries and benefits increased $1.3 million, or 16.3%, primarily the result of a general increase in salaries and benefits from annual salary increases, increased staffing levels and the increased cost of certain employee benefit plans. Excluding the one-time items mentioned previously the total salaries and benefits expense would have only increased approximately $612,000, or 7.7% year over year. Occupancy expense increased $260,000, or 23.5%, equipment expense increased $18,000, or 2.7%, primarily a result of a full year of operating expenses for the new Danvers branch facility and overall increases in utility and heating costs. Marketing and public relation expense decreased $56,000, or 12.8%, due to the lower level of dollars spent on new product introductions and media advertising for the new branch opening in 2004. Professional fees increased $169,000, or 23.6%, as the Bank spent more on outside consulting and professional services for the implementation of the requirements under Sarbanes-Oxley and for legal fees and outsourced internal and compliance audit services.

Income Taxes

For the year ended December 31, 2005 income taxes of $1.0 million were provided on net income before tax of $3.4 million for an effective rate of 29.5%, compared to $1.1 million on income before taxes of $3.6 million for an effective rate of 30.7%, for the same period last year. The slightly lower effective rate was attributable to the increase in investments in the securities corporation and additional tax-free investments purchased during the year.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

Net income for the year ended December 31, 2004 totaled $2.5 million, or $1.35 basic and $1.30 fully diluted earnings per share, compared to $2.2 million, or $1.20 basic and $1.14 fully diluted earnings per share for the year ended December 31, 2003. This represents an increase of 14.8% in net income and a 12.5% and 14.0% increase in basic and fully diluted earnings per share, over the last year. Net income for the year ended December 31, 2004 included a one-time gain, net of tax, of approximately $190,000 from the sale of real estate, after adjusting for the gain net income would have been $2.3 million, or basic and fully diluted earnings per share of $1.25 and $1.20, respectively.

Interest and Dividend Income

Interest and dividend income for the year ended December 31, 2004 was $15.9 million, compared to $14.9 million for the year ended December 31, 2003, an increase of $1.0 million, or 6.7%. The increase in interest and dividend income was a result of an increase in the average balance of interest earning assets. The average balance of interest-earning assets increased from $293.3 million in 2003 to $335.9 million in 2004, an increase of $42.6 million, or 14.5%. The increase in the average balance of interest-earning assets was primarily a result of an increase in the average balance of investments and federal funds sold of $23.0 million, or 20.9%, and an increase in loans of $19.5 million, or 10.7%, offset by a slight decrease in the average yield on earning assets of to 4.80% from 5.14% at December 31, 2003.

Interest Expense

Interest expense for the year ended December 31, 2004 was $2.6 million, compared to $2.8 million for the year ended December 31, 2003, a decrease of $200,000, or 7.1%. The decrease in interest expense was primarily due to increasing rates paid on deposits necessitated by the interest rate environment. The average balance of interest-bearing liabilities increased from $235.3 million for 2003 to $269.2 million in 2004, an increase of $33.9 million, or 14.4%. The cost of average interest-bearing liabilities decreased 24 basis points to 0.96%, for the year ended December 31, 2004.

Provision for Loan Losses

The provision for loan losses was $560,000 for the year, compared to $120,000 for 2003. The level of the reserve position for the fiscal year ended December 31, 2004 was a direct result of the increased growth in the loan portfolio specifically the increased level of commercial real estate loans, which generally bear a higher risk than single family residential lending and the increased level of loans charged-off during the period.

Other Income

For the year-ended December 31, 2004, noninterest income, net of gains and losses on investment activities and other non-recurring gains, totaled $3.9 million, compared to $3.5 million in 2003, an increase of $445,000, or 12.9%. These changes were primarily a result of an increase in income from fiduciary activities, the sale of non-deposit products and other deposit fees. During the period the Company also recognized a gain of $75,000 from the sale of investment securities compared to $248,000 in 2003.

Other Expense

Total noninterest expense was $13.5 million for the year ended December 31, 2004, compared to $12.1 million for the year ended December 31, 2003, an increase of $1.4 million, or 11.6%. Total salaries and benefits increased $785,000, or 11.0%, primarily due to an increase in compensation and employee benefit plans, an increase in the number of employees from the opening of an additional branch location and the addition of new loan officers in the lending division. Occupancy and equipment expense totaled $1.8 million compared to $1.7 million for the same period last year, an increase of $86,000, or 5.1%. This increase was the result of the increased level of depreciation on improvements associated with the added space for the new retail location of the Bank. Marketing and public relations expense totaled $437,000, compared to $329,000 for the same period last year, an increase of $108,000, or 32.8%, primarily as a result of the promotion and introduction of new deposit products and the new retail location opened during the year.

Income Taxes

For the year ended December 31, 2004, income taxes of $1.1 million were provided on net income before tax of $3.6 million, for an effective rate of 30.7%, compared to $1.3 million on income before taxes of $3.5 million for an effective rate of 37.7%, for the year 2003. The change in effective tax rates from year to year is a result of the Bank establishing a Massachusetts securities corporation in which investment income is taxed a lower rate than the Bank.

Capital Resources

As of December 31, 2005, the Company had total capital in the amount of $28.7 million, as compared with $28.0 million at December 31, 2004, which represents an increase of $709,000, or 2.5%. The capital ratios of the Company and the Bank exceed applicable regulatory requirements (see Note 16 to the Financial Statements).

Banks and bank holding companies are generally required to maintain Tier 1 capital at a level equal to or greater than 4% of their adjusted total assets. As of December 31, 2005, the Bank’s Tier 1 capital to average assets amounted to 6.75%, as compared to 6.82% at December 31, 2004.

Similarly, the Company’s Tier 1 capital to average assets amounted to 6.84% at December 31, 2005, as compared to 7.31% at December 31, 2004. Banks and holding companies must maintain minimum levels of risk-based capital equal to risk weighted assets of 8%. At December 31, 2005, the Bank’s ratio of risk-based capital to risk weighted assets amounted to 9.58% for Tier 1 and 10.47% for total capital, which satisfies the applicable risk-based capital requirements. At December 31, 2004, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 10.60% for Tier 1 and 11.48% for total capital. Similarly, the Company’s ratio of risk-based capital to risk-weighted assets, at December 31, 2005, amounted to 10.31% for Tier 1 and 11.19% for total capital, which exceeds all applicable regulatory requirements. At December 31, 2004, the Company’s ratio of risk-based capital to risk-weighted assets amounted to 11.34% for Tier 1 and 12.24% of total capital. While the current capital ratios of the Company and the Bank exceed all applicable regulatory requirements, the Board has determined that additional capital would be prudent to provide the flexibility necessary to take advantage of growth opportunities as they present themselves. Therefore, the Company may seek to raise up to $15 million in new capital through the offering of additional shares of our Company Stock in the next three to six months. Shareholder will have preemptive rights in any such offering of common stock by the Company.

THIS DOCUMENT DOES NOT CONSTITUTE AN OFFER OF ANY SECURITIES FOR SALE, WHICH OFFER MAY BE MADE ONLY AFTER A REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933 RELATING THERETO HAS BEEN FILED WITH THE SEC.

Liquidity

Liquidity is measured by the Bank’s ability to raise funds instantaneously by converting assets or liabilities to cash at either minimum or no loss to the Bank. As a matter of policy, liquidity is managed so that general operations can be funded and any extraordinary needs can be met. The goal of the Bank’s liquidity management effort is to deploy excess funds so that profits can be maximized while the continuity of operations is maintained.

The factors that have most influenced the Bank’s liquidity policy are as follows:

(1)	reliability and stability of the Bank’s deposit base

(2)	quality of the asset portfolio

(3)	maturity structure and pledging status of the Bank’s investment portfolio

(4)	potential for loan demand

(5)	possibility of extraordinary liquidity demands

(6)	anticipated changes in loan repayments

(7)	level of the Bank’s non-performing and non-earning assets.

In addition, it is recognized that liquidity and asset/liability management are two closely related components of the Bank’s overall financial management. If asset/liability gaps are matched, assets and liabilities will be maturing and/or re-pricing at about the same time. This will keep the Bank from becoming illiquid or vulnerable to changes in interest rates.

The Bank measures its liquidity on three distinct levels.

Primary liquidity serves as a source of funds to meet the immediate cash needs of the Bank. Primary liquidity includes cash on hand and due from banks, un-pledged securities that mature in 30 days or less, federal funds sold and the current un-advanced portion of available lines of credit (FHLB and Bank of America). Primary liquidity is calculated on a weekly basis and reported as part of the management ALCO reports. The current internal guideline for primary liquidity is 2% to 10% of total assets.

Secondary liquidity is intended as an additional source of funds for the Bank to meet intermediate and long-term cash needs to fund growth expectations and any unexpected funding demands on the Bank. Secondary liquidity will consist of un-pledged investment securities available for sale, at current market value, and the un-advanced portion of available borrowing capacity at the FHLB. The current internal guideline for secondary liquidity is 5% to 20% of total assets.

Total liquidity will be the combination of the primary and secondary liquidity and is the total measure of the Bank’s growth capacity before the generation of additional deposits. It is the intention of the Bank to cover all foreseeable demands for cash and still maintain a total liquidity Ratio of 10% to 25% of total assets.

As of December 31, 2005 the Bank is in compliance with the established internal guidelines.

As an additional source of liquidity the Bank has the ability to use brokered deposits as a source of funds. The Bank monitors the market for these products and if rates warrant they will be considered as an additional source of liquidity. The Bank has established a limit of 10% of deposits as a maximum level of such deposits. As of December 31, 2005 the Bank has no brokered certificates of deposit.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available for sale account as a liquidity resource. Securities maturing in one year or less amounted to $7.8 million at December 31, 2005; additionally, a minimum amount of contractual payments in the amount of $10.1 million for the mortgage-backed securities portfolio is due within one year at December 31, 2005. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity.

Gap Analysis

The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than +/- 25% of total assets. The Company’s current practices are consistent with these objectives. The Company believes that it is successfully managing its interest rate risk consistent with these goals. Listed below is a gap analysis as of December 31, 2005 by re-pricing date or maturity.

(Dollars in thousands)	0-31 Days	1-3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
ASSETS
Investments (1)	$1,772	$3,372	$4,912	$7,932	$86,051	$11,422
Interest bearing demand deposits	312	—	—	—	—	—
Total loans	34,517	23,020	5,754	15,788	136,706	54,000

Total earning assets	36,601	26,392	10,666	23,720	222,757	65,422

LIABILITIES
Noninterest bearing deposits	—	—	—	—	—	78,218
Savings	—	—	20,264	—	40,425	—
NOW accounts	—	—	19,873	—	40,348	—
Money market accounts	26,162	—	—	—	26,163	26,162
Total time deposits	3,363	25,173	10,992	12,264	16,405	—

Total deposits	29,525	25,173	51,129	12,264	123,341	104,380
Borrowed funds	18,600	—	2,500	1,800	—	—
Securities sold under agreements to repurchase	11,390	—	—	—	—	—

Total liabilities	59,515	25,173	53,629	14,064	123,341	104,380

Net asset (liability) gap	$(22,914)	$1,219	$(42,963)	$9.656	$99,416	$(38,958)

Cumulative gap	$(22,914)	$(21,695)	$(64,658)	$(55,002)	$44,414	$5,456

% cumulative gap	(5.55)%	(5.26)%	(15.67)%	(13.33)%	10.77%	1.32%

(1)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company’s financial conditions, results of operations, or liquidity. For a discussion of this matter, please see Note 14 to the Financial Statements.

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

Please see “Risk Factors” for further discussion.

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

The Company’s average net interest margin for the year ended December 31, 2005 yielded 4.11%, in comparison to the 4.03% for the year ended December 31, 2004. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

The Company’s Asset/Liability Management Committee is comprised of the President and Chief Executive Officer of the Company, the Executive Vice President and Chief Financial Officer, the Executive Vice President and Senior Loan Officer, the Executive Vice President of Retail Banking, the Senior Vice President of Operations, Senior Vice President and Chief Risk officer, and various lending, marketing and finance officers. The Committee is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The Committee meets regularly and sets the rates on deposits and loan products, approves loan pricing strategies, reviews investment transactions and sets other strategic initiatives that relate to balance sheet management and structure as considered necessary. This Asset/Liability Management Committee reports to the Board of Director ALCO Committee, which is comprised of several independent Directors and the President and Chief Executive Officer.

The Company is subject to interest rate risk in the event that interest rates increase or decrease. The two primary measurements of exposure to changes in interest rates, which the Bank manages and monitors closely, are net interest income simulation, using various interest rate scenarios, and rate shocks, and their impact on the economic value of equity, given specific interest rate scenarios.

The Bank works with an independent third party consultant to calculate and review these various measurements. The Board and Management ALCO committees meet with the third party consultant on a quarterly basis to review the results of the current period as measured against established guidelines, trends from previous analyses and the impact of the strategies put in place on actual period over period results and formulation of strategies and direction to comply with established guidelines and adjust to current economic conditions and direction.

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

As of December 31, 2005 the simulations indicate that an increase in interest rates of 200 basis points over the next year would result in a decrease of 2.41% ($379,000) in net interest income in year one and an increase in the year 2 base net interest income of 2.82% ($444,000). If the rates were to decrease by 200 basis points over the next year, net interest income would increase by 0.11% ($18,000) in year 1 and decrease of 1.90% ($299,000) in year 2. The above information would indicate that as of December 31, 2005, the Company is slightly asset sensitive. The reason that net interest income declines in year 1 and increases in year 2 in the up rate scenario is a result of the initial impact of increasing core deposit rates which is then more than offset in year 2 as a greater level of assets re-price at current rates than liabilities. These changes are within the risk tolerance levels established by the Company policies.

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

As of December 31, 2005, the capital ratio of the Company on an EVE basis, at current rate levels, is 14.5%. Based on the most recent analysis it is estimated that an immediate increase in interest rates of 200 basis points (for example, an increase in the prime rate from 7.50% to 9.50%) would result in an EVE capital ratio of 15.5%. Alternatively, if interest rates were to decrease by 200 basis points, the EVE capital ratio is estimated to be 11.8%. These changes are within the risk tolerance levels established by the Company policies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Board of Directors and Stockholders

Beverly National Corporation

Beverly, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Beverly National Corporation and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly National Corporation and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 24, 2006

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Dollars in thousands, except per share data)

	2005	2004
ASSETS
Cash and due from banks	$13,134	$10,345
Interest-bearing demand deposits with other banks	306	301

Cash and cash equivalents	13,440	10,646
Investments in available-for-sale securities (at fair value)	47,729	44,116
Investments in held-to-maturity securities (fair values of $63,895 as of December 31, 2005 and $70,642 as of December 31, 2004)	65,514	70,713
Federal Home Loan Bank stock, at cost	1,872	1,872
Federal Reserve Bank stock, at cost	188	143
Loans, net of the allowance for loan losses of $2,514 and $2,181, respectively	267,256	234,630
Mortgages held-for-sale	—	447
Premises and equipment	4,577	4,817
Accrued interest receivable	1,639	1,356
Other assets	10,297	9,385

Total assets	$412,512	$378,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$78,218	$72,321
Interest-bearing	267,594	264,814

Total deposits	345,812	337,135
Federal Home Loan Bank advances	22,900	—
Securities sold under agreements to repurchase	11,390	10,496
Other liabilities	3,689	2,482

Total liabilities	383,791	350,113

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, par value $2.50 per share; authorized 2,500,000 shares; issued 1,993,200 shares as of December 31, 2005 and 1,972,357 shares as of December 31, 2004; outstanding, 1,882,795 shares as of December 31, 2005 and 1,861,332 shares as of December 31, 2004	4,983	4,931
Paid-in capital	6,848	6,618
Retained earnings	18,992	18,097
Treasury stock, at cost (110,405 shares as of December 31, 2005 and 111,025 shares as of December 31, 2004)	(1,495)	(1,504)
Accumulated other comprehensive loss	(607)	(130)

Total stockholders’ equity	28,721	28,012

Total liabilities and stockholders’ equity	$412,512	$378,125

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)

	2005	2004	2003
Interest and dividend income:
Interest and fees on loans	$14,903	$11,639	$11,739
Interest on debt securities:
Taxable	4,073	4,113	2,858
Tax-exempt	90	70	44
Dividends on marketable equity securities	27	11	17
Other interest	199	95	212

Total interest and dividend income	19,292	15,928	14,870

Interest expense:
Interest on deposits	4,089	2,375	2,787
Interest on other borrowed funds	327	219	37

Total interest expense	4,416	2,594	2,824

Net interest and dividend income	14,876	13,334	12,046
Provision for loan losses	585	560	120

Net interest and dividend income after provision for loan losses	14,291	12,774	11,926

Noninterest income:
Income from fiduciary activities	1,738	1,726	1,540
Fees from sale of non-deposit products	241	114	—
Service charges on deposit accounts	568	614	643
Other deposit fees	583	584	419
Gain on sales and calls of available-for-sale securities, net	—	75	248
Gain on sales of loans, net	13	56	388
Gain on sale of real estate	—	317	—
Income (loss) on cash surrender value of life insurance	209	218	(111)
Other income	840	587	575

Total noninterest income	4,192	4,291	3,702

Noninterest expense:
Salaries and employee benefits	9,226	7,931	7,146
Director fees	307	261	182
Occupancy expense	1,367	1,107	1,034
Equipment expense	683	665	652
Data processing fees	836	843	795
Marketing and public relations	381	437	329
Professional fees	884	715	653
Other expense	1,406	1,499	1,344

Total noninterest expense	15,090	13,458	12,135

Income before income taxes	3,393	3,607	3,493
Income taxes	1,000	1,107	1,316

Net income	$2,393	$2,500	$2,177

Earnings per common share	$1.28	$1.35	$1.20

Earnings per common share, assuming dilution	$1.24	$1.30	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2002	$4,763	$5,853	$16,348	$(1,619)	$89	$25,434
Comprehensive income:
Net income	—	—	2,177	—	—	—
Other comprehensive loss, net of tax effect	—	—	—	—	(536)
Comprehensive income						1,641
Tax benefit for stock options	—	214	—	—	—	214
Stock award (500 shares from treasury stock)	—	4	—	7	—	11
Dividends declared ($.80 per share)	—	—	(1,451)	—	—	(1,451)
Sale of 39,558 shares of common stock on exercise of stock options	99	196	—	—	—	295
Reissuance of treasury stock under stock option plan (6,195 shares)	—	14	—	84	—	98

Balance, December 31, 2003	4,862	6,281	17,074	(1,528)	(447)	26,242
Comprehensive income:
Net income	—	—	2,500	—	—	—
Other comprehensive income, net of tax effect	—	—	—	—	317	—
Comprehensive income						2,817
Tax benefit for stock options	—	170	—	—	—	170
Stock award (500 shares from treasury stock)	—	6	—	7	—	13
Dividends declared ($.80 per share)	—	—	(1,477)	—	—	(1,477)
Sale of 27,478 shares of common stock on exercise of stock options	69	158	—	—	—	227
Reissuance of treasury stock under stock option plan (1,260 shares)	—	3	—	17	—	20

Balance, December 31, 2004	4,931	6,618	18,097	(1,504)	(130)	28,012
Comprehensive income:
Net income	—	—	2,393	—	—	—
Other comprehensive loss, net of tax effect	—	—	—	—	(477)
Comprehensive income						1,916
Tax benefit for stock options	—	65	—	—	—	65
Stock award (500 shares from treasury stock)	—	6	—	7	—	13
Dividends declared ($.80 per share)	—	—	(1,498)	—	—	(1,498)
Sale of 20,843 shares of common stock on exercise of stock options	52	159	—	—	—	211
Reissuance of treasury stock under stock option plan (120 shares)	—	—	—	2	—	2

Balance, December 31, 2005	$4,983	$6,848	$18,992	$(1,495)	$(607)	$28,721

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

(continued)

Reclassification disclosure for the years ended December 31:

	2005	2004	2003
Unrealized gains (losses) on securities
Net unrealized holding (loss) gain on available-for-sale securities	$(802)	$611	$(805)
Reclassification adjustment for realized gains in net income	—	(75)	(248)

	(802)	536	(1,053)
Income tax benefit (expense)	325	(219)	431

	(477)	317	(622)

Minimum pension liability adjustment	—	—	146
Income tax expense	—	—	(60)

	—	—	86

Other comprehensive (loss) income, net of tax	$(477)	$317	$(536)

Accumulated other comprehensive loss consists of the following as of December 31:

	2005	2004	2003
Net unrealized holding losses on available-for-sale securities, net of taxes	$(607)	$(130)	$(447)

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$2,393	$2,500	$2,177
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net decrease (increase) in mortgages held-for-sale	447	(447)	(7,098)
Decrease in mortgage servicing rights	67	51	40
Increase (decrease) in loan participation servicing liability	—	2	(3)
Depreciation and amortization	654	610	671
Stock awards	13	13	11
Gain on sales and calls of available-for-sale investments, net	—	(75)	(248)
Provision for loan losses	585	560	120
Deferred tax (benefit) expense	(535)	362	(298)
(Increase) decrease in taxes receivable	(50)	46	129
Increase in interest receivable	(283)	(113)	(95)
Increase (decrease) in interest payable	185	(6)	(52)
Increase (decrease) in accrued expenses	881	(159)	(9)
Decrease (increase) in prepaid expenses	137	(208)	17
(Decrease) increase in taxes payable	—	(45)	488
Increase (decrease) in other liabilities	141	(34)	(18)
Decrease (increase) in other assets	30	5	(66)
(Increase) decrease in cash surrender value of life insurance	(209)	(218)	111
Decrease in RABBI Trust trading securities	105	162	49
Amortization of securities, net	339	699	678
Loss on disposal of premises and equipment	—	—	15
Gain on sale of real estate	—	(317)	—
Change in deferred loan costs, net	14	(4)	4

Net cash provided by (used in) operating activities	4,914	3,384	(3,377)

Cash flows from investing activities:
Purchases of available-for-sale securities	(12,714)	(24,271)	(79,540)
Proceeds from sales of available-for-sale securities	—	12,744	17,479
Proceeds from maturities of available-for-sale securities	8,011	28,493	54,491
Purchases of held-to-maturity securities	(1,000)	(13,595)	(78,275)
Proceeds from maturities of held-to-maturity securities	6,148	20,496	1,593
Purchases of Federal Home Loan Bank stock	—	(830)	(297)
Purchase of Federal Reserve Bank stock	(45)	—	(45)
Loan originations and principal collections, net	(24,178)	(59,357)	27,945
Recoveries of loans previously charged off	156	80	128
Purchase of loans	(9,203)	(1,500)	(2,500)
Capital expenditures	(414)	(1,808)	(93)
Proceeds from sales of assets	—	524	—
Purchase of life insurance policies	—	(4,789)	(1,000)
Redemption of life insurance policy	—	—	256
Premiums paid on life insurance policies	(67)	(67)	(67)

Net cash used in investing activities	(33,306)	(43,880)	(59,925)

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

(continued)

	2005	2004	2003
Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(784)	28,898	24,710
Net increase (decrease) in time deposits	9,461	(29)	2,275
Advances from Federal Home Loan Bank	22,900	—	—
Increase in securities sold under agreements to repurchase	894	553	9,943
Proceeds from exercise of stock options	213	247	393
Dividends paid	(1,498)	(1,477)	(1,451)

Net cash provided by financing activities	31,186	28,192	35,870

Net increase (decrease) in cash and cash equivalents	2,794	(12,304)	(27,432)
Cash and cash equivalents at beginning of year	10,646	22,950	50,382

Cash and cash equivalents at end of year	$13,440	$10,646	$22,950

Supplemental disclosures:
Mortgages held-for-sale transferred to loans	$—	$—	$8,721
Interest paid	4,231	2,600	2,876
Income taxes paid	1,585	744	997
Equipment transferred to other assets	—	—	4
Other assets transferred to premises and equipment	—	—	5

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

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

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks and interest bearing demand deposit accounts with other banks.

Cash and due from banks as of December 31, 2005 and 2004 includes $3,096 and $4,300, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate those assets’ fair values.

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

Federal Home Loan Bank advances: The carrying amounts reported on the consolidated balance sheet for these borrowings approximate their fair value.

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

STOCK BASED COMPENSATION:

At December 31, 2005, the Company has five stock-based employee compensation plans which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized for its fixed stock option plans. In addition, $13, $13 and $11 of compensation cost was recognized in 2005, 2004 and 2003, respectively for annual stock awards of 500 shares to an executive officer under his employment agreement. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” to stock-based employee compensation.

	Years Ended December 31
	2005	2004	2003
	(In thousands, except per share data)
Net income, as reported	$2,393	$2,500	$2,177
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	48	48	48

Pro forma net income	$2,345	$2,452	$2,129

Earnings per share:
Basic - as reported	$1.28	$1.35	$1.20
Basic - pro forma	$1.25	$1.33	$1.17
Diluted - as reported	$1.24	$1.30	$1.14
Diluted - pro forma	$1.21	$1.27	$1.12

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) (“FIN 46(R)”). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”) “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Company as of the beginning of the first annual reporting period that begins after December 15, 2005. The adoption of SFAS 123R is not expected to have a significant effect on the Company’s financial condition, cash flows or results of operations in 2006. Future compensation expense will be impacted by various factors, including the number of awards granted and their related fair value at the date of grant.

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2005:
Debt securities issued by U.S. government corporations and agencies	$13,494	$—	$355	$13,139
Debt securities issued by political subdivision of the United States	975	—	29	946
Corporate debt securities	4,999	—	29	4,970
Trust preferred securities	3,415	20	—	3,435
Marketable equity securities	1,374	188	9	1,553
Mortgage-backed securities	24,495	—	809	23,686

	$48,752	$208	$1,231	$47,729

December 31, 2004:
Debt securities issued by U.S. government corporations and agencies	$10,997	$1	$119	$10,879
Marketable equity securities	572	126	—	698
Mortgage backed securities	32,768	33	262	32,539

	$44,337	$160	$381	$44,116

Held-to-maturity securities:
December 31, 2005:
Debt securities issued by U.S. government corporations and agencies	$39,013	$—	$841	$38,172
Debt securities issued by states of the United States and political subdivisions of the states	1,927	3	9	1,921
Debt securities issued by foreign governments	400	—	1	399
Mortgage-backed securities	24,174	—	771	23,403

	$65,514	$3	$1,622	$63,895

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004:
Debt securities issued by U.S. government corporations and agencies	$38,012	$59	$132	$37,939
Debt securities issued by states of the United States and political subdivisions of the states	1,932	30	—	1,962
Debt securities issued by foreign governments	500	—	—	500
Mortgage-backed securities	30,269	68	96	30,241

	$70,713	$157	$228	$70,642

The scheduled maturities of debt securities were as follows as of December 31, 2005:

	Available-For-Sale	Held-To-Maturity
	Fair Value	Amortized Cost Basis	Fair Value
Due within one year	$4,990	$265	$265
Due after one year through five years	13,424	39,698	38,862
Due after five years through ten years	641	1,377	1,365
Due in more than ten years	3,435	—	—
Mortgage-backed securities	23,686	24,174	23,403

	$46,176	$65,514	$63,895

Proceeds from sales of available-for-sale securities in 2005, 2004 and 2003 amounted to $0, $12,744 and $17,479, respectively. Gross realized gains and losses in the year ended December 31, 2005 were $0 and $0, respectively. Gross realized gains and losses in the year ended December 31, 2004 were $73 and $0, respectively. The tax expense applicable to the realized gains amounted to $30 for the year ended December 31, 2004. Gross realized gains and losses in the year ended December 31, 2003 were $249 and $1, respectively. The tax expense applicable to these net realized gains amounted to $101 for the year ended December 31, 2003.

The amortized cost basis and fair value of securities of issuers that exceeded 10% of stockholders’ equity are as follows at December 31, 2005:

	Amortized Cost Basis	Fair Value
MMCAPS Funding Trust Preferred Security	$3,415	$3,435

Total carrying amounts of $49,660 and $50,065 of securities were pledged to secure treasury tax and loan, trust funds and public funds on deposit, and securities sold under agreements to repurchase as of December 31, 2005 and 2004, respectively.

In connection with its supplemental retirement plan described in Note 11, the Company set up a RABBI Trust which includes trading securities. The RABBI Trust is included in other assets on the consolidated balance sheets. The portion of trading (losses) gains for the years ended December 31, 2005 and 2004 that relates to trading securities still held at year end amounted to $(2) and $8, respectively. The fair value of trading securities held in the RABBI Trust as of December 31, 2005 and 2004 was $496 and $601, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2005:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities issued by U.S. government corporations and agencies	$18,208	$315	$33,103	$881	$51,311	$1,196
Debt securities issued by states of the United States and political subdivisions of the states	2,423	38	—	—	2,423	38
Mortgage-backed securities	19,462	636	27,627	944	47,089	1,580
Debt securities issued by foreign governments	399	1	—	—	399	1
Marketable equity securities	500	9	—	—	500	9
Corporate debt securities	4,970	29	—	—	4,970	29

Total temporarily impaired securities	$45,962	$1,028	$60,730	$1,825	$106,692	$2,853

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2005 consist primarily of debt and mortgage-backed securities issued by U.S. government corporations and agencies with strong credit ratings. The unrealized losses in the above table are attributable to changes in market interest rates. Company management does not intend to sell these securities in the near term future and therefore the unrealized losses are determined to be not other than temporary.

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

	2005	2004
Commercial, financial and agricultural	$42,034	$45,520
Real estate - construction and land development	16,413	5,786
Real estate - residential	98,007	83,954
Real estate - commercial	98,761	87,366
Consumer	4,949	6,536
Other	8,968	6,997

	269,132	236,159
Allowance for loan losses	(2,514)	(2,181)
Deferred loan costs, net	638	652

Net loans	$267,256	$234,630

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2005	2004	2003
Balance at beginning of period	$2,181	$2,183	$2,013
Loans charged off	(408)	(642)	(78)
Provision for loan losses	585	560	120
Recoveries of loans previously charged off	156	80	128

Balance at end of period	$2,514	$2,181	$2,183

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2005. Total loans to such persons and their companies amounted to $218 as of December 31, 2005. During 2005 principal payments and advances totaled $255 and $237, respectively.

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

	2005	2004
Total nonaccrual loans	$2	$529

Accruing loans which are 90 days or more overdue	$—	$—

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows:

	December 31,
	2005		2004
	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses
Loans for which there is a related allowance for credit losses	$2	$2	$36	$4
Loans for which there is no related allowance for credit losses	—	—	352	—

Totals	$2	$2	$388	$4

		2005	2004	2003
Average recorded investment in impaired loans during the year ended December 31		$85	$654	$586

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

		2005	2004	2003
Total recognized		$—	$12	$26

Amount recognized using a cash-basis method of accounting		$—	$12	$26

Loans serviced for others are not included in the accompanying balance sheets. As of December 31, 2005 and 2004 the unpaid principal balances of loans serviced for others were $32,379 and $35,274, respectively.

No valuation allowance for the carrying amount of mortgage servicing rights at December 31, 2005 and 2004 was recorded because management estimated that there was no impairment in the carrying amount of those rights. The fair values of these rights approximated their carrying amount. Changes in mortgage servicing rights, which are included in other assets, were as follows for the years ended December 31:

	2005	2004	2003
Balance at beginning of period	$202	$253	$293
Capitalized mortgage servicing rights	—	19	184
Amortization	(67)	(70)	(224)

Balance at end of period	$135	$202	$253

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2005	2004
Land	$364	$364
Buildings	4,191	4,172
Furniture and equipment	4,628	4,362
Leasehold improvements	3,080	2,988
Construction in progress	21	11

	12,284	11,897
Accumulated depreciation and amortization	(7,707)	(7,080)

	$4,577	$4,817

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 amounted to $654, $610 and $671, respectively.

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100 or more was $16,490 and $12,414 as of December 31, 2005 and 2004, respectively.

For time deposits as of December 31, 2005, the scheduled maturities for the years ended December 31, are:

2006	$51,749
2007	11,110
2008	4,248
2009	910
2010	182

$68,199

Deposits from related parties held by the Company as of December 31, 2005 and 2004 amounted to $1,764 and $2,299, respectively.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

The Company’s FHLB advances of $22,900 at December 31, 2005 mature in 2006.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other qualified assets.

At December 31, 2005, the interest rates on FHLB advances ranged from 4.06% to 4.61%. At December 31, 2005, the weighted average interest rate on FHLB advances was 4.32%.

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The securities sold under agreements to repurchase as of December 31, 2005 are securities sold on a short term basis by the Bank that have been accounted not as sales but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. Government Corporations and debt securities issued by states of the United States and political subdivisions of the states. The securities were held in the Bank’s safekeeping account at the Federal Reserve Bank under the control of the Bank, and in the Bank’s Trust Department. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 9 - INCOME TAXES

The components of the income tax expense are as follows for the years ended December 31:

	2005	2004	2003
Current:
Federal	$1,253	$635	$1,143
State	282	110	471

	1,535	745	1,614

Deferred:
Federal	(397)	293	(217)
State	(138)	69	(81)

	(535)	362	(298)

Total income tax expense	$1,000	$1,107	$1,316

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2005	2004	2003
	% of Income	% of Income	% of Income
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(6.7)	(6.2)	(4.2)
Dividends paid to ESOP	(.9)	(.9)	(1.0)
Unallowable expenses	.3	.5	.4
Other	—	—	1.1
State tax, net of federal tax benefit	2.8	3.3	7.4

Effective tax rates	29.5%	30.7%	37.7%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$896	$760
Deferred compensation	721	684
Accrued retirement benefits	143	143
Accrued interest on nonperforming loans	22	44
Accrued pension	298	—
Net unrealized holding loss on available-for-sale securities	416	91

Gross deferred tax assets	2,496	1,722

Deferred tax liabilities:
Accelerated depreciation	123	155
Loan origination fees and costs, net	261	278
Prepaid pension	—	75
Other adjustments	33	29
Mortgage servicing rights	55	21

Gross deferred tax liabilities	472	558

Net deferred tax asset	$2,024	$1,164

Deferred tax assets as of December 31, 2005 and 2004 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 2005, the Company had no operating loss and tax credit carryovers for tax purposes.

NOTE 10 - STOCK COMPENSATION PLANS

In 2005, the Company adopted The 2005 Restricted Stock Plan under which up to 37,000 shares of stock of the Company may be awarded to key employees or directors of the Company. To date, no restricted stock grants have been awarded.

The Company has also adopted five fixed option, stock-based compensation plans. Under the 1996 amended 1987 Incentive Stock Option Plan for Key Employees, the Company may grant up to 97,650 shares, at fair value, to key employees. Under the 1996 Incentive Stock Option Plan for Key Employees the Company may grant up to 75,390 shares of common stock, at fair value, to key employees. Under the 1998 Incentive Stock Option Plan for Key Employees the Company may grant up to 63,000 shares of common stock, at fair value, to present and future employees. Under the 1996, 1994 and 1993 amended 1987 Director’s plan, the Company may grant up to 113,400 shares of common stock to present and future directors at prices and exercise terms as determined by the Board of Directors. Under the 1998 amended 2002 Directors’ plan, the Company may grant up to 54,521 shares of common stock to present and future Directors. Under the 1998 Directors’ Plan, stock options are granted at prices and exercise terms as determined by the Board of Directors. In 2002, the 1998 Director’s Stock Option Plan was amended so that all options granted under the plan shall immediately vest in full upon a Director reaching mandatory retirement age and that all options granted shall expire if not exercised within 90 days after the Director’s retirement.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2005, 2004 and 2003 and changes during the years ending on those dates is presented below:

	2005		2004		2003
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	136,963	$13.61	170,091	$12.67	227,709	$11.89
Exercised	(20,963)	10.16	(28,738)	8.60	(45,753)	8.59
Forfeited	(4,851)	11.99	(4,390)	10.03	(11,865)	13.48

Outstanding at end of year	111,149	14.33	136,963	13.61	170,091	12.67

Options exercisable at year-end	88,980	$14.36	94,255	$13.80	101,344	$12.82
Weighted-average fair value of options granted during the year	N/A		N/A		N/A

The following table summarizes information about fixed stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of 12/31/05	Weighted- Average Exercise Price
$7.29 - 7.79	8,070	0.19 years	$7.41	8,070	$7.41
8.21 - 8.57	3,837	0.70 years	8.33	3,142	8.36
9.67	9,220	1.00 years	9.67	7,036	9.67
13.36 - 13.40	29,452	2.98 years	13.37	23,591	13.37
14.52	9,765	4.10 years	14.52	5,481	14.52
15.69 - 15.76	18,530	2.17 years	15.70	14,330	15.70
16.67	19,775	1.10 years	16.67	14,830	16.67
20.50	12,500	0.60 years	20.50	12,500	20.50

	111,149	1.89 years	14.33	88,980	14.36

NOTE 11 - EMPLOYEE BENEFITS OTHER THAN POSTRETIREMENT, MEDICAL AND LIFE INSURANCE BENEFITS

Defined benefit pension plan

The Company has a defined benefit pension plan (plan) that up through December 31, 2005 covered substantially all full time employees who met certain eligibility requirements.

Effective January 1, 2006, the Bank suspended the plan so that employees no longer earn additional defined benefits for future services.

On December 20, 2001 the Company amended the plan effective January 1, 1997. The amendment changed the plan to be a “safe harbor plan” and provide benefits equal to 1.45% of final average pay per year of service plus .65% of final average pay in excess of covered compensation per year of service, not to exceed 30 years of service. The amendment created a prior service cost of $938 that was being amortized over the average remaining working lifetime of the participants. Prior to the 2001 amendment the benefits paid were based on 2 1/2% of the final average salary for each of the first 20 years of service plus an additional 1% for each of the next 10 years of service less 1 2/3% of the member’s social security benefit for each year of service (maximum 30 years).

The following tables set forth information about the plan, using a measurement date of December 31, as of December 31 and the years then ended:

	2005	2004	2003
Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,402	$7,720	$7,211
Service cost	386	307	296
Interest cost	548	520	497
Benefits paid	(337)	(331)	(321)
Actuarial loss	573	186	37
Curtailment gain	(2,065)	—	—

Benefit obligation at end of year	7,507	8,402	7,720

Change in plan assets:
Plan assets at estimated fair value at beginning of year	6,928	5,715	4,543
Employer contribution	—	1,093	498
Actual return on plan assets	264	451	995
Benefits paid	(337)	(331)	(321)

Fair value of plan assets at end of year	6,855	6,928	5,715

Funded status	(652)	(1,474)	(2,005)
Unrecognized net loss	—	860	613
Unrecognized prior service cost	—	798	853

(Accrued) prepaid benefit cost included in other (liabilities) assets	$(652)	$184	$(539)

The accumulated benefit obligation for the defined benefit pension plan was $7,507 and $6,633 at December 31, 2005 and 2004, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.25% and 4.50% for 2005 and 6.75% and 4.50% for 2004, respectively.

Components of net periodic cost and total plan expense:

	2005	2004	2003
Service cost	$386	$307	$296
Interest cost on benefit obligation	548	520	497
Expected return on assets	(608)	(512)	(409)
Amortization of prior service cost	55	55	55
Amortization of net transition asset	—	—	(17)
Amortization of net loss from earlier periods	—	—	39

Net periodic cost	381	370	461

Curtailment gain	(288)	—	—
Recognition of prior service cost	743	—	—

Total plan expense	$836	$370	$461

For the years ended December 31, 2005, 2004 and 2003, the assumptions used to determine the net periodic cost are as follows:

	Years Ended December 31,
	2005	2004	2003
Discount rate	6.25%	6.75%	7.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Annual salary increase	4.50%	4.50%	4.50%

The expected long-term rate of return on plan assets for the pension plan is based on historical returns on plan assets, current and future asset allocations, and Company management’s outlook for long-term interest rates.

Plan Assets

The Company’s pension plan asset allocations by asset category are as follows:

	December 31, 2005		December 31, 2004
	Fair Value	Percent	Fair Value	Percent
Accrued income	$25	0.3%	$24	0.4%
Beverly National Bank money market account	588	8.6	860	12.4
Fixed income securities	1,974	28.8	1,958	28.3
Equity securities	4,268	62.3	4,086	58.9

Total	$6,855	100.0%	$6,928	100.0%

Except for the money market account, there were no securities of the Company and related parties included in plan assets as of December 31, 2005 and 2004.

The plan’s investments are managed in accordance with the Bank’s Trust Department investment management policies and procedures. To achieve the Company’s investment objectives, assets within the plan are allocated among a number of asset classes to ensure a proper level of diversification, risk, return and liquidity. The plan’s investment portfolio is managed under a “balanced” asset allocation objective, and as of December 31, 2005 the allocation guidelines are as follows:

	Range	Long-Term Target
Equity securities	50% to 70%	60%
Fixed income securities	30% to 50%	35%
Money market investments	0% to 5%	5%

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and in the aggregate five years thereafter:

2006	$337
2007	331
2008	350
2009	404
2010	455
2011 - 2015	2,781

The Company does not expect to make a contribution to its pension plan in 2006.

Supplemental Retirement Plan

On December 24, 1996 the Company adopted a Supplemental Retirement Plan for two executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Company’s retirement plan for employees.

The following tables set forth information about the plan as of December 31 and the years then ended:

	2005	2004	2003
Changes in projected benefit obligation:
Benefit obligation at beginning of year	$1,251	$1,266	$1,300
Interest cost	84	89	91
Benefit paid	(123)	(123)	(123)
Actuarial loss (gain)	39	19	(2)

Benefit obligation at end of year	1,251	1,251	1,266
Plan assets	—	—	—

Funded status	(1,251)	(1,251)	(1,266)
Unrecognized net loss	164	146	128

Accrued pension cost included in other liabilities	$(1,087)	$(1,105)	$(1,138)

The accumulated benefit obligation for the supplemental retirement plan was $1,251 at December 31, 2005 and 2004.

	2005	2004	2003
Components of net periodic cost:
Interest cost	$84	$89	$91
Amortization of unrecognized net loss	21	1	39

Net periodic pension cost	$105	$90	$130

Certain assets of the Company, consisting of U.S. Government obligations, corporate bonds, equity instruments and life insurance policies, are in a Rabbi Trust. The Rabbi Trust is used to assist in the administration of the plan and is subject to the claims of creditors in the case of insolvency. The fair value of the assets in the Rabbi Trust amounted to $1,042 and $1,081 at December 31, 2005 and 2004, respectively. Such assets did not include any securities of the Company. See Note 3.

The supplemental retirement agreements under the plan provide that the officers do not have any right, title or interest in or to any specified assets of the Company, or any trust or escrow arrangement. In connection with the agreements, the Company established two trust agreements. The trustee of the trusts is another bank.

The discount rate and estimated pay increases used in determining the projected benefit obligation and net periodic pension cost were 6.25% and 0% for 2005, 6.75% and 0.0% for 2004 and 7.0% and 0.0% for 2003, respectively.

Estimated future benefit payments are as follows:

2006	$123
2007	123
2008	123
2009	123
2010	123
2011 - 2015	616

Defined contribution plan

The Bank has a 401(k) profit sharing plan whereby substantially all employees participate in the plan. In the plan, the Bank’s matching contribution is 4.5% of compensation. Total contributions under this Plan amounted to $210 for 2005, $167 for 2004 and $187 for 2003, respectively. Beginning on January 1, 2006 all eligible participants will also receive a Bank contribution equal to two percent of compensation.

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

The Company makes annual contributions to the ESOP in amounts determined by the board of directors, subject to a limitation based on earnings and capital of the Company. Such contributions are first made to permit required payments of amounts due under any acquisition loans. Dividends received by the ESOP on shares of the Company owned by the ESOP are used to repay any acquisition loans or are credited to the accounts of allocated shares. The ESOP may borrow money to purchase shares of the Company. The shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Any debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. There was no ESOP compensation expense in 2005, 2004 and 2003.

The ESOP shares were as follows as of December 31:

	2005	2004
Allocated shares	105,622	121,532

Total ESOP shares	105,622	121,532

Change in Control

One of the Company’s executive officers has a change in control agreement (agreement) with the Company. Under the agreement, if the executive officer’s employment is terminated within 24 months after a change in control as defined in the agreement, then the officer is entitled to a lump sum equal to the product of the average sum of annual base compensation (salary plus bonus) for the five years (or the term of employment, if less) preceding a change in control multiplied by three.

Five executive officers have change in control agreements which state that if the executive officer’s employment is terminated within 24 months after a change in control as defined in the agreement, then the officers are entitled to a lump sum equal to the product of the average sum of annual base compensation (salary plus bonus) paid to the executive officer for the five years (or the term of employment, if less) preceding a change in control multiplied by two.

NOTE 12 - POSTRETIREMENT BENEFITS OTHER THAN PENSION

The Company provides postretirement medical and life insurance benefits for retired employees. During 1993 the Company adopted SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension.” The Company elected to amortize the cumulative effect of the change in accounting for postretirement benefits of $860 which represents the accumulated postretirement benefit obligation (APBO) existing as of January 1, 1993. The APBO is being amortized on a straight-line basis over a twenty year period. The Company continues to fund medical and life insurance benefit costs on a pay-as-you-go basis. Participation in this plan was frozen in 1993 to include only individuals who met certain age and service requirements. The program was adjusted in 2003 to cap the reimbursement of the Medicare Part B rate at the 2003 level for medical reimbursement and discontinue the dental coverage subsidy for all participants.

The following tables set forth information about the plan, using a measurement date of December 31, as of December 31 and the years then ended:

	2005	2004	2003
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$521	$559	$685
Plan amendment	0	(22)	(83)
Service cost	2	2	2
Interest cost	31	36	44
Actuarial gain	(27)	(2)	(32)
Benefits paid	(48)	(52)	(57)

Benefit obligation at end of year	479	521	559

Fair value of plan assets at end of year	—	—	—

Funded status	(479)	(521)	(559)
Unrecognized net actuarial gain	(98)	(76)	(76)
Unrecognized transition obligation	219	250	304

Accrued benefit cost included in other liabilities	$(358)	$(347)	$(331)

Components of net periodic cost:
	2005	2004	2003
Service cost	$2	$2	$2
Interest cost on benefit obligation	31	35	44
Amortization of transition obligation	31	31	43
Amortization of actuarial gain	(5)	(1)	—

Net periodic cost	$59	$67	$89

	2005	2004	2003
Assumptions:
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	6.25%	6.75%	7.00%
Weighted-average assumption used to determine net periodic cost for years ended December 31:
Discount rate	6.75%	7.00%	7.00%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	5.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2006

Assumed health care cost trend rates do not have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	—	—
Effect on postretirement benefit obligation	—	—

The Company expects to contribute $53 to its postretirement benefits other than pension plan.

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and in the aggregate the five years thereafter:

(In thousands)
2007	51
2008	49
2009	47
2010	45
2011 - 2015	192

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated under various lease agreements covering branch offices and ATM locations. The terms expire between May 31, 2006 and December 31, 2029. Options to renew for additional terms are included under the operating lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2005:

2006	$460
2007	467
2008	463
2009	472
2010	434
Years thereafter	7,696

Total minimum lease payments	$9,992

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $510 for 2005, $345 for 2004 and $258 for 2003.

The Company entered into an agreement with a data processing services provider. Under the agreement, the Company is obligated to pay monthly minimum processing fees equal to $16 through February 2009 and the Company may cancel the agreement at any time, provided the Company pays a termination fee equal to forty percent (40%) of the Estimated Remaining Value as defined in the agreement.

NOTE 14 - FINANCIAL INSTRUMENTS

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2005 and 2004, the maximum potential amount of the Company’s obligation was $930 and $770, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Company’s financial instruments are as follows as of December 31:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$13,440	$13,440	$10,646	$10,646
Trading securities	496	496	601	601
Available-for-sale securities	47,729	47,729	44,116	44,116
Held-to-maturity securities	65,514	63,895	70,713	70,642
Federal Home Loan Bank stock	1,872	1,872	1,872	1,872
Federal Reserve Bank stock	188	188	143	143
Loans, net	267,256	265,909	234,630	234,815
Mortgages held-for-sale	—	—	447	454
Accrued interest receivable	1,639	1,639	1,356	1,356

Financial liabilities:
Deposits	345,812	345,809	337,135	337,455
Federal Home Loan Bank advances	22,900	22,900	—	—
Securities sold under agreements to repurchase	11,390	11,390	10,496	10,496

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for trading securities which are included in other assets on the consolidated balance sheets. Accounting policies related to financial instruments are described in Note 2.

	2005	2004
Commitments to originate loans	$2,787	$6,901
Standby letters of credit	930	770
Unadvanced portions of loans:
Consumer	2,486	2,654
Home equity	24,760	20,555
Commercial lines of credit	24,447	25,191
Commercial construction	11,991	2,754
Residential construction	123	516

	$67,524	$59,341

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 15 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company’s business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 16 - REGULATORY MATTERS

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. As of December 31, 2005 the Bank could declare dividends up to $2,604, without the approval of the Comptroller of the Currency.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$31,818	11.19%	$22,754	>8.0%	N/A
Beverly National Bank	29,528	10.47	22,568	>8.0	$28,210	>10.0%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	29,304	10.31	11,377	>4.0	N/A
Beverly National Bank	27,014	9.58	11,284	>4.0	16,926	>6.0

Tier 1 Capital (to Average Assets):
Consolidated	29,304	6.84	17,154	>4.0	N/A
Beverly National Bank	27,014	6.75	16,005	>4.0	20,006	>5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$30,435	12.24%	$19,897	>8.0%	N/A
Beverly National Bank	28,343	11.48	19,751	>8.0	$24,689	>10.0%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	28,197	11.34	9,948	>4.0	N/A
Beverly National Bank	26,162	10.60	9,875	>4.0	14,813	>6.0

Tier 1 Capital (to Average Assets):
Consolidated	28,197	7.31	15,432	>4.0	N/A
Beverly National Bank	26,162	6.82	15,340	>4.0	19,174	>5.0

NOTE 17 - EARNINGS PER SHARE (EPS)

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2005
Basic EPS
Net income and income available to common stockholders	$2,393	1,873,280	$1.28
Effect of dilutive securities, options	—	59,550

Diluted EPS
Income available to common stockholders and assumed conversions	$2,393	1,932,830	$1.24

Year ended December 31, 2004
Basic EPS
Net income and income available to common stockholders	$2,500	1,846,249	$1.35
Effect of dilutive securities, options	—	80,139

Diluted EPS
Income available to common stockholders and assumed conversions	$2,500	1,926,388	$1.30

Year ended December 31, 2003
Basic EPS
Net income and income available to common stockholders	$2,177	1,813,206	$1.20
Effect of dilutive securities, options	—	90,148

Diluted EPS
Income available to common stockholders and assumed conversions	$2,177	1,903,354	$1.14

NOTE 18 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 19 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements presented are for the Beverly National Corporation (Parent Company Only) and should be read in conjunction with the consolidated financial statements.

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

BALANCE SHEETS

December 31, 2005 and 2004

(Dollars in thousands, except per share data)

	2005	2004
ASSETS
Cash	$54	$11
Investment in Beverly National Bank	26,319	25,977
Investment in available-for-sale securities (at fair value)	1,052	698
Premises and equipment	1,535	1,621
Accounts receivable from subsidiaries	65	19
Interest receivable	6	1

Total assets	$29,031	$28,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued and deferred taxes	$270	$283
Accrued audit expense	31	29
Other liabilities	9	3

Total liabilities	310	315

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none
Common stock, par value $2.50 per share; authorized 2,500,000 shares; issued 1,993,200 shares as of December 31, 2005 and 1,972,357 shares as of December 31, 2004; outstanding, 1,882,795 shares as of December 31, 2005 and 1,861,332 shares as of December 31, 2004	4,983	4,931
Paid-in capital	6,848	6,618
Retained earnings	18,992	18,097
Treasury stock, at cost (110,405 shares as of December 31, 2005 and 111,025 shares as of December 31, 2004)	(1,495)	(1,504)
Accumulated other comprehensive loss	(607)	(130)

Total stockholders’ equity	28,721	28,012

Total liabilities and stockholders’ equity	$29,031	$28,327

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Interest and dividend income:
Interest on taxable investment securities	$15	$7	$11
Dividends on marketable equity securities	10	9	8
Interest on loans and receivables from subsidiaries	—	35	48
Dividends from Beverly National Bank	1,495	1,474	1,444

Total interest and dividend income	1,520	1,525	1,511

Other income:
Rental income	248	36	36

Total other income	248	36	36

Expenses:
Occupancy expense	146	17	17
Professional fees	73	66	95
Other expense	40	39	45

Total expenses	259	122	157

Income before income tax benefit and equity in undistributed net income of subsidiaries	1,509	1,439	1,390
Income tax benefit	(27)	(46)	(55)

Income before equity in undistributed net income of subsidiaries	1,536	1,485	1,445

Equity in undistributed net income of subsidiaries:
Beverly National Bank	857	815	703
Cabot Street Realty Trust	—	200	29

Total equity in undistributed net income of subsidiaries	857	1,015	732

Net income	$2,393	$2,500	$2,177

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$2,393	$2,500	$2,177
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiaries	(857)	(1,015)	(732)
Increase (decrease) in accrued expenses and other liabilities	8	11	(9)
Depreciation expense	91	17	17
Decrease (increase) in dividend receivable	—	1	(1)
Change in accounts receivable from subsidiaries	(46)	8	—
Stock award	13	13	11
Change in accrued and deferred taxes	26	573	398
(Increase) decrease in interest receivable	(5)	(1)	1

Net cash provided by operating activities	1,623	2,107	1,862

Cash flows from investing activities:
Purchases of available-for-sale securities	(290)	(1,005)	(1,027)
Proceeds from sales of available-for-sale securities	—	1,059	1,617
Additional investment in subsidiary	—	(1,545)	(1,500)
Loan originations and principal collections, net	—	624	107
Capital expenditures	(5)	—	—

Net cash used in investing activities	(295)	(867)	(803)

Cash flows from financing activities:
Proceeds from exercise of stock options	213	247	393
Dividends paid	(1,498)	(1,477)	(1,451)

Net cash used in financing activities	(1,285)	(1,230)	(1,058)

Net increase in cash and cash equivalents	43	10	1
Cash and cash equivalents at beginning of year	11	1	—

Cash and cash equivalents at end of year	$54	$11	$1

Supplemental disclosure:
Income taxes paid (received)	$(53)	$(619)	$(453)

The Parent Company Only Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003, and therefore are not reprinted here.

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

Based on their evaluation, as of December 31, 2005, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

ITEM 9B.	OTHER INFORMATION

On December 6, 2005, upon the recommendation of the Compensation and Benefits Committee of the Board of Directors of Beverly National Corporation (the “Corporation”), the Board of Directors of the Corporation and its wholly-owned subsidiary, Beverly National Bank, adopted a revised schedule of compensation for non-management members of the Board of Directors of the Corporation and Beverly National Bank, effective January 1, 2006. The revised annual retainer for all non-management members of the Board is $18,000, increased from $16,008 in each of 2004 and 2005. In 2006, the Lead Director will receive an additional retainer of $2,000, increased from an additional retainer of $1,000 per annum. The Committee meeting fee was increased to $400 per meeting in 2006 from $350 in 2004 and 2005; the comparable amounts for Committee chairs are $600 per meeting and $550 per meeting, respectively.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding Directors and Executive Officers of the Company is omitted from this Report and is contained in the Company’s definitive proxy statement filed within 120 days after the end of the fiscal year covered by this Form 10-K, and the information included therein is incorporated by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s Chief (Principal) Executive Officer and Chief (Principal) Financial Officer. Any person, without charge, upon request, may obtain such Code of Ethics by writing to Michael O. Gilles, Beverly National Corporation, 240 Cabot Street, Beverly, Massachusetts 01915.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

3.1	Restated Articles of Organization of Corporation (Incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed February 2, 2006).

3.2	By-Laws of Corporation, as Amended January 31, 2006 (Incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed February 2, 2006).

10.1	1996 Incentive Stock Option Plan for Key Employees (Incorporated herein by reference to Exhibit 10.12 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1996).

10.2	1998 Incentive Stock Option Plan for Key Employees (Incorporated herein by reference to Exhibit 10.13 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1999).

10.3	1998 Directors Plan (Incorporated herein by reference to Exhibit 10.14 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1999).

10.4	Change in Control Agreement between Beverly National Corporation and Peter E. Simonsen dated February 23, 2000 (Incorporated herein by reference to Exhibit 10.20 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1999).

10.5	Employment Agreement between Beverly National Corporation and Peter E. Simonsen dated February 23, 2000 (Incorporated herein by reference to Exhibit 10.21 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1999).

10.6	Change in Control Agreement between Beverly National Corporation and James E. Rich, Jr. dated February 23, 2000 (Incorporated herein by reference to Exhibit 10.22 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1999).

10.7	Employment Agreement between Beverly National Corporation and James E. Rich, Jr. dated February 23, 2000 (Incorporated herein by reference to Exhibit 10.23 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1999).

10.8	Change in Control Agreement between Beverly National Corporation and Paul J. Germano dated February 23, 2000 (Incorporated herein by reference to Exhibit 10.26 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1999).

10.9	Employment Agreement between Beverly National Corporation and Paul J. Germano dated February 23, 2000 (Incorporated herein by reference to Exhibit 10.27 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1999).

10.10	Employment Agreement between Beverly National Corporation and Donat A. Fournier dated July 29, 2002, as amended.

10.11	Change in Control Agreement with Donat A. Fournier dated July 29, 2002.

10.12	Employment Agreement between Beverly National Corporation and John Putney dated October 6, 2003 (Incorporated herein by reference to Exhibit 10.32 to the Corporation’s Annual Report on Form 10-K for December 31, 2003).

10.13	Change in Control Agreement with John Putney dated October 6, 2003 (Incorporated herein by reference to Exhibit 10.33 to the Corporation’s Annual Report on Form 10-K for December 31, 2003).

10.14	Change in Control Agreement with John L. Good, III dated June 14, 2004 (Incorporated herein by reference to Exhibit 10.34 to the Corporation’s Quarterly Report on Form 10-Q for June 30, 2004).

10.15	Employment Agreement between Beverly National Corporation and John L. Good, III dated June 14, 2004 (Incorporated herein by reference to Exhibit 10.35 to the Corporation’s Quarterly Report on Form 10-Q for June 30, 2004).

10.16	Supplemental Executive Retirement Plan with Donat A. Fournier dated August 11, 2003 (Incorporated herein by reference to Exhibit 10.36 to the Corporation’s Annual Report on Form 10-K for December 31, 2004).

10.17	Form of Group Term Insurance Carve Out Plan dated June 18, 2004 (Incorporated herein by reference to Exhibit 10.30 to the Annual Report Form 10-K for December 31, 2004).

10.18	Resignation and Consulting Agreement by and between Beverly National Corporation and Peter E. Simonsen dated April 29, 2005 (Incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed May 2, 2005).

10.19	2005 Restricted Stock Plan (Incorporated herein by reference to Exhibit 99.1 to the Form S-8 filed by the Corporation on February 13, 2006 (File No. 333-131795)).

10.20	Employment Agreement by and between Beverly National Corporation and Michael O. Gilles dated August 29, 2005 (Incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed August 30, 2005).

10.21	Change in Control Agreement by and between Beverly National Corporation and Michael O. Gilles dated August 29, 2005. (Incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed August 30, 2005).

21.	Subsidiaries of Corporation

23.	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY NATIONAL CORPORATION

Date: March 20, 2006	By:	/S/ DONAT A. FOURNIER
President & CEO and
Director, Principal Executive Officer

Date: March 20, 2006	By:	/S/ MICHAEL O. GILLES
Executive Vice President & Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Capacity

March 20, 2006	/S/ DONAT A. FOURNIER
Donat A. Fournier,
President & CEO &
Director, Principal Executive Officer

March 17, 2006	/S/ RICHARD H. BOOTH
Richard H. Booth - Director

March 20, 2006	/S/ KEVIN BURKE
Kevin Burke - Director

March 17, 2006	/S/ JOHN N. FISHER
John N. Fisher - Director

March 17, 2006	/S/ MARK B. GLOVSKY
Mark B. Glovsky - Director

March 17, 2006	/S/ ALICE B. GRIFFIN
Alice B. Griffin – Director

March 20, 2006	/S/ SUZANNE S. GRUHL
Suzanne S. Gruhl – Director

March 20, 2006	/S/ ROBERT W. LUSCINSKI
Robert W. Luscinski – Director

Date	Name and Capacity

March 17, 2006	/S/ CLARK R. SMITH
Clark R. Smith - Director

March 17, 2006	/S/ MICHAEL F. TRIPOLI
Michael F. Tripoli - Director

March 20, 2006	/S/ JAMES D. WILTSHIRE
James D. Wiltshire - Director