Form 10-Q
period 2006-03-31
BEVERLY NATIONAL CORP
filed 2006-05-12
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2006

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

Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2006. 1,893,523 shares.

BEVERLY NATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$11,932	$13,134
Interest bearing demand deposits with other banks	90	306

Cash and cash equivalents	12,022	13,440
Investments in available-for-sale securities (at fair value)	46,406	47,729
Investments in held-to-maturity securities	64,424	65,514
Federal Home Loan Bank stock, at cost	1,992	1,872
Federal Reserve Bank stock, at cost	188	188
Loans, net of the allowance for loan losses of $2,652 and $2,514, respectively	282,202	267,256
Premises and equipment	4,630	4,577
Accrued interest receivable	1,843	1,639
Other assets	10,319	10,297

Total assets	$424,026	$412,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$74,905	$78,218
Interest-bearing	265,840	267,594

Total deposits	340,745	345,812
Federal Home Loan Bank advances	40,000	22,900
Securities sold under agreements to repurchase	11,202	11,390
Other liabilities	3,387	3,689

Total liabilities	395,334	383,791

Stockholders’ equity:
Preferred stock, $2.50 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, $2.50 par value per share; 2,500,000 shares authorized; issued 2,003,298 shares as of March 31, 2006 and 1,993,200 shares as of December 31, 2005; outstanding, 1,892,893 shares as of March 31, 2006 and 1,882,795 shares as of December 31, 2005	5,008	4,983
Paid-in capital	6,922	6,848
Retained earnings	18,973	18,992
Treasury stock, at cost (110,405 shares as of March 31, 2006 and December 31, 2005)	(1,495)	(1,495)
Accumulated other comprehensive loss	(716)	(607)

Total stockholders’ equity	28,692	28,721

Total liabilities and stockholders’ equity	$424,026	$412,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2006		March 31, 2005
Interest and dividend income:
Interest and fees on loans	$4,343		$3,518
Interest on debt securities:
Taxable	1,027		1,011
Tax-exempt	26		21
Dividends on marketable equity securities	61		2
Other interest	14		8

Total interest and dividend income	5,471		4,560

Interest expense:
Interest on deposits	1,214		751
Interest on other borrowed funds	440		82

Total interest expense	1,654		833

Net interest and dividend income	3,817		3,727
Provision for loan losses	140		140

Net interest and dividend income after provision for loan losses	3,677		3,587

Noninterest income:
Income from fiduciary activities	432		423
Fees from sale of non-deposit products	52		64
Service charges on deposit accounts	138		137
Other deposit fees	146		127
Income on cash surrender value of life insurance	51		53
Other income	238		153

Total noninterest income	1,057		957

Noninterest expense:
Salaries and employee benefits	2,237		2,160
Director fees	79		75
Occupancy expense	339		387
Equipment expense	195		158
Data processing fees	205		227
Marketing and public relations	101		64
Professional fees	127		162
Other expense	376		408

Total noninterest expense	3,659		3,641

Income before income taxes	1,075		903
Income taxes	337		268

Net Income	$738		$635

Earnings per share:
Weighted average shares outstanding	1,890,552		1,866,991

Weighted average diluted shares outstanding	1,941,543		1,931,632

Earnings per common share	$0.39		$0.34
Earnings per common share, assuming dilution	$0.38		$0.33
Dividends per share	$0.40	(1)	$0.20

(1)	Dividends declared in the 2006 period include the first quarter dividend of $0.20 declared in January 2006 and the second quarter dividend of $0.20 declared in March 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In thousands)

(Unaudited)

	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$738	$635
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	73	91
Provision for loan losses	140	140
Change in deferred loan costs, net	(42)	(23)
Net decrease in mortgages held-for-sale	—	161
Depreciation and amortization	164	165
Increase in interest receivable	(204)	(123)
(Increase) decrease in prepaid expenses	(83)	24
Decrease in mortgage servicing rights	8	18
Increase in cash surrender value of life insurance	(51)	(53)
Decrease in taxes receivable	238	—
Decrease in RABBI Trust trading securities	20	36
Increase in other assets	(149)	(1)
(Decrease) increase in interest payable	(82)	27
Decrease in accrued expenses	(474)	(163)
Increase in taxes payable	99	173
(Decrease) increase in other liabilities	(227)	31

Net cash provided by operating activities	168	1,138

Cash flows from investing activities:
Purchases of available-for-sale securities	(110)	(92)
Proceeds from maturities of available-for-sale securities	1,257	1,846
Purchases of held-to-maturity securities	—	(1,000)
Proceeds from maturities of held-to-maturity securities	1,082	1,239
Purchase of Federal Home Loan Bank stock	(120)	—
Purchase of Federal Reserve Bank stock	—	(45)
Loan originations and principal collections, net	(15,046)	(7,817)
Recoveries of loans previously charged off	2	13
Capital expenditures	(217)	(18)

Net cash used in investing activities	(13,152)	(5,874)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	321	7,077
Net (decrease) increase in time deposits	(5,388)	1,416
Net increase in Federal Home Loan Bank advances	17,100	6,000
Decrease in securities sold under agreements to repurchase	(188)	(4,944)
Proceeds from exercise of stock options	99	69
Dividends paid	(378)	(373)

Net cash provided by financing activities	11,566	9,245

Net (decrease) increase in cash and cash equivalents	(1,418)	4,509
Cash and cash equivalents at beginning of year	13,440	10,646

Cash and cash equivalents at March 31	$12,022	$15,155

Supplemental disclosures:
Interest paid	$1,736	$805
Income taxes paid	62	95

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements contained herein are unaudited but include, in the opinion of management, all adjustments that management considers necessary for a fair presentation of the financial information set forth herein. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2. EARNINGS PER SHARE

Earnings per share (“EPS”) calculations are based on the weighted-average number of common shares outstanding during the period.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the obligations to issue common stock were exercised and resulted in the issuance of common stock that then shared in the earnings of the entity.

3. RECLASSIFICATION

Certain amounts for prior periods have been reclassified to be consistent with the current statement presentation.

4. IMPACT OF NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R revised FASB Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and superseded Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted SFAS 123R.

5. STOCK-BASED COMPENSATION

The Company maintains five stock-based employee compensation plans. Effective January 1, 2006, the Company adopted SFAS 123R. This Statement revised SFAS 123 and superseded APB No. 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In the three months ended March 31, 2006, stock-based employee compensation costs recorded as expenses amounted to $9,263. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost had been recognized during periods prior to January 1, 2006 for the Company’s fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation during the three month period ended March 31, 2005.

For the Three Months Ended March 31, 2005
(in thousands)
Net income, as reported	$635
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	12

Pro forma net income	$623

Earnings per share:
Basis - as reported	$0.34
Basic - pro forma	$0.33
Diluted - as reported	$0.33
Diluted - pro forma	$0.32

6. PENSION BENEFITS

The following summarizes the net periodic cost for the three months ended March 31:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Service cost	$—	$96
Interest cost on benefit obligation	118	137
Expected return on plan assets	(150)	(152)
Amortization of prior service cost	—	14

Net periodic benefit cost	$(32)	$95

Effective January 1, 2006, the pension plan was suspended so that employees no longer earn additional defined benefits for future service.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following discussion includes Beverly National Corporation (“Company”) and its subsidiary, Beverly National Bank (“Bank”) and the Bank’s wholly owned subsidiary, Beverly National Security Corporation (“BNSC”). BNSC was established for the buying, selling and holding of securities. A former subsidiary of the Bank, Hannah Insurance Agency (“Hannah”), which was established to sell annuities, life and long-term disability insurance, was dissolved during the first quarter of 2006.

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

Summary

Net income for the quarter ended March 31, 2006 was $738,000, or basic earnings per share of $0.39 and fully diluted earnings of $0.38 per share, compared to net income of $635,000, or basic earnings per share of $0.34 and fully diluted earnings of $0.33 per share for the same period last year. These results for the quarter represent an increase in net income of $103,000, or 16.2%, and increases of 14.7% and 15.2% in basic and fully diluted earnings per share, respectively, compared to the same period last year.

At March 31, 2006 total assets had increased $11.5 million, or 2.8%, compared to total assets at December 31, 2005. Loans, net of the allowance for loan losses, increased $15.0 million, or 5.6%, from December 31, 2005. The growth of the loan portfolio is the main focus on the asset side of the balance sheet. Investing the Bank’s assets in this area offers the greatest earnings potential and, accordingly, the Bank will continue to allocate greater resources to this area. Total deposits decreased $5.1 million, or 1.5%, when compared to balances at December 31, 2005. This decrease is a result of the current market for deposits, which has become much more competitive as financial institutions have been more aggressive in pricing at current interest rate levels to gather deposits. The Bank, however, has resisted the temptation to match these rates, as it would result in additional pressure on the net interest margin. Federal Home Loan Bank advances increased $17.1 million, or 74.7%, to fund deposit outflow and growth in the loan portfolio.

The Company declared and paid a quarterly dividend of $0.20 per share in January 2006, which is the same as the amount paid for the comparable period in 2005. Also, on March 28, 2006, the Company declared a quarterly dividend of $0.20 per share for the second quarter of 2006. This March 28th dividend was paid in April 2006 and is consistent with that paid for the second quarter of 2005. However, as a result of declaring such dividend in March, the Company accounted for such dividend in the first quarter rather than the second quarter. In future quarters, the Company expects to declare and pay dividends in the same quarter.

Investment Portfolio

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The following table presents amortized cost of securities and their approximate fair values as of March 31, 2006 (unaudited) and December 31, 2005:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
March 31, 2006:
Debt securities issued by U.S. government corporations and agencies	$13,499	$—	$374	$13,125
Debt securities issued by states of the United States and political subdivisions of the states	973	—	27	946
Corporate debt securities	4,981	—	24	4,957
Trust preferred securities	3,404	—	44	3,360
Marketable equity securities	1,488	218	19	1,687
Mortgage-backed securities	23,195	—	864	22,331

	$47,540	$218	$1,352	$46,406

December 31, 2005:
Debt securities issued by U.S. government corporations and agencies	$13,494	$—	$355	$13,139
Debt securities issued by states of the United States and political subdivisions of the states	975	—	29	946
Corporate debt securities	4,999	—	29	4,970
Trust preferred securities	3,415	20	—	3,435
Marketable equity securities	1,374	188	9	1,553
Mortgage-backed securities	24,495	—	809	23,686

	$48,752	$208	$1,231	$47,729

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity securities:
March 31, 2006:
Debt securities issued by U.S. government corporations and agencies	$39,013	$—	$934	$38,079
Debt securities issued by states of the United States and political subdivisions of the states	1,926	2	11	1,917
Debt securities issued by foreign governments	400	—	4	396
Mortgage-backed securities	23,085	—	860	22,225

	$64,424	$2	$1,809	$62,617

December 31, 2005:
Debt securities issued by U.S. government corporations and agencies	$39,013	$—	$841	$38,172
Debt securities issued by states of the United States and political subdivisions of the states	1,927	3	9	1,921
Debt securities issued by foreign governments	400	—	1	399
Mortgage-backed securities	24,174	—	771	23,403

	$65,514	$3	$1,622	$63,895

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of March 31, 2006 and December 31, 2005:

	March 31, 2006	% of Total	December 31, 2005	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Commercial, financial and agricultural	$45,300	16.05%	$42,034	15.73%
Real estate - construction and land development	20,303	7.20%	16,413	6.14%
Real estate - residential	102,282	36.24%	98,007	36.67%
Real estate - commercial	103,539	36.69%	98,761	36.95%
Consumer	3,854	1.37%	4,949	1.85%
Other	8,896	3.15%	8,968	3.36%

	284,174	100.70%	269,132	100.70%
Allowance for loan losses	(2,652)	(0.94)%	(2,514)	(0.94)%
Deferred loan costs, net	680	0.24%	638	0.24%

Net Loans	$282,202	100.00%	$267,256	100.00%

Deposits

The following table summarizes deposits for the three months ended March 31, 2006 and the year ended December 31, 2005:

	March 31, 2006	% of Total	December 31, 2005	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Demand Deposits	$74,905	21.98%	$78,218	22.62%
NOW Accounts	62,445	18.33%	59,507	17.21%
Money Market Accounts	79,505	23.33%	78,487	22.70%
Savings Deposits	61,079	17.93%	61,401	17.75%
Time Deposits	62,811	18.43%	68,199	19.72%

Total	$340,745	100.00%	$345,812	100.00%

Comparison of Operating Results for the Three Months Ended March 31, 2006 and March 31, 2005

Total interest and dividend income, when compared to the same period last year, increased by $911,000, or 20.0%. Interest and fees on loans, which increased by $825,000, or 23.5%, from the same period last year, contributed to most of this increase. The current interest rate and operating environment are presenting the Bank with a number of challenges. Interest rates have continued to rise, increasing the Bank’s cost of funds and compressing the Bank’s net interest margin. The additional loan growth, while at smaller margins, has allowed the Bank to offset the increased interest costs and improve the core earnings of the Bank.

Total interest expense increased by $821,000, or 98.6%, compared to the same period last year. The increase was partially comprised of a $464,000, or 61.7%, increase in deposit interest expense, which was fueled by an increase in the average interest rate paid on deposits, necessitated by the current rate environment. The remaining increase in interest expense was attributed to interest on other borrowed funds, primarily consisting of Federal Home Loan Bank advances. Interest paid on these borrowings increased $358,000, or 436.6%, from the same period last year. This was due to an increase in the amount of borrowings by the Bank to fund loan portfolio growth and deposit outflow.

The Company’s net interest margin decreased by approximately 24 basis points from the comparable period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
	Average Balance	Interest Inc/Exp	Yield/ Rate	Average Balance	Interest Inc/Exp	Yield/ Rate
	(in thousands)	(in thousands)		(in thousands)	(in thousands)
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Assets
Federal funds sold and interest bearing deposits	$268	$3	5.08%	$1,784	$8	1.82%
Investments (1)	114,187	1,138	4.04%	115,445	1,045	3.67%
Loans (1) (2) (3)	274,040	4,402	6.51%	239,760	3,563	6.03%

Total interest-earning assets	$388,495	5,543	5.79%	$356,989	4,616	5.25%

Liabilities
Savings deposits	$61,047	82	0.55%	$70,066	96	0.55%
NOW accounts	57,178	33	0.24%	65,548	39	0.24%
Money market accounts	82,524	573	2.81%	73,409	274	1.51%
Time deposits	67,536	526	3.16%	59,227	342	2.34%
FHLB advances	32,606	364	4.52%	6,228	42	2.71%
Repurchase agreements	9,759	76	3.17%	7,552	40	2.16%

Total interest-bearing liabilities	310,650	1,654	2.16%	282,030	833	1.20%
Non-interest-bearing deposits	71,757	—		70,528	—

Total deposits	$382,407	1,654	1.75%	$352,558	833	0.96%

Net interest income		$3,889			$3,783

Net interest spread			4.04%			4.29%

Net interest margin			4.06%			4.30%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustments for investments is $13,000 and $10,000 for the three months ended March 31, 2006 and 2005, respectivley. The total amount of adjustments for loans is $59,000 and $46,000 for the three months ended March 31, 2006 and 2005, respectively. A federal tax rate of 34% was used in performing this calculation.
(2)	Includes loan fees of $58,000 and $73,000 for the three months ended March 31, 2006 and 2005, respectively.
(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

Total non-interest income for the three months ended March 31, 2006 was $1.1 million, an increase of $100,000, or 10.5%, from the same period last year. The increase was primarily a result of increased other deposit fees, and in other income that consisted primarily of increases in loan origination and prepayment fees.

Total non-interest expense for the three months ended March 31, 2006 was $3.7 million, consistent with the amount reported by the Company for the same period last year. While the company realized increases in certain operating expenses, such as salaries and employee benefits, equipment and marketing, these increases were anticipated, as they are inherent in the strategy of growing the Bank. Most other operating expenses have decreased from the amount reported for the comparable period last year, a result of the Bank’s focus on improving its overall efficiency.

The income tax provision for the three months ended March 31, 2006 increased by $69,000, or 25.8%, from the same period last year. This is simply a result of increased net income, as the effective rate is consistent with that of the same period last year.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for credit losses through charges to earnings. A loan loss provision of $140,000 was made during the three months ended March 31, 2006 and 2005. The total allowance for loan losses was 0.9% of total loans at March 31, 2006 and December 31, 2005.

The Bank formally determines the adequacy of the allowance for loan losses on a quarterly basis. This determination is based on an assessment of credit quality or “risk rating” of loans. Loans are initially risk rated when originated and are reviewed periodically. If there is deterioration in the credit, the risk rating is adjusted accordingly.

The allowance also includes a component resulting from the application of the measurement criteria of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Impaired loans receive individual evaluation of the allowance necessary on a quarterly basis. Impaired loans are defined in the Bank’s Loan Policy as those instances in which it is probable that the Bank will not be able to collect all principal and interest due according to the terms of the note.

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

Changes in the allowance for loan losses were as follows for the three months ended March 31:

	2006	2005
	(in thousands)	(in thousands)
	(unaudited)
Balance as of January 1st	$2,514	$2,181
Loans charged off	(4)	(6)
Provision for loan losses	140	140
Recoveries of loans previously charged off	2	13

Balance as of March 31st	$2,652	$2,328

At March 31, 2006, the allowance for loan losses represented 13,260.0% of non-performing loans, which totaled $20,000, and 0.93% of total loans, including deferred costs, net, of $284.9 million. Non-performing loans represented 0.01% of total loans and mortgages held-for-sale at March 31, 2006. At March 31, 2005, the allowance for loan loss represented 954.1% of non-performing loans, which totaled $244,000, and 0.95% of total loans, including deferred costs, net, of $244.7 million. Non-performing loans represented 0.1% of total loans and mortgages held-for-sale. The decrease in non-performing loans is a result of several loans that were either brought current or paid off.

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

Capital Resources

As of March 31, 2006, the Company had total capital of $28.7 million, a decrease of $29,000, or 0.1%, from total capital as of December 31, 2005. The net change in the Bank’s capital reflects the current year income reduced by the two dividends declared in the first quarter, which were paid in the first and second quarters, and the increase in the net unrealized loss on securities available-for-sale.

Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of March 31, 2006, the Bank’s Tier 1 capital amounted to 6.55% of average total assets. At March 31, 2006, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 9.98%, which satisfies the applicable risk-based capital requirements. As of December 31, 2005, the Bank’s Tier 1 capital amounted to 6.75% of average assets and risk-based capital amounted to 10.47% of total risk-based assets.

Generally, bank holding companies are also required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of March 31, 2006, the Company’s Tier 1 capital amounted to 7.09% of average total assets. At March 31, 2006, the Company’s ratio of risk-based capital to risk weighted assets amounted to 10.77%, which satisfies the applicable risk-based capital requirements. As of December 31, 2005, the Company’s Tier 1 capital amounted to 6.84% of average assets and risk-based capital amounted to 11.19% of total risk-based assets.

The capital ratios of the Company and the Bank exceed all regulatory requirements, and the Bank and the Company are considered “well capitalized” by their federal supervisory agencies.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available-for-sale account as a liquidity resource. Securities maturing in one year or less amounted to $8.7 million at March 31, 2006; additionally, a minimum amount of contractual payments in the amount of $10.5 million for the mortgage-backed securities portfolio is due within one year at March 31, 2006. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices. In particular, the market price of interest-earning assets and liabilities may be affected by changes in interest rates. Since net interest income (the difference, or spread, between the interest earned on loans and investments and the interest paid on deposits and borrowings) is the Company’s primary source of revenue, interest rate risk is the most significant non-credit related market risk to which the Company is exposed. Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of the Company’s assets and liabilities.

The Company’s net interest margin for the three months ended March 31, 2006 was 4.06%, in comparison to the 4.30% net interest margin for the three months ended March 31, 2005. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

The Company’s Asset/Liability Management Committee is comprised of the President and Chief Executive Officer of the Company, the Executive Vice President and Chief Financial Officer, the Executive Vice President and Senior Loan Officer, the Executive Vice President of Retail Banking, the Senior Vice President and Chief Operations Officer, the Senior Vice President and Chief Risk Officer and various lending, retail and finance officers. The Committee is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The Committee meets weekly and develops new products, sets the rates paid on deposits, approves loan pricing and reviews investment transactions. This Asset/Liability Management Committee reports to the Board of Directors’ ALCO Committee, which is comprised of several Directors and the President and Chief Executive Officer.

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

As of March 31, 2006, the capital ratio of the Company on an EVE basis, at current rate levels, is 14.2%. Based on the most recent analysis it is estimated that an increase in interest rates over the next year of 200 basis points (for example, an increase in the prime rate from 7.75% to 9.75%) would result in an EVE capital ratio of 15.0%. Alternatively, if interest rates were to decrease over the next year by 200 basis points, the EVE capital ratio is estimated to be 11.8%. These changes are within the risk tolerance levels established by the Company policies.

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

	March 31, 2006			December 31, 2005
	Projected net interest income	Change from year 1 base case		Projected net interest income	Change from year 1 base case
Year 1 projections:
Down 200 basis points	$15,913	$205	1.31%	$15,743	$18	0.11%
Base	$15,708	$—	—	$15,725	$—	—
Up 200 basis points	$15,222	$(486)	(3.09)%	$15,346	$(379)	(2.41)%

Year 2 projections:
Down 200 basis points	$15,937	$229	1.46%	$15,426	$(299)	(1.90)%
Base	$16,422	$714	4.55%	$16,151	$426	2.71%
Up 200 basis points	$16,203	$495	3.15%	$16,169	$444	2.82%

As of March 31, 2006, net interest income increases slightly in a declining rate scenario in both year 1 and year 2 is a result of the Bank’s effort to reduce exposure to falling interest rates. The cause for the change in the effect of rising rates from a negative impact in year 1 to a positive impact in year 2 is a result of the initial impact of increasing core deposit rates which is then more than offset in year 2, as a greater level of assets re-price at current rates than liabilities. These changes are within the risk tolerance levels established by the Company policies.

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

Based on their evaluation, as of March 31, 2006, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

In the quarter ended March 31, 2006, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	Not applicable

Item 1A.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	Not applicable

Item 3.	Defaults Upon Senior Securities.	Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	Not applicable

Item 5.	Other Information.	Not applicable

Item 6.	Exhibits.

3.1(a)	Restated Articles of Organization

11	Computation of Per Share Earnings

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: May 11, 2006	By:	/s/ Donat A. Fournier
Donat A. Fournier
President and Chief Executive Officer

Date: May 11, 2006	By:	/s/ Michael O. Gilles
Michael O. Gilles
Executive Vice President and Chief Financial Officer