Form 10-Q
period 2006-06-30
BEVERLY NATIONAL CORP
filed 2006-08-10
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2006. 2,715,700 shares.

BEVERLY NATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$12,049	$13,134
Interest bearing demand deposits with other banks	275	306

Cash and cash equivalents	12,324	13,440
Investments in available-for-sale securities (at fair value)	46,891	47,729
Investments in held-to-maturity securities	63,012	65,514
Federal Home Loan Bank stock, at cost	3,214	1,872
Federal Reserve Bank stock, at cost	188	188
Loans, net of the allowance for loan losses of $2,801 and $2,514, respectively	297,895	267,256
Premises and equipment	4,983	4,577
Accrued interest receivable	1,703	1,639
Other assets	10,562	10,297

Total assets	$440,772	$412,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$75,013	$78,218
Interest-bearing	270,896	267,594

Total deposits	345,909	345,812
Federal Home Loan Bank advances	50,250	22,900
Securities sold under agreements to repurchase	12,052	11,390
Other liabilities	3,266	3,689

Total liabilities	411,477	383,791

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, $2.50 par value per share; 2,500,000 shares authorized; issued 2,003,928 shares as of June 30, 2006 and 1,993,200 shares as of December 31, 2005; outstanding, 1,893,523 shares as of June 30, 2006 and 1,882,795 shares as of December 31, 2005	5,010	4,983
Paid-in capital	6,937	6,848
Retained earnings	19,693	18,992
Treasury stock, at cost (110,405 shares as of June 30, 2006 and December 31, 2005)	(1,495)	(1,495)
Accumulated other comprehensive loss	(850)	(607)

Total stockholders’ equity	29,295	28,721

Total liabilities and stockholders’ equity	$440,772	$412,512

Book value per share	$15.47	$15.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006		June 30, 2005
Interest and dividend income:
Interest and fees on loans	$4,674	$3,629	$9,017		$7,147
Interest on debt securities:
Taxable	999	1,003	2,025		2,014
Tax-exempt	23	18	49		39
Dividends on marketable equity securities	62	2	124		4
Other interest	1	65	15		74

Total interest and dividend income	5,759	4,717	11,230		9,278

Interest expense:
Interest on deposits	1,338	1,074	2,552		1,825
Interest on other borrowed funds	755	48	1,195		130

Total interest expense	2,093	1,122	3,747		1,955

Net interest and dividend income	3,666	3,595	7,483		7,323
Provision for loan losses	150	120	290		260

Net interest and dividend income after provision for loan losses	3,516	3,475	7,193		7,063

Noninterest income:
Income from fiduciary activities	489	472	921		895
Fees from sale of non-deposit products	71	67	122		131
Service charges on deposit accounts	141	143	279		280
Other deposit fees	159	144	305		271
Gains on sales of loans, net	—	14	—		14
Income on cash surrender value of life insurance	52	51	104		104
Other income	184	296	422		448

Total noninterest income	1,096	1,187	2,153		2,143

Noninterest expense:
Salaries and employee benefits	2,128	2,274	4,366		4,434
Director fees	88	69	167		143
Occupancy expense	334	344	673		731
Equipment expense	200	151	395		309
Data processing fees	189	202	394		430
Marketing and public relations	93	122	194		186
Professional fees	156	274	284		436
Other expense	378	388	752		796

Total noninterest expense	3,566	3,824	7,225		7,465

Income before income taxes	1,046	838	2,121		1,741
Income taxes	327	263	664		531

Net income	$719	$575	$1,457		$1,210

Comprehensive income	$585	$777	$1,214		$1,046

Earnings per share:
Weighted average shares outstanding	1,893,343	1,868,142	1,891,955		1,867,630

Weighted average diluted shares outstanding	1,927,028	1,932,301	1,931,343		1,932,033

Earnings per common share	$0.38	$0.31	$0.77		$0.65
Earnings per common share, assuming dilution	$0.37	$0.30	$0.75		$0.63
Dividends per share	$—	$0.20	$0.40	*	$0.40

*	The dividends declared in the 2006 periods include the first quarter dividend of $0.20 declared in January 2006 and the second quarter dividend of $0.20 declared in March 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In thousands)

(Unaudited)

	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$1,457	$1,210
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	95	164
Provision for loan losses	290	260
Change in deferred loan costs, net	(66)	12
Net decrease in mortgages held-for-sale	—	447
Depreciation and amortization	330	315
Increase in interest receivable	(64)	(105)
Decrease in prepaid expenses	38	210
Decrease in mortgage servicing rights	18	37
Increase in cash surrender value of life insurance	(103)	(123)
Decrease in RABBI Trust trading securities	54	59
Decrease in taxes receivable	55	78
Increase in other assets	(161)	(373)
Increase in interest payable	153	156
Decrease in accrued expenses	(369)	(156)
(Decrease) increase in other liabilities	(207)	54

Net cash provided by operating activities	1,520	2,245

Cash flows from investing activities:
Purchases of available-for-sale securities	(5,111)	(4,619)
Proceeds from maturities of available-for-sale securities	5,455	4,031
Purchases of held-to-maturity securities	—	(1,000)
Proceeds from maturities of held-to-maturity securities	2,492	2,820
Purchase of Federal Home Loan Bank stock	(1,342)	—
Purchase of Federal Reserve Bank stock	—	(45)
Loan originations and principal collections, net	(30,868)	(14,139)
Recoveries of loans previously charged off	5	15
Capital expenditures	(736)	(196)

Net cash used in investing activities	(30,105)	(13,133)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW, money market and savings accounts	(4,319)	21,183
Net increase in time deposits	4,416	16,696
Net increase in Federal Home Loan Bank advances	27,350	—
Increase (decrease) in securities sold under agreements to repurchase	662	(1,670)
Proceeds from exercise of stock options	116	69
Dividends paid	(756)	(747)

Net cash provided by financing activities	27,469	35,531

Net (decrease) increase in cash and cash equivalents	(1,116)	24,643
Cash and cash equivalents at beginning of year	13,440	10,646

Cash and cash equivalents at June 30	$12,324	$35,289

Supplemental disclosures:
Interest paid	$3,594	$1,800
Income taxes paid	577	810

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”). This Statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS No. 123R was effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, since the issuance of SFAS No. 123R, the SEC has delayed the effective date. The new effective date for the Company is January 1, 2006. The Company does not believe the adoption of SFAS No. 123R will have a material impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

5.	STOCK BASED COMPENSATION

The Company maintains five stock-based employee compensation plans. Effective January 1, 2006, the Company adopted SFAS 123R. This Statement revised SFAS 123 and superseded APB No. 25. SFAS

123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. In the three and six months ended June 30, 2006, stock-based employee compensation costs recorded as expenses amounted to $7,107 and $16,370, respectively. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost had been recognized during periods prior to January 1, 2006 for the Company’s fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation during the three and six month periods ended June 30, 2005.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
	(in thousands)	(in thousands)
Net income, as reported	$575	$1,210
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	12	24

Pro forma net income	$563	$1,186

Earnings per share:
Basic - as reported	$0.31	$0.65
Basic - pro forma	$0.30	$0.64
Diluted - as reported	$0.30	$0.63
Diluted - pro forma	$0.29	$0.61

6.	PENSION BENEFITS

The following summarizes the net periodic cost for the three months and six months ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$—	$96	$—	$193
Interest cost on benefit obligation	118	137	236	274
Expected return on plan assets	(150)	(152)	(300)	(304)
Amortization of prior service cost	—	14	—	28

Net periodic benefit cost	$(32)	$95	$(64)	$191

Effective January 1, 2006, the pension plan was suspended so that employees no longer earn additional defined benefits for future service.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Summary

At June 30, 2006 total assets had increased $28.3 million, or 6.9%, compared to total assets at December 31, 2005. Loans, net of the allowance for loan losses, increased $30.1 million, or 11.5%, from December 31, 2005. The growth of the loan portfolio is the main focus on the asset side of the balance sheet. Investing the Bank’s assets in this area offers the greatest earnings potential, as it provides a better spread against the Bank’s increasing cost of funds. Total deposits increased $97,000, or less than 1.0%, when compared to balances at December 31, 2005. The slowed deposit growth is a result of the current market for deposits, which has become much more competitive as financial institutions have been more aggressive in pricing at current interest rate levels to gather and retain deposits. During the period, the Bank began to meet some of these competitive pressures by offering certain special product promotions to match these competitors’ rates. Despite the expected negative impact this strategy had on the net interest margin, the Bank was able to maintain the deposit base it held at prior year end. Federal Home Loan Bank advances increased $27.4 million, or 119.4%, to fund growth in the loan portfolio.

Net income for the quarter ended June 30, 2006 was $719,000, or basic earnings per share of $0.38 and fully diluted earnings of $0.37 per share, compared to net income of $575,000, or basic earnings per share of $0.31 and fully diluted earnings of $0.30 per share for the same period last year. These results for the quarter represent an increase in net income of $144,000, or 25.0%, and increases of 23.4% and 25.4% in basic and fully diluted earnings per share, respectively, compared to the same period last year.

During the first six months of 2006, the Company declared and paid total dividends of $0.40 per share for the six months ended June 30, 2006, which is the same as the amount paid for the comparable period in 2005. The Company’s policy has been to pay dividends out of funds in excess of the needs of the business. The Company has declared and paid cash dividends to shareholders on a quarterly basis at a rate of $0.20 per share in each quarter of 2005 and 2004 and the first quarter of 2006. In addition, in March 2006, the Company declared a dividend of $0.20 for payment in the second quarter of 2006. In future quarters, the Company expects to declare and pay dividends in the same quarter.

Investment Portfolio

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The following table presents the amortized cost of securities and their approximate fair values as of June 30, 2006 (unaudited) and December 31, 2005:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
June 30, 2006:
Debt securities issued by U.S. government corporations and agencies	$15,248	$—	$454	$14,794
Debt securities issued by states of the
United States or political subdivisions of the states	972	—	38	934
Corporate debt securities	2,968	—	20	2,948
Trust preferred securities	3,393	—	93	3,300
Marketable equity securities	1,494	212	25	1,681
Mortgage-backed securities	24,248	—	1,014	23,234

	$48,323	$212	$1,644	$46,891

December 31, 2005:
Debt securities issued by U.S. government corporations and agencies	$13,494	$—	$355	$13,139
Debt securities issued by states of the
United States or political subdivisions of the states	975	—	29	946
Corporate debt securities	4,999	—	29	4,970
Trust preferred securities	3,415	20	—	3,435
Marketable equity securities	1,374	188	9	1,553
Mortgage-backed securities	24,495	—	809	23,686

	$48,752	$208	$1,231	$47,729

Held-to-maturity securities:
June 30, 2006:
Debt securities issued by U.S. government corporations and agencies	$39,013	$—	$1,152	$37,861
Debt securities issued by states of the
United States and political subdivisions of the states	1,660	2	25	1,637
Debt securities issued by foreign governments	400	—	6	394
Mortgage-backed securities	21,939	—	996	20,943

	$63,012	$2	$2,179	$60,835

December 31, 2005:
Debt securities issued by U.S. government corporations and agencies	$39,013	$—	$841	$38,172
Debt securities issued by states of the
United States and political subdivisions of the states	1,927	3	9	1,921
Debt securities issued by foreign governments	400	—	1	399
Mortgage-backed securities	24,174	—	771	23,403

	$65,514	$3	$1,622	$63,895

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of June 30, 2006 and December 31, 2005:

	June 30, 2006	% of Total	December 31, 2005	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Commercial, financial and agricultural	$49,811	16.72%	$42,034	15.73%
Real estate - construction and land development	19,482	6.54%	16,413	6.14%
Real estate - residential	106,671	35.81%	98,007	36.67%
Real estate - commercial	111,543	37.44%	98,761	36.95%
Consumer	3,670	1.23%	4,949	1.85%
Other	8,815	2.96%	8,968	3.36%

	299,992	100.70%	269,132	100.70%
Allowance for loan losses	(2,801)	-0.94%	(2,514)	-0.94%
Deferred loan costs, net	704	0.24%	638	0.24%

Net Loans	$297,895	100.00%	$267,256	100.00%

Deposits

The following table summarizes deposits as of June 30, 2006 and the year ended December 31, 2005:

	June 30, 2006	% of Total	December 31, 2005	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Demand Deposits	$75,013	21.69%	$78,218	22.62%
NOW Accounts	67,048	19.38%	59,507	17.21%
Money Market Accounts	74,538	21.55%	78,487	22.70%
Savings Deposits	56,695	16.39%	61,401	17.75%
Time Deposits	72,615	20.99%	68,199	19.72%

Total	$345,909	100.00%	$345,812	100.00%

Comparison of operating results for the three months ended June 30, 2006 and June 30, 2005

Net income for the quarter of $719,000, or basic earnings per share of $0.38 and fully diluted earnings of $0.37 per share, increased compared to net income of $575,000, or basic earnings per share of $0.31 and fully diluted earnings of $0.30 per share for the same period last year. The results for last year included a non-recurring charge, net of tax, of $106,000 related to severance and consulting payments to the former CFO. After adjusting for the one-time charge, net income would have been $681,000, or basic earnings per share of $0.36 and fully diluted earnings of $0.35 per share for the 2005 period. The 2006 results represent an increase in net income of $38,000, or 5.6%, and increases of 5.6% and 5.7% in basic and fully diluted earnings per share, respectively, compared to the same period last year after adjusting for the non-recurring charge.

Total interest and dividend income, when compared to the same period last year, increased by $1.04 million, or 22.1%. Interest and fees on loans, which increased by $1.05 million, or 28.8%, from the same period last year, accounted for this increase. The current rising interest rate environment has led to the increase in the Company’s yield on assets. This has been perpetuated by growth in the loan portfolio, the area that is responsible for the Company’s highest asset yields. Additionally, total interest and dividend income was negatively affected by the Federal Home Loan Bank’s decision to postpone declaring their quarterly dividend to the third quarter of 2006. Without a dividend declaration in the second quarter of 2006, the Company was unable to recognize approximately $40,000 of dividend income for the quarter.

Total interest expense increased by $971,000, or 86.5%, compared to the same period last year. The increase was partially comprised of a $264,000, or 24.6%, increase in deposit interest expense, which was fueled by an increase in the average interest rate paid on deposits, necessitated by the current rate environment. The increase in interest expense was primarily attributed to interest on other borrowed funds, primarily consisting of Federal Home Loan Bank advances. Interest paid on these borrowings increased $707,000, or 1,472.9%, from the same period last year. This was due to an increase in the amount of borrowings by the Bank to fund loan portfolio growth and deposit outflow.

The current interest rate and operating environment are presenting the Bank with a number of challenges. Interest rates have continued to rise, increasing the Bank’s cost of funds and compressing the Bank’s net interest margin. The additional loan growth, while at smaller margins, has allowed the Bank to offset the increased interest costs and improve the core earnings of the Bank.

The Company’s net interest margin decreased by approximately 33 basis points from the comparable period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Three Months Ended June 30, 2006					For the Three Months Ended June 30, 2005
	Average Balance	Interest Inc/Exp		Yield/ Rate		Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands)	(in thousands)				(in thousands)	(in thousands)
	(unaudited)	(unaudited)				(unaudited)	(unaudited)
Assets
Federal funds sold and interest - bearing deposits	$453	$5		3.98%		$9,258	$74		3.24%
Investments	112,854	1,092	*	3.88%		113,275	1,023	*	3.66%
Loans	292,133	4,732	**	6.50%		245,129	3,678	**	6.09%

Total interest-earning assets	$405,440	5,829		5.77%		$367,662	4,775		5.27%

Liabilities
Savings deposits	$58,221	78		0.54%		$67,707	106		0.63%
NOW accounts	58,624	38		0.26%		66,013	59		0.36%
Money market accounts	78,444	608		3.11%		78,098	396		2.06%
Time deposits	67,730	613		3.63%		74,314	514		2.81%
FHLB advances	53,075	671		5.07%		913	12		5.39%
Repurchase agreements	10,460	85		3.25%		6,160	36		2.38%

Total interest-bearing liabilities	326,554	2,093		2.57%		293,205	1,123		1.55%
Non-interest-bearing deposits	73,059	—				73,336	—

Total deposits	$399,613	2,093		2.10%		$366,541	1,123		1.24%

Net interest income		$3,736					$3,652

Net interest spread				3.67%					4.03%

Net interest margin				3.70	%(1)				4.03%

Tax Equivalent Income Adjustment:
State and Muncipal Investment Income		$12	*				$9	*
Industrial Revenue Bond Income		58	**				48	**

Total Tax Equivalent Income Adjustment		$70					$57

*	Amount included in investment income.
**	Amount included in loan income.
(1)	During the second quarter of 2006, the Federal Home Loan Bank did not declare a dividend on its stock. Excluding FHLB stock from earning assets would have resulted in a net interest margin of 3.73%.

Total noninterest income for the three months ended June 30, 2006 was $1.10 million, a decrease of approximately $91,000 from the same period last year. The decrease was mainly in other income, primarily due to prior year vendor contract renegotiations that resulted in recoveries by the Bank.

Total noninterest expense decreased by $258,000, or 6.8%, when compared to the same period last year. This decrease is partially attributed to salaries and employee benefits, which decreased $146,000, or 6.4%. This decrease is a result of the Bank’s efforts to improve overall efficiency. Another area where the Bank decreased expenses was in professional fees, which decreased by $118,000, or 43.1%, from the same period last year. This is due to decreased consulting expenses in the area of Sarbanes-Oxley compliance and other one-time items.

The following table sets forth the various components of noninterest income and noninterest expense for the three months ended June 30, 2006 and 2005 and the dollar amount and percentage change between the periods:

	June 30,		Increase (Decrease)
	2006	2005	$	%
	(Dollars in thousands)
Noninterest income:
Income from fiduciary activities	$489	$472	$17	3.60%
Fees from sale of non-deposit products	71	67	4	5.97%
Service charges on deposit accounts	141	143	(2)	-1.40%
Other deposit fees	159	144	15	10.42%
Gains on sales of loans, net	—	14	(14)	-100.00%
Income on cash surrender value of life insurance	52	51	1	1.96%
Other income	184	296	(112)	-37.84%

Total noninterest income	$1,096	$1,187	$(91)	-7.67%

Noninterest expense:
Salaries and employee benefits	$2,128	$2,274	$(146)	-6.42%
Director fees	88	69	19	27.54%
Occupancy expense	334	344	(10)	-2.91%
Equipment expense	200	151	49	32.45%
Data processing fees	189	202	(13)	-6.44%
Marketing and public relations	93	122	(29)	-23.77%
Professional fees	156	274	(118)	-43.07%
Other expense	378	388	(10)	-2.58%

Total noninterest expense	$3,566	$3,824	$(258)	-6.75%

The income tax provision for the three months ended June 30, 2006 increased by $64,000, or 24.3%, from the same period last year. This is simply a result of increased net income, as the effective tax rate is consistent with that of the same period last year.

Comparison of operating results for the six months ended June 30, 2006 and June 30, 2005

Net income for the six months ended June 30, 2006 of $1.5 million, or basic earnings per share of $0.77 and fully diluted earnings of $0.75 per share, increased compared to net income of $1.2 million, or basic earnings per share of $0.65 and fully diluted earnings of $0.63 per share for the same period last year. After adjusting for the non-recurring charge for severance and consulting payments to the former CFO, net of tax, of $106,000, net income would have been $1.3 million, or basic earnings per share of $0.70 and fully diluted earnings of $0.68 per share for the 2005 period. The 2006 results represent an increase in net income of $141,000, or 10.7%, and increases of 10.0% and 10.3% in basic and fully diluted earnings per share, respectively, compared to the same period last year after adjusting for the non-recurring charge.

Total interest and dividend income, when compared to the same period last year, increased by $1.95 million, or 21.0%. Interest and fees on loans, which increased by $1.87 million, or 26.2%, from the same period last year, accounted for this increase. As stated with the results for the quarter, the current rising interest rate environment and loan portfolio growth are the cause for the increase in interest and dividend income.

Total interest expense increased by $1.79 million, or 91.7%, compared to the same period last year. The increase was partially comprised of a $727,000, or 39.8%, increase in deposit interest expense, which was fueled by an increase in the average interest rate paid on deposits, necessitated by the current rate environment. The remaining increase in interest expense was attributed to interest on other borrowed funds, primarily consisting of Federal Home Loan Bank advances. Interest paid on these borrowings increased $1.07 million, or 819.2%, from the same period last year. This was due to an increase in the amount of borrowings by the Bank to fund loan portfolio growth and deposit outflow.

The Company’s net interest margin decreased by approximately 29 basis points from the comparable period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Six Months Ended June 30, 2006				For the Six Months Ended June 30, 2005
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands)	(in thousands)			(in thousands)	(in thousands)
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Assets
Federal funds sold and interest-bearing deposits	$361	$8		4.33%	$5,542	$74		2.69%
Investments	113,517	2,230	*	3.96%	114,547	2,117	*	3.73%
Loans	283,136	9,134	**	6.51%	242,609	7,241	**	6.02%

Total interest-earning assets	$397,014	11,372		5.78%	$362,698	9,432		5.24%

Liabilities
Savings deposits	$59,627	161		0.54%	$68,914	202		0.59%
NOW accounts	57,905	71		0.25%	65,782	98		0.30%
Money market accounts	80,473	1,181		2.96%	75,767	670		1.78%
Time deposits	67,634	1,139		3.40%	66,778	855		2.58%
FHLB advances	42,897	1,034		4.86%	3,555	54		3.04%
Repurchase agreements	10,111	161		3.21%	6,852	76		2.25%

Total interest-bearing liabilities	318,647	3,747		2.37%	287,648	1,955		1.37%
Non-interest-bearing deposits	72,412	—			72,006	—

Total deposits	$391,059	3,747		1.93%	$359,654	1,955		1.10%

Net interest income		$7,625				$7,477

Net interest spread				3.85%				4.14%

Net interest margin				3.87%				4.16%

Tax Equivalent Income Adjustment:
State and Muncipal Investment Income		$25	*			$20	*
Industrial Revenue Bond Income		117	**			94	**

Total Tax Equivalent Income Adjustment		$142				$114

*	Amount included in investment income.
**	Amount included in loan income.

Total noninterest income for the six months ended June 30, 2006 was $2.15 million, consistent with the total from the same period last year.

Total noninterest expense decreased by $240,000, or 3.2%, when compared to the same period last year. While the company realized increases in certain operating expenses, such as equipment and marketing, these increases were anticipated, as they are inherent in the strategy of growing the Bank. Most other operating expenses have decreased from the amount reported for the comparable period last year, a result of the Bank’s focus on improving its overall efficiency.

The following table sets forth the various components of noninterest income and noninterest expense for the six months ended June 30, 2006 and 2005 and the dollar amount and percentage change between the periods:

	June 30,		Increase (Decrease)
	2006	2005	$	%
	(Dollars in thousands)
Noninterest income:
Income from fiduciary activities	$921	$895	$26	2.91%
Fees from sale of non-deposit products	122	131	(9)	-6.87%
Service charges on deposit accounts	279	280	(1)	-0.36%
Other deposit fees	305	271	34	12.55%
Gains on sales of loans, net	—	14	(14)	-100.00%
Income on cash surrender value of life insurance	104	104	—	0.00%
Other income	422	448	(26)	-5.80%

Total noninterest income	$2,153	$2,143	$10	0.47%

Noninterest expense:
Salaries and employee benefits	$4,366	$4,434	$(68)	-1.53%
Director fees	167	143	24	16.78%
Occupancy expense	673	731	(58)	-7.93%
Equipment expense	395	309	86	27.83%
Data processing fees	394	430	(36)	-8.37%
Marketing and public relations	194	186	8	4.30%
Professional fees	284	436	(152)	-34.86%
Other expense	752	796	(44)	-5.53%

Total noninterest expense	$7,225	$7,465	$(240)	-3.22%

The income tax provision for the six months ended June 30, 2006 increased by $133,000, or 25.1%, from the same period last year. This is simply a result of increased net income, as the effective tax rate is consistent with that of the same period last year.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for credit losses through charges to earnings. A loan loss provision of $150,000 was made during the three months ended June 30, 2006, compared to $120,000 for the same period last year. The total loan loss provision for the six months ended June 30, 2006 was $290,000, compared to $260,000 for the same period in 2005. The total allowance for loan losses was 0.94% of total loans at June 30, 2006 and December 31, 2005.

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

Changes in the allowance for loan losses were as follows for the six months ended June 30, 2006 and 2005:

	2006	2005
	(in thousands)	(in thousands)
	(unaudited)
Balance as of January 1st	$2,514	$2,181
Loans charged off	(8)	(9)
Provision for loan losses	290	260
Recoveries of loans previously charged off	5	16

Balance as of June 30th	$2,801	$2,448

At June 30, 2006, the allowance for loan losses represented 14,742.1% of non-performing loans, which totaled $19,000. Non-performing loans represented less than 0.01% of total loans and mortgages held-for-sale at June 30, 2006. At June 30, 2005, the allowance for loan loss represented 1,390.9% of non-performing loans, which totaled $176,000. Non-performing loans represented 0.1% of total loans and mortgages held-for-sale. The decrease in non-performing loans is a result of several loans that were either brought current or paid off.

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

Capital Resources

As of June 30, 2006, the Company had total capital of $29.3 million, an increase of $574,000, or 2.0%, from total capital as of December 31, 2005. The net change in the Bank’s capital reflects current year income, reduced by dividends declared, and the increase in the net unrealized loss on securities available-for-sale.

The Company’s policy has been to pay dividends out of funds in excess of the needs of the business. The Company has declared and paid cash dividends to shareholders on a quarterly basis at a rate of $0.20 per share in each quarter of 2005 and 2004 and the first quarter of 2006. In addition, in March 2006, the Company declared a dividend of $0.20 for payment in the second quarter of 2006. In future quarters, the Company expects to declare and pay dividends in the same quarter. Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of June 30, 2006, the Bank’s Tier 1 capital amounted to 6.45% of average total assets. At June 30, 2006, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 9.74%, which satisfies the applicable risk-based capital requirements. As of December 31, 2005, the Bank’s Tier 1 capital amounted to 6.75% of average assets and risk-based capital amounted to 10.47% of total risk-based assets.

Generally, bank holding companies are also required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of June 30, 2006, the Company’s Tier 1 capital amounted to 6.97% of average total assets. At June 30, 2006, the Company’s ratio of risk-based capital to risk weighted assets amounted to 10.43%, which satisfies the applicable risk-based capital requirements. As of December 31, 2005, the Company’s Tier 1 capital amounted to 6.84% of average assets and risk-based capital amounted to 11.19% of total risk-based assets.

To provide for its future capital needs, the Company took the steps necessary to increase the authorized number of its shares of common stock. On July 19, 2006, the Company completed the sale of 805,000 shares of its common stock, including 105,000 shares of common stock sold pursuant to the exercise of the underwriter’s over-allotment option, at an offering price of $22.00 per share in a public offering underwritten by Sandler O’Neill & Partners, L.P. Of the more than $16 million in net proceeds from the offering, the Company contributed $12 million in additional capital to the Bank to assist in funding its growth and expansion plans. The financial statements and results of operations contained in this report do not reflect the results of such offering, which was completed in the third calendar quarter of 2006.

The capital ratios of the Company and the Bank exceed all regulatory requirements, and the Company is considered “well capitalized” by their federal supervisory agencies.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available-for-sale account as a liquidity resource. Securities maturing in one year or less amounted to $7.7 million at June 30, 2006; additionally, a minimum amount of contractual payments in the amount of $10.2 million for the mortgage-backed securities portfolio is due within one year at June 30, 2006. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

Off Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company’s financial condition, results of operations, or liquidity. As of June 30, 2006, total off-balance sheet financial commitments amounted to approximately $68.3 million.

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

The Company’s net interest margin for the six months ended June 30, 2006 was 3.87%, in comparison to the 4.16% net interest margin for the six months ended June 30, 2005. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

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

As of June 30, 2006, the capital ratio of the Company on an EVE basis, at current rate levels, is 11.5%. Based on the most recent analysis it is estimated that an increase in interest rates over the next year of 200 basis points (for example, an increase in the prime rate from 8.25% to 10.25%) would result in an EVE capital ratio of 12.2%. Alternatively, if interest rates were to decrease over the next year by 200 basis points, the EVE capital ratio is estimated to be 9.7%. These changes are within the risk tolerance levels established by the Company policies.

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

	June 30, 2006			December 31, 2005
	Projected net interest income	Change from year 1 base case		Projected net interest income	Change from year 1 base case
Year 1 projections:
Down 200BP	$15,783	$296	1.91%	$15,743	$18	0.11%
Base	15,487	—	—	15,725	—	—
Up 200BP	14,886	(601)	-3.88%	15,346	(379)	-2.41%

Year 2 projections:
Down 200BP	$15,921	$434	2.80%	$15,426	$(299)	-1.90%
Base	16,220	733	4.73%	16,151	426	2.71%
Up 200BP	15,913	426	2.75%	16,169	444	2.82%

As of June 30, 2006, net interest income increasing slightly in a declining rate scenario in both year 1 and year 2 is a result of the Bank’s effort to reduce exposure to falling interest rates. The cause for the change in the effect of rising rates from a negative impact in year 1 to a positive impact in year 2 is a result of the initial impact of increasing core deposit rates which is then more than offset in year 2, as a greater level of assets re-price at current rates than liabilities. These changes are within the risk tolerance levels established by the Company policies.

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

Based on their evaluation, as of June 30, 2006, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

In the quarter ended June 30, 2006, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	Not applicable

Item 1A.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	Not applicable

Item 3.	Defaults Upon Senior Securities.	Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held at the Danvers office of Beverly National Bank, Danvers, Massachusetts, on the 25th day of April, 2006 at 9:00 a.m. At the Meeting, the following matters were submitted to a vote with the results as follows:

1. The proposal to fix the number of directors at eleven (11) who shall constitute the full Board of Directors was approved by the requisite majority vote of shareholders. The votes for fixing the number of directors were as follows:

“FOR APPROVAL”	“AGAINST APPROVAL”	“ABSTAIN”

1,466,657	5,364	4,450
Number	Number	Number

2. All of the four (4) nominees for director received in excess of the requisite plurality of the votes cast at the meeting and were elected and qualified. The votes cast “FOR”, “AGAINST” and “ABSTAIN” on the proposal to elect each of the following four (4) Directors of the Company, who, together with the Directors whose terms of office do not expire at this meeting, will constitute the full Board of Directors and will serve for a term of three (3) years were as follows:

	“FOR APPROVAL”	“AGAINST APPROVAL”	“ABSTAIN”

John N. Fisher	1,327,252	147,503	1,715

	Number	Number	Number

Alice B. Griffin	1,295,878	179,192	1,400

	Number	Number	Number

Robert W. Luscinski	1,309,516	165,554	1,400

	Number	Number	Number

Pamela C. Scott	1,282,332	38,511	155,627

	Number	Number	Number

3. The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the Company for the year ending December 31, 2006 was ratified because the votes for such appointment exceeded the votes against such appointment. The votes cast “FOR”, “AGAINST” and “ABSTAIN” on the proposal to ratify the appointment of Shatswell, MacLeod & Company, P.C. to act as independent auditors for the fiscal year ended December 31, 2006 are as follows:

“FOR APPROVAL”	“AGAINST APPROVAL”	“ABSTAIN”

1,468,749	862	6,860
Number	Number	Number

4. The proposal to amend the Restated Articles of Organization to increase the authorized number of shares of the Company’s common stock to 5,000,000 was approved by the requisite majority vote of shareholders. The votes cast “FOR”, “AGAINST” and “ABSTAIN” on the proposal to amend the Company’s Restated Articles of Organization to increase the authorized number of shares of common stock from 2,500,000 to 5,000,000 are as follows:

“FOR APPROVAL”	“AGAINST APPROVAL”	“ABSTAIN”

1,205,278	262,027	9,165
Number	Number	Number

Item 5.	Other Information.	Not applicable

Item 6.	Exhibits.

11	Computation of Per Share Earnings

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: August 10, 2006	By:	/s/ Donat A. Fournier
Donat A. Fournier
President and Chief Executive Officer

Date: August 10, 2006	By:	/s/ Michael O. Gilles
Michael O. Gilles
Executive Vice President and Chief Financial Officer