Form 10-Q
period 2006-09-30
BEVERLY NATIONAL CORP
filed 2006-11-13
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2006. 2,723,435.

BEVERLY NATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$8,831	$13,134
Interest bearing demand deposits with other banks	707	306

Cash and cash equivalents	9,538	13,440
Investments in available-for-sale securities (at fair value)	52,019	47,729
Investments in held-to-maturity securities	61,847	65,514
Federal Home Loan Bank stock, at cost	2,716	1,872
Federal Reserve Bank stock, at cost	188	188
Loans, net of the allowance for loan losses of $2,911 and $2,514, respectively	300,206	267,256
Premises and equipment	5,385	4,577
Accrued interest receivable	2,089	1,639
Other assets	10,255	10,297

Total assets	$444,243	$412,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$70,569	$78,218
Interest-bearing	267,377	267,594

Total deposits	337,946	345,812
Federal Home Loan Bank advances	42,740	22,900
Securities sold under agreements to repurchase	13,282	11,390
Other liabilities	3,570	3,689

Total liabilities	397,538	383,791

Stockholders’ equity:
Preferred stock, $1.00 par value per share;
300,000 shares authorized; issued and outstanding none	—	—
Common stock, $2.50 par value per share;
5,000,000 shares authorized; issued 2,833,840 shares as of September 30, 2006 and 1,993,200 shares as of December 31, 2005; outstanding, 2,723,435 shares as of September 30, 2006 and 1,882,795 shares as of December 31, 2005	7,085	4,983
Paid-in capital	21,638	6,848
Retained earnings	19,910	18,992
Treasury stock, at cost (110,405 shares as of September 30, 2006 and December 31, 2005)	(1,495)	(1,495)
Accumulated other comprehensive loss	(433)	(607)

Total stockholders’ equity	46,705	28,721

Total liabilities and stockholders’ equity	$444,243	$412,512

Book value per share	$17.15	$15.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest and dividend income:
Interest and fees on loans	$4,882	$3,764	$13,900	$10,911
Interest on debt securities:
Taxable	1,149	1,035	3,175	3,050
Tax-exempt	23	25	72	64
Dividends on marketable equity securities	61	6	185	10
Other interest	32	69	46	143

Total interest and dividend income	6,147	4,899	17,378	14,178

Interest expense:
Interest on deposits	1,570	1,098	4,122	2,923
Interest on other borrowed funds	694	66	1,889	196

Total interest expense	2,264	1,164	6,011	3,119

Net interest and dividend income	3,883	3,735	11,367	11,059
Provision for loan losses	150	180	440	440

Net interest and dividend income after provision for loan losses	3,733	3,555	10,927	10,619

Noninterest income:
Income from fiduciary activities	424	415	1,344	1,310
Fees from sale of non-deposit products	45	59	168	190
Service charges on deposit accounts	137	153	416	433
Other deposit fees	216	161	521	432
Gain (loss) on sales of loans, net	—	(1)	—	13
Income on cash surrender value of life insurance	58	53	162	157
Other income	176	206	598	654

Total noninterest income	1,056	1,046	3,209	3,189

Noninterest expense:
Salaries and employee benefits	2,160	2,652	6,526	7,087
Director fees	65	78	232	221
Occupancy expense	329	319	1,001	1,050
Equipment expense	203	184	598	494
Data processing fees	208	206	602	635
Marketing and public relations	137	66	332	252
Professional fees	208	271	492	707
Other expense	380	251	1,133	1,047

Total noninterest expense	3,690	4,027	10,916	11,493

Income before income taxes	1,099	574	3,220	2,315
Income taxes	339	131	1,003	661

Net income	$760	$443	$2,217	$1,654

Comprehensive income	$1,177	$346	$2,391	$1,393

Earnings per share:
Weighted average shares outstanding	2,558,642	1,876,941	2,116,626	1,870,768

Weighted average diluted shares outstanding	2,592,186	1,933,094	2,154,128	1,932,371

Earnings per common share	$0.30	$0.24	$1.05	$0.88
Earnings per common share, assuming dilution	$0.29	$0.23	$1.03	$0.86
Dividends per share	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In thousands)

(Unaudited)

	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$2,217	$1,654
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	192	152
Provision for loan losses	440	440
Change in deferred loan costs, net	(29)	41
Net decrease in mortgages held-for-sale	—	447
Depreciation and amortization	495	477
Stock award	12	13
Increase in interest receivable	(450)	(273)
(Increase) decrease in prepaid expenses	(17)	171
Decrease in mortgage servicing rights	30	52
Increase in cash surrender value of life insurance	(162)	(186)
Decrease in RABBI Trust trading securities	69	82
Decrease in taxes receivable	20	87
Increase in other assets	(4)	(325)
Increase in interest payable	243	172
(Decrease) increase in accrued expenses	(211)	518
Decrease in other liabilities	(191)	(5)

Net cash provided by operating activities	2,654	3,517

Cash flows from investing activities:
Purchases of available-for-sale securities	(11,821)	(7,757)
Proceeds from maturities of available-for-sale securities	7,641	6,394
Purchases of held-to-maturity securities	—	(1,000)
Proceeds from maturities of held-to-maturity securities	3,645	4,701
Purchase of Federal Home Loan Bank stock	(844)	—
Purchase of Federal Reserve Bank stock	—	(45)
Loan originations and principal collections, net	(33,327)	(16,034)
Recoveries of loans previously charged off	6	17
Capital expenditures	(1,303)	(329)

Net cash used in investing activities	(36,003)	(14,053)

Cash flows from financing activities:
Net decrease in demand deposits, NOW, money market and savings accounts	(19,756)	(1,085)
Net increase in time deposits	11,890	15,405
Net increase in Federal Home Loan Bank advances	19,840	4,000
Increase (decrease) in securities sold under agreements to repurchase	1,892	(1,742)
Proceeds from exercise of stock options	16,880	175
Proceeds from issuance of treasury stock	—	2
Dividends paid	(1,299)	(1,122)

Net cash provided by financing activities	29,447	15,633

Net (decrease) increase in cash and cash equivalents	(3,902)	5,097
Cash and cash equivalents at beginning of year	13,440	10,646

Cash and cash equivalents at September 30	$9,538	$15,743

Supplemental disclosures:
Interest paid	$5,768	$2,947
Income taxes paid	983	931

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

4. IMPACT OF NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”). This Statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS No. 123R was effective for the Company as of January 1, 2006. The Company does not believe the adoption of SFAS No. 123R will have a material impact on the Company’s financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires 1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer’s balance sheet date, rather than at interim measurement dates as currently allowed, and 4)

disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or result of operations.

5. STOCK BASED COMPENSATION

The Company maintains five stock-based employee compensation plans. Effective January 1, 2006, the Company adopted SFAS 123R. In the three and nine months ended September 30, 2006, stock-based employee compensation costs recorded as expenses amounted to $8,185 and $24,555, respectively. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost had been recognized during periods prior to January 1, 2006 for the Company’s fixed stock option plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation during the three and nine month periods ended September 30, 2005.

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
	(Dollars in thousands, except per share data)
Net income, as reported	$443	$1,654
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	12	36

Pro forma net income	$431	$1,618

Earnings per share:
Basic - as reported	$0.24	$0.87
Basic - pro forma	$0.23	$0.85
Diluted - as reported	$0.23	$0.86
Diluted - pro forma	$0.22	$0.84

6. PENSION BENEFITS

The following summarizes the net periodic cost for the three months and nine months ended September 30:

	For the Three Months Ended September 30,		For the Nine Months EndedSeptember 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Service cost	$—	$97	$—	$290
Interest cost on benefit obligation	118	137	355	411
Expected return on plan assets	(150)	(152)	(451)	(456)
Amortization of prior service cost	—	14	—	41

Net periodic benefit cost	(32)	96	(96)	286
Adjustment for curtailment gain	—	(254)	—	(254)
Adjustment for recognition of prior service cost	—	756	—	756

Total plan expense	$(32)	$598	$(96)	$788

Effective January 1, 2006, the pension plan was suspended so that employees no longer earn additional defined benefits for future service.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following discussion includes Beverly National Corporation (“Company”) and its subsidiary, Beverly National Bank (“Bank”) and the Bank’s wholly owned subsidiary, Beverly National Security Corporation (“BNSC”). BNSC was established to buy, sell and hold securities for the Bank’s investment portfolios. A former subsidiary of the Bank, Hannah Insurance Agency (“Hannah”), which was established to sell annuities, life and long-term disability insurance, was dissolved during the first quarter of 2006.

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

Summary

At September 30, 2006 total assets reflected an increase of $31.7 million, or 7.7%, compared to total assets at December 31, 2005. Loans, net of the allowance for loan losses, increased $33.0 million, or 12.3%, from December 31, 2005. Managing the prudent growth of the loan portfolio is the main focus of management with respect to the asset side of the balance sheet and is the primary reason for the change in net loans. Investing the Bank’s assets in this area offers the greatest earnings potential, as it provides the better spread to the Bank’s incremental and increasing cost of funds. In addition, investment in available-for-sale securities increased $4.3 million, or 9.0%. Total deposits decreased $7.9 million, or 2.3%, when compared to balances at December 31, 2005. The decline in deposits is a result of the current market for deposits, which has become very competitive as financial institutions have been more aggressive in pricing at current interest rate levels to gather and retain deposits. While the Bank remained competitive in its pricing, it also remained disciplined in protecting its core customer base and low cost deposit structure. During the quarter ended September 30, 2006, the Company completed its previously announced secondary stock offering. This offering raised an additional $16.4 million in capital, net of expenses, as 805,000 shares were issued at a price of $22.00 per share. These funds, along with an increase in advances from the Federal Home Loan Bank of $19.8 million, or 86.6%, were used to fund asset growth.

Investment Portfolio

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The following table presents the amortized cost of securities and their approximate fair values as of September 30, 2006 (unaudited) and December 31, 2005:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
September 30, 2006:
Debt securities issued by U.S. government corporations and agencies	$16,999	$16	$287	$16,728
Debt securities issued by states of the United States or political subdivisions of the states	971	—	23	948
Corporate debt securities	2,959	—	7	2,952
Trust preferred securities	3,381	—	96	3,285
Marketable equity securities	1,500	212	13	1,699
Mortgage-backed securities	26,952	88	633	26,407

	$52,762	$316	$1,059	$52,019

December 31, 2005:
Debt securities issued by U.S. government corporations and agencies	$13,494	$—	$355	$13,139
Debt securities issued by states of the United States or political subdivisions of the states	975	—	29	946
Corporate debt securities	4,999	—	29	4,970
Trust preferred securities	3,415	20	—	3,435
Marketable equity securities	1,374	188	9	1,553
Mortgage-backed securities	24,495	—	809	23,686

	$48,752	$208	$1,231	$47,729

Held-to-maturity securities:
September 30, 2006:
Debt securities issued by U.S. government corporations and agencies	$39,014	$—	$708	$38,306
Debt securities issued by states of the United States and political subdivisions of the states	1,658	2	10	1,650
Debt securities issued by foreign governments	400	—	5	395
Mortgage-backed securities	20,775	—	707	20,068

	$61,847	$2	$1,430	$60,419

December 31, 2005:
Debt securities issued by U.S. government corporations and agencies	$39,013	$—	$841	$38,172
Debt securities issued by states of the United States and political subdivisions of the states	1,927	3	9	1,921
Debt securities issued by foreign governments	400	—	1	399
Mortgage-backed securities	24,174	—	771	23,403

	$65,514	$3	$1,622	$63,895

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of September 30, 2006 and December 31, 2005:

	September 30, 2006	% of Total	December 31, 2005	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Commercial, financial and agricultural	$46,336	15.43%	$42,034	15.73%
Real estate - construction and land development	25,383	8.46%	16,413	6.14%
Real estate - residential	106,622	35.52%	98,007	36.67%
Real estate - commercial	112,100	37.34%	98,761	36.95%
Consumer	3,283	1.09%	4,949	1.85%
Other	8,726	2.91%	8,968	3.36%

	302,450	100.75%	269,132	100.70%
Allowance for loan losses	(2,911)	-0.97%	(2,514)	-0.94%
Deferred loan costs, net	667	0.22%	638	0.24%

Net Loans	$300,206	100.00%	$267,256	100.00%

Deposits

The following table summarizes deposits as of September 30, 2006 and the year ended December 31, 2005:

	September 30, 2006	% of Total	December 31, 2005	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Demand Deposits	$70,569	20.88%	$78,218	22.62%
NOW Accounts	58,978	17.45%	59,507	17.21%
Money Market Accounts	76,299	22.58%	78,487	22.70%
Savings Deposits	52,011	15.39%	61,401	17.76%
Time Deposits	80,089	23.70%	68,199	19.72%

Total	$337,946		$345,812

Comparison of operating results for the three months ended September 30, 2006 and September 30, 2005

Net income for the quarter of $760,000, or basic earnings per share of $0.30 and fully diluted earnings of $0.29 per share, increased compared to net income of $443,000, or basic earnings per share of $0.24 and fully diluted earnings of $0.23 per share for the same period last year. The results for last year included a non-recurring charge, net of tax, of $296,000 related to the curtailment of the Company’s defined benefit pension plan effective December 31, 2005. After adjusting for the one time charge, net income would have been $739,000 or basic earnings per share of $0.39 and fully diluted earnings of $0.38 per share for the 2005 period. The 2006 results represent an increase in net income of $21,000, or 2.8%, compared to the same period last year after adjusting for the non-recurring charge in 2005.

Total interest and dividend income, when compared to the same period last year, increased by $1.2 million, or 25.5%. Interest and fees on loans, which increased by $1.1 million, or 29.7%, from the same period last year, accounted for this increase. The current rising interest rate environment has led to the increase in the Company’s yield on assets.

Total interest expense increased by $1.1 million, or 94.5%, compared to the same period last year. The increase was partially comprised of a $472,000, or 43.0%, increase in deposit interest expense, which was fueled by an increase in the average interest rate paid on a declining amount of deposits, caused by the current rate environment. The increase in interest expense was also attributed to interest on Federal Home Loan Bank advances. Interest paid on these borrowings increased $628,000, or 951.5%, from the same period last year. This was due to an increase in the amount of borrowings by the Bank to fund loan portfolio growth and deposit outflow.

The above changes in interest income and expense resulted in an increase in net interest income of $148,000, or 4.0%, from the comparable period last year.

The current interest rate environment has continued to present the Bank with a number of challenges as it has become a much more competitive market and the Bank has worked hard to maintain its current deposit base and portfolio mix. Interest rate pressure on deposits has continued and, as a result, the Bank has been forced to raise deposit rates to meet these competitive pressures and customers have been more active in shifting from non-interest bearing and low cost deposit accounts to other types of accounts with higher rates. These conditions have impacted the Bank’s cost of funds and net interest margin, which continues to come under pressure. The additional loan growth, while at smaller margins, and the continued focus on improving operating efficiencies, has helped to offset the increased interest costs and enabled the Bank to increase earnings.

The Company’s net interest margin decreased by approximately 30 basis points, from 4.06% to 3.76%, from the comparable period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Three Months Ended September 30, 2006				For the Three Months Ended September 30, 2005
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands)	(in thousands)			(in thousands)	(in thousands)
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Assets
Federal funds sold and interest-bearing deposits	$1,151	$16		5.37%	$7,259	$69		3.77%
Investments	115,238	1,261	*	4.34%	115,829	1,079	*	3.70%
Loans	300,465	4,940	**	6.52%	247,701	3,811	**	6.10%

Total interest-earning assets	$416,854	6,217		5.92%	$370,789	4,959		5.31%

Liabilities
Savings deposits	$54,808	76		0.55%	$66,393	89		0.53%
NOW accounts	58,241	60		0.41%	63,129	40		0.25%
Money market accounts	82,227	692		3.34%	77,315	428		2.20%
Time deposits	73,698	742		3.99%	74,511	541		2.88%
FHLB advances	44,098	593		5.34%	864	8		3.76%
Repurchase agreements	11,993	101		3.34%	9,648	58		2.36%

Total interest-bearing liabilities	325,065	2,264		2.76%	291,860	1,164		1.58%
Non-interest-bearing deposits	71,074	—			75,507	—

Total deposits	$396,139	2,264		2.27%	$367,367	1,164		1.26%

Net interest income		$3,953				$3,795

Net interest spread				3.65%				4.05%

Net interest margin				3.76%				4.06%

Tax Equivalent Income Adjustment:
State and Muncipal Investment Income		$12	*			$13	*
Industrial Revenue Bond Income		58	**			47	**

Total Tax Equivalent Income Adjustment		$70				$60

*	Amount included in investment income.
**	Amount included in loan income.

Total noninterest income for the three months ended September 30, 2006 was $1.1 million, consistent with the total from the same period last year.

Total noninterest expense decreased by $337,000, or 8.4%, when compared to the same period last year. While the company realized increases in certain operating expenses, such as marketing and other expenses, including insurance expense, these increases were anticipated, as they are inherent in the strategy of growing the Bank. Other operating expenses have decreased from the amount reported for the comparable period last year. These expenses include salaries and benefits, which decreased $492,000, or 18.6%, and professional fees, which decreased $63,000, or 23.3%. These decreases, as well as the overall decrease in operating expenses, are a result of the Bank’s focus on improving its overall efficiency and the non-recurring charge occurring during the comparable period last year related to the curtailment of the Company’s defined benefit plan.

The following table sets forth the various components of noninterest income and noninterest expense for the three months ended September 30, 2006 and 2005 and the dollar amount and percentage change between the periods:

	September 30,		Increase (Decrease)
	2006	2005	$	%
	(Dollars in thousands)
	(unaudited)
Noninterest income:
Income from fiduciary activities	$424	$415	$9	2.17%
Fees from sale of non-deposit products	45	59	(14)	-23.73%
Service charges on deposit accounts	137	153	(16)	-10.46%
Other deposit fees	216	161	55	34.16%
Gains on sales of loans, net	—	(1)	1	-100.00%
Income on cash surrender value of life insurance	58	53	5	9.43%
Other income	176	206	(30)	-14.56%

Total noninterest income	$1,056	$1,046	$10	0.96%

Noninterest expense:
Salaries and employee benefits	$2,160	$2,652	$(492)	-18.55%
Director fees	65	78	(13)	-16.67%
Occupancy expense	329	319	10	3.13%
Equipment expense	203	184	19	10.33%
Data processing fees	208	206	2	0.97%
Marketing and public relations	137	66	71	107.58%
Professional fees	208	271	(63)	-23.25%
Other expense	380	251	129	51.39%

Total noninterest expense	$3,690	$4,027	$(337)	-8.37%

The income tax provision for the three months ended September 30, 2006 increased by $208,000, or 158.8%, from the same period last year. This increase was primarily a result of the increase in net income.

Comparison of operating results for the nine months ended September 30, 2006 and September 30, 2005

Net income for the nine months ended September 30, 2006 of $2.2 million, or basic earnings per share of $1.05 and fully diluted earnings of $1.03 per share, increased compared to net income of $1.7 million, or basic earnings per share of $0.88 and fully diluted earnings of $0.86 per share for the same period last year. After adjusting for total non-recurring charges, net of tax, net income would have been $2.0 million, or basic earnings per share of $1.04 and fully diluted earnings of $1.01 per share for the 2005 period. The 2006 results represent an increase in net income of $161,000, or 8.3%, compared to the same period last year after adjusting for the non-recurring charges.

Total interest and dividend income, when compared to the same period last year, increased by $3.2 million, or 22.6%. Interest and fees on loans, which increased by $3.0 million, or 27.4%, from the same period last year, accounted for this increase. As stated with the results for the quarter, the current rising interest rate environment and loan portfolio growth are the cause for the increase in interest and dividend income.

Total interest expense increased by $2.9 million, or 92.7%, compared to the same period last year. The increase was partially comprised of a $1.2 million, or 41.0%, increase in deposit interest expense, which was fueled by an increase in the average interest rate paid on deposits, caused by the current rate environment. The remaining increase in interest expense was primarily attributed to interest on Federal Home Loan Bank advances. Interest paid on these borrowings increased $1.7 million, or 863.8%, from the same period last year. As stated with the results for the quarter, the increase in the amount of borrowings by the Bank to fund loan portfolio growth and deposit outflow are the cause for the increase in interest paid on borrowings.

The above changes in interest income and expense resulted in an increase in net interest income of $308,000, or 2.8%, from the comparable period last year.

The Company’s net interest margin decreased by approximately 29 basis points, from 4.12% to 3.83%, from the comparable period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Nine Months Ended September 30, 2006				For the Nine Months Ended September 30, 2005
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands)	(in thousands)			(in thousands)	(in thousands)
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Assets
Federal funds sold and interest-bearing deposits	$627	$23		4.97%	$5,399	$143		3.54%
Investments	114,097	3,492	*	4.09%	115,622	3,157	*	3.65%
Loans	288,976	14,075	**	6.51%	243,876	11,052	**	6.06%

Total interest-earning assets	$403,700	17,590		5.83%	$364,897	14,352		5.26%

Liabilities
Savings deposits	$58,003	237		0.55%	$68,001	291		0.57%
NOW accounts	58,018	131		0.30%	64,888	138		0.28%
Money market accounts	81,064	1,873		3.09%	76,289	1,098		1.92%
Time deposits	69,677	1,881		3.61%	69,384	1,396		2.69%
FHLB advances	43,302	1,627		5.02%	2,648	62		3.12%
Repurchase agreements	10,745	262		3.26%	7,795	134		2.29%

Total interest-bearing liabilities	320,809	6,011		2.51%	289,005	3,119		1.44%
Non-interest-bearing deposits	71,961	—			73,336	—

Total deposits	$392,770	6,011		2.05%	$362,341	3,119		1.15%

Net interest income		$11,579				$11,233

Net interest spread				3.78%				4.11%

Net interest margin				3.83%				4.12%

Tax Equivalent Income Adjustment:
State and Muncipal Investment Income		$37	*			$33	*
Industrial Revenue Bond Income		175	**			141	**

Total Tax Equivalent Income Adjustment		$212				$174

*	Amount included in investment income.
**	Amount included in loan income.

Total noninterest income for the nine months ended September 30, 2006 was $3.2 million, consistent with the total from the same period last year.

Total noninterest expense decreased by $577,000, or 5.0%, when compared to the same period last year. While the company realized increases in certain operating expenses, such as equipment and marketing, these increases were anticipated, as they are inherent in the strategy of growing the Bank. Most other operating expenses have decreased from the amount reported for the comparable period last year. These expenses include salaries and benefits, which decreased $561,000, or 7.9%, and professional fees, which decreased $215,000, or 30.4%. These decreases, as well as the overall decrease in operating expenses, are a result of the Bank’s focus on improving its overall efficiency and the non-recurring charges occurring during the comparable period last year related to the resignation of the former Chief Financial Officer and the curtailment of the Company’s defined benefit plan.

The following table sets forth the various components of noninterest income and noninterest expense for the nine months ended September 30, 2006 and 2005 and the dollar amount and percentage change between the periods:

	September 30,		Increase (Decrease)
	2006	2005	$	%
	(Dollars in thousands)
	(unaudited)
Noninterest income:
Income from fiduciary activities	$1,344	$1,310	$34	2.60%
Fees from sale of non-deposit products	168	190	(22)	-11.58%
Service charges on deposit accounts	416	433	(17)	-3.93%
Other deposit fees	521	432	89	20.60%
Gains on sales of loans, net	—	13	(13)	-100.00%
Income on cash surrender value of life insurance	162	157	5	3.18%
Other income	598	654	(56)	-8.56%

Total noninterest income	$3,209	$3,189	$20	0.63%

Noninterest expense:
Salaries and employee benefits	$6,526	$7,087	$(561)	-7.92%
Director fees	232	221	11	4.98%
Occupancy expense	1,001	1,050	(49)	-4.67%
Equipment expense	598	494	104	21.05%
Data processing fees	602	635	(33)	-5.20%
Marketing and public relations	332	252	80	31.75%
Professional fees	492	707	(215)	-30.41%
Other expense	1,133	1,047	86	8.21%

Total noninterest expense	$10,916	$11,493	$(577)	-5.02%

The income tax provision for the nine months ended September 30, 2006 increased by $342,000, or 51.7%, from the same period last year. This is simply a result of increased net income, as the effective tax rate is consistent with that of the same period last year.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for credit losses through charges to earnings. A loan loss provision of $150,000 was made during the three months ended September 30, 2006, compared to $180,000 for the same period last year. The total loan loss provision for the nine months ended September 30, 2006 and 2005 was $440,000. The total allowance for loan losses was 0.97% and 0.94% of total loans at September 30, 2006 and December 31, 2005, respectively.

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

Changes in the allowance for loan losses were as follows for the nine months ended September 30, 2006 and 2005:

	2006	2005
	(in thousands)
	(unaudited)
Balance as of January 1st	$2,514	$2,181
Loans charged off	(9)	(18)
Provision for loan losses	440	440
Recoveries of loans previously charged off	6	17
Reclass to reserve for unfunded commitments	(40)	—

Balance as of September 30th	$2,911	$2,620

At September 30, 2006, the allowance for loan losses represented 17,123.5% of non-performing loans, which totaled $17,000. Non-performing loans represented less than 0.01% of total loans and mortgages held-for-sale at September 30, 2006. At September 30, 2005, the allowance for loan losses represented 1,813.0% of non-performing loans, which totaled $144,000. Non-performing loans represented 0.1% of total loans and mortgages held-for-sale. The decrease in non-performing loans is a result of several loans that were either brought current or paid off.

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

Capital Resources

As of September 30, 2006, the Company had total capital of $46.7 million, an increase of $18.0 million, or 62.6%, from total capital as of December 31, 2005. The Company’s issuance of 805,000 shares of common stock in July 2006, priced at $22 per share, was the primary reason for the large increase in capital. The net change in the Bank’s capital also reflects current year income, reduced by dividends declared, the increase in the net unrealized loss on securities available-for-sale and the exercise of stock options.

The Company’s policy has been to pay dividends out of funds in excess of the needs of the business. The Company has declared and paid cash dividends to shareholders on a quarterly basis at a rate of $0.20 per share in each quarter of 2005 and the first quarter of 2006. In addition, in March 2006, the Company declared a dividend of $0.20 for payment in the second quarter of 2006. The Company then continued its previous practice and declared and paid a dividend of $0.20 per share in the third quarter of 2006. In future quarters, the Company expects to declare and pay dividends in the same quarter.

Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of September 30, 2006, the Bank’s Tier 1 capital amounted to 9.34% of average total assets. At September 30, 2006, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 13.44%, which satisfies the applicable risk-based capital requirements. As of December 31, 2005, the Bank’s Tier 1 capital amounted to 6.75% of average assets and risk-based capital amounted to 10.47% of total risk-based assets.

Generally, bank holding companies are also required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of September 30, 2006, the Company’s Tier 1 capital amounted to 10.99% of average total assets. At September 30, 2006, the Company’s ratio of risk-based capital to risk weighted assets amounted to 15.59%, which satisfies the applicable risk-based capital requirements. As of December 31, 2005, the Company’s Tier 1 capital amounted to 6.84% of average assets and risk-based capital amounted to 11.19% of total risk-based assets.

To provide for its future capital needs, the Company took the steps necessary to increase the authorized and issued number of its shares of common stock. On July 19, 2006, the Company completed the sale of 805,000 shares of its common stock, including 105,000 shares of common stock sold pursuant to the exercise of the underwriter’s over-allotment option, at an offering price of $22.00 per share in a public offering underwritten by Sandler O’Neill & Partners, L.P. Of the $16.4 million in net proceeds from the offering, the Company contributed $12 million in additional capital to the Bank to assist in funding its growth and expansion plans. The financial statements and results of operations contained in this report reflect the results of such offering, which was completed in the third calendar quarter of 2006.

The capital ratios of the Company and the Bank exceed all regulatory requirements, and each entity is considered “well capitalized” by their federal supervisory agencies.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available-for-sale account as a liquidity resource. Securities maturing in one year or less amounted to $8.9 million at September 30, 2006; additionally, a minimum amount of contractual payments in the amount of $10.4 million for the mortgage-backed securities portfolio is due within one year at September 30, 2006. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

Off Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company’s financial condition, results of operations, or liquidity. As of September 30, 2006, total off-balance sheet financial commitments, which include unadvanced funds on loans, commitments to fund loans and letters of credit, amounted to approximately $81.4 million.

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

The Company’s net interest margin for the nine months ended September 30, 2006 was 3.82%, in comparison to the 4.11% net interest margin for the nine months ended September 30, 2005. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

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

As of September 30, 2006, the capital ratio of the Company on an EVE basis, at current rate levels, is 13.6%. Based on the most recent analysis it is estimated that an increase in interest rates over the next year of 200 basis points (for example, an increase in the prime rate from 8.25% to 10.25%) would result in an EVE capital ratio of 13.6%. Alternatively, if interest rates were to decrease over the next year by 200 basis points, the EVE capital ratio is estimated to be 12.1%. These changes are within the risk tolerance levels established by the Company policies.

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

	September 30, 2006			December 31, 2005
	Projected net interest income	Change from year 1 base case		Projected net interest income	Change from year 1 base case
	(Dollars in thousands)
Year 1 projections:
Down 200BP	$15,787	$216	1.39%	$15,743	$18	0.11%
Base	15,571	—	—	15,725	—	—
Up 200BP	14,850	(721)	-4.63%	15,346	(379)	-2.41%
Year 2 projections:
Down 200BP	$15,746	$175	1.12%	$15,426	$(299)	-1.90%
Base	16,343	772	4.96%	16,151	426	2.71%
Up 200BP	15,634	63	0.40%	16,169	444	2.82%

As of September 30, 2006, net interest income increasing slightly in a declining rate scenario in both year 1 and year 2 is a result of the Bank’s effort to reduce exposure to falling interest rates. The cause for the change in the effect of rising rates from a negative impact in year 1 to a positive impact in year 2 is a result of the initial impact of increasing core deposit rates which is then more than offset in year 2, as a greater level of assets re-price at current rates than liabilities. These changes are within the risk tolerance levels established by the Company policies.

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

Based on their evaluation, as of September 30, 2006, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

In the quarter ended September 30, 2006, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

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

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: November 10, 2006	By:	/s/ Donat A. Fournier
Donat A. Fournier
President and Chief Executive Officer

Date: November 10, 2006	By:	/s/ Michael O. Gilles
Michael O. Gilles
Executive Vice President and Chief Financial Officer