Form 10-K
period 2006-12-31
BEVERLY NATIONAL CORP
filed 2007-03-30
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 33-22224-B

Beverly National Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-2832201
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

240 Cabot Street, Beverly, Massachusetts	01915
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (978) 922-2100

Securities registered pursuant to Section l2(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to l2(g) of the Act:

Common Stock (Par Value $2.50)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes  ☐    No  ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, is $42,794,000.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,752,785 shares were outstanding as of March 12, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference in Part III of this Form 10-K are portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007.

PART I

ITEM l.	BUSINESS

Beverly National Corporation

Beverly National Corporation, a Massachusetts corporation (the “Company” or the “Holding Company”), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Holding Company has one banking subsidiary, Beverly National Bank (the “Bank”). The principal executive office of the Company is located at 240 Cabot Street, Beverly, Massachusetts 01915, and the telephone number is (978) 922-2100. The website for the Company and the Bank is “www.beverlynational.com.” The Company provides a link on its website to its Annual Report on Form 10-K, quarterly reports on Forms 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after filing such reports with the SEC. Also available on the website are the respective Charters of the Board’s Nominating, Governance, Audit, and Compensation and Benefits Committees.

Beverly National Corporation was incorporated in 1984 and became the bank holding company for the Bank in 1985. The Bank is believed to be among the oldest banks operating in the United States. The Bank became a national banking association on March 16, 1865. From 1802, until the creation of a national banking system in 1865, the Bank operated as a state chartered bank.

The Bank provides a broad array of consumer and commercial banking services to individuals and to small and mid-size businesses through seven full-service and two limited service branch locations in and around Essex County, Massachusetts. All of the full service branch locations are open six days a week and have automatic teller machines (“ATMs”), with six locations maintaining “drive-through” facilities. The limited service branches operate under reduced hours and lack the “drive-through” infrastructure.

During the past three years, the Bank has made significant investments in its banking platform to enhance the long-term growth prospects of the Company. In order to implement its strategic plan, the Board of Directors hired Donat A. Fournier in July 2002 to serve as the Company’s President and Chief Executive Officer. Under his leadership, the Bank restructured its management team, developed and implemented a growth-oriented business plan, and embarked upon a series of management initiatives designed to enhance the overall long-term profitability of the Company. As part of this plan, the Company has upgraded certain operational capabilities and business controls designed to monitor and identify underlying costs. The Company has also assembled a new management team comprised of banking professionals who have significant experience in the Bank’s primary market area and expertise in commercial, consumer and residential lending, along with retail operations.

As a result of renewed focus by the Company of allocating resources to income-producing core lines of business, it has experienced strong asset growth, primarily in commercial loans, over the last three years. The Bank has also expanded its market presence by opening a new branch in Danvers, Massachusetts in 2004 and anticipates opening its newest branch in Salem, Massachusetts, currently scheduled for mid-2007. Stable economic conditions in its market area and its success in responding to new business opportunities have also enhanced the Bank’s growth prospects.

The Bank has one subsidiary, Beverly National Security Corporation, which was established as a Massachusetts securities corporation for the exclusive purpose of buying, selling or holding investment securities. The Hannah Insurance Agency, a former subsidiary of the Bank that sold annuities, life, long-term and liability insurance, was dissolved during February 2006. Cabot Street Realty Trust, which previously operated as a subsidiary of the Company was merged into the Company on December 31, 2004. The activity of Cabot Street Realty Trust was limited to holding real estate used principally by the Company.

The business of the Bank is not significantly affected by seasonal factors.

In the last five years the Bank derived its operating income from the following sources:

	% of Operating Income
	2006	2005	2004	2003	2002
Interest and fees on loans	68%	63%	58%	64%	66%
Interest and dividends on securities and federal funds sold	18	19	21	17	15
Charges, fees and other sources	14	18	21	19	19

	100%	100%	100%	100%	100%

Market Area

The Company’s current primary market area is considered to be Essex County, Massachusetts. The Bank operates nine offices within the communities of Beverly, Hamilton, Manchester, Danvers and Topsfield, Massachusetts. There is also a new branch under construction in Salem, Massachusetts, expected to open in mid-2007. All of the offices of the Bank are located within the North Shore Region of Massachusetts. However, as expansion of the franchise continues, the market area will likely encompass the greater North Shore Region, which is defined as Essex and Northern Middlesex counties in Massachusetts along with Southeastern New Hampshire. The Company believes that the current market area, as well as the greater North Shore Region, contains a significant number of small to mid-size businesses looking for a locally-based commercial bank that can offer an array of financial products and services that are not available at a typical community bank. The traditional banking relationships for many of these businesses have been displaced as a result of bank mergers in the area. Given the Company’s broad product offering, focus on customer service and local management, the organization can better serve the growing needs of both new and existing customers in its current and expanding market areas.

Environmental Systems Research Institute, a leading provider of demographic data, has projected median household income growth of 26.3% in Essex County between 2005 and 2010, compared to 17.4% on an aggregate basis for the United States and 24.4% for all of Massachusetts. With branches located in the towns of Beverly, Danvers, Manchester, South Hamilton and Topsfield in Essex County, Massachusetts, the Company operates in some of the most attractive markets in the North Shore Region. The strong concentration of wealth, coupled with the projected median household income growth of the Company’s current market area, should provide significant banking and lending opportunities for it to meet its strategic objectives. One of the goals of the Company is to leverage its brand recognition and further enhance the franchise by expanding into higher growth communities within its core Essex County marketplace.

The Company believes there is ample opportunity for it to increase its share of deposits within Essex County. As of June 30, 2006, the Bank held 2.3% of the deposits in Essex County through its nine offices. Two of the Bank’s nine offices are limited service branch facilities located within educational institutions. Of the 252 banking offices located within Essex County, recording $14.8 billion in deposits, Eastern Bank, Sovereign, Bank of America, and TD BankNorth account for 46.9% of the market. In addition, Citizens Bank, Danvers Bank and Salem Five have absorbed 19.5% of the market.

Business Plan Initiatives and Strategy

The Company’s management team is focused on executing its business plan and the Company has made significant investments in infrastructure and acquiring experienced lending personnel in order to enhance its long-term profitability. The overall strategy is to continue the expansion of the banking franchise to become the leading independent bank in the North Shore Region and to improve overall efficiency and profitability by:

•	Taking advantage of opportunities created by the wealth characteristics and business activity in the North Shore Region;

•

Capitalizing on the consolidation of banking institutions within the North Shore Region to attract dislocated customers, acquire new branch locations and recruit experienced banking officers, directors and employees;

•	Focusing on local management and a commitment to the local community in each of our market areas; and

•	Attracting new customers in the markets currently served by providing personalized service in an efficient manner, together with a full range of high quality financial services and products.

Growing the Loan Portfolio and Deposits. In order to grow the Bank’s loans and our deposits, the Company is undertaking the following initiatives:

•

The Company is empowering Branch Managers to take a more active role in the growth of retail operations. The Company is committed to implementing a more sales oriented culture through the alignment of the incentive compensation structure with defined revenue growth and business development objectives. One major objective is to leverage customer relationships in trust and wealth management services. As of December 31, 2006, there were $241 million in assets under management and $292 million in total assets in the custody of the Trust Department. Given the wealth characteristics in the Company’s markets, it is developing specialized mortgage and consumer loan products to further enhance business opportunities with asset management clients.

•

The Company is enhancing its overall lending capabilities through a series of management initiatives to hire experienced lenders and strengthen underwriting, credit analysis and automation processes. As a result, net loans have increased from $174.4 million at December 31, 2003 to $302.7 million at December 31, 2006, or 24.5% on an annualized basis.

•

The commercial loan team was recently expanded to six lending officers, each with more than 15 years of operating experience in the Company’s market area. In an effort to improve operating efficiency and maximize the deposit relationships of commercial clients, the Company recently transferred management responsibility for commercial deposit relationships to the Chief Lending Officer and introduced a series of cash management services. These initiatives, coupled with recent improvements in the underwriting and credit administration/oversight process, will enable the Company to continue to leverage its resources as it grows its commercial loan portfolio.

Leveraging Infrastructure. The Company has made significant investments in its infrastructure consisting of its operating systems and personnel which are designed to accommodate long-term growth and profitability initiatives. As the Company grows into its infrastructure, it is expected to more effectively leverage resources while controlling expenses and maintaining a disciplined approach to control funding costs.

Maintaining Low Cost of Funds. The Bank is committed to maintaining low cost of funds and improving the composition of the deposit base by aggressively seeking core deposits. It has introduced a variety of deposit products designed to attract core deposits. These deposit products provide attractive features and benefits to customers while encouraging multiple account relationships. Lenders and relationship managers are seeking non-interest bearing deposits from new and existing lending customers. The growth of core deposits should help to achieve a lower overall cost of funds and should have a positive impact on net interest income.

Continuing Customer Orientation and Local Management. The business strategy is based on the assessment that customers prefer to conduct business with a bank that is managed by experienced local bankers. Therefore, lenders and relationship managers tend to be responsive to the needs of customers by providing them with prompt decisions and a high level of personal service.

As part of the Bank’s focus on customers, it provides a full array of financial services and products through the Bank or arrangements with third-party vendors, including:

•	real estate, commercial and consumer loans;

•	electronic transfer services, internet banking and bill paying services;

•	deposit services;

•	investments; and

•	ATMs, debit cards, credit cards and merchant services.

Supervision and Regulation

General

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

The following description summarizes some of the laws to which the Company and the Bank are subject. References in the following description to applicable statutes and regulations are brief summaries of these statutes and regulations, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Management believes that the Company and the Bank are in compliance in all material respects with these laws and regulations.

The Company

As a bank holding company, operations are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Board. The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the OCC’s capital guidelines applicable to the Bank. The Bank Holding Company Act of 1956, as amended, (the “BHC Act”), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage. In general, bank holding companies and their subsidiaries are only permitted to engage in, or acquire direct control of any company engaged in, banking or in a business so closely related to banking as to be a proper incident thereto. Federal legislation enacted in 1999 authorizes certain entities to register as financial holding companies. Registered financial holding companies are permitted to engage in businesses, including securities and investment banking businesses, which are prohibited to bank holding companies. While the creation of financial holding companies is evolving, to date there has been no significant impact on the Company. If the Company wants to engage in businesses permitted to financial holding companies but not to bank holding companies, the Company would need to register with the Federal Reserve Board as a financial holding company.

Under the BHC Act, the Company is required to file annually with the Federal Reserve Board a report of its operations. The Company, the Bank and any other subsidiaries are subject to examination by the Federal Reserve Board. In addition, the Company will be required to obtain the prior approval of the Federal Reserve Board to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company. Moreover, the Company, the Bank and any other subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that bank holding company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board has also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to applicable law, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the bank holding company’s bank subsidiary is classified as “undercapitalized.”

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”) was enacted to ease restrictions on interstate banking. The Riegle-Neal Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent that such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limits contained in the Riegle-Neal Act.

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of risk-based capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2006, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 14.4%. At December 31, 2006, the Company’s Tier 1 capital amounted to 10.81% of average assets and total risk-based capital was 15.35% of total risk-based assets.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. While certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, generally bank holding companies are required to maintain a leverage ratio in excess of 4.0%. As of December 31, 2006 the Company’s leverage ratio was 10.81%.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Beverly National Bank

The Bank is a nationally chartered banking association, the deposits of which are insured by the Deposit Insurance Fund of the FDIC. The Bank’s primary regulator is the OCC. By virtue of the insurance of its deposits, however, the Bank is also subject to supervision and regulation by the FDIC. Such supervision and regulation subjects the Bank to certain restrictions, requirements, potential enforcement actions, and periodic examination by the OCC. Because the Federal Reserve Board regulates the Company as a holding company parent of the Bank, the Federal Reserve Board also has supervisory authority, which directly affects the Bank.

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

Branching. The establishment of a branch must be approved by the OCC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus ten percent of its net income for the preceding four quarters in the case of an annual dividend or ten percent of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2006, the Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, a bank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though the bank would continue to meet its capital requirements after the dividend.

Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, arising as a result of their status as shareholders, including any depository institution holding company (such as us) or any shareholder or creditor thereof.

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its non-banking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by its securities or obligations or those of its non-banking subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has issued Regulation W codifying prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions and their subsidiaries. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Capital Adequacy Requirements. Similar to the Federal Reserve Board’s requirements for bank holding companies, the OCC has adopted regulations establishing minimum requirements for the capital adequacy of national banks. The OCC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2006, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 12.52%. At December 31, 2006, the Bank’s Tier 1 capital amounted to 9.37% of average assets and risk-based capital amount of 13.47% of total risk-based assets.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2006, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 9.37%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized” and “critically under-capitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “under-capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. At December 31, 2006, the Bank met the capital requirements of a “well-capitalized” institution under applicable OCC regulations.

In addition to requiring under-capitalized institutions to submit a capital restoration plan, agency regulations authorize broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be under-capitalized after any such distribution or payment.

As an institution’s capital decreases, the OCC’s enforcement powers become more severe. A significantly under-capitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The OCC has only very limited discretion in dealing with a critically under-capitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Community Reinvestment Act. In addition to other laws and regulations, the Company is subject to the Community Reinvestment Act, or the CRA, which requires the federal bank regulatory agencies, when considering certain applications involving the Company or the Bank, to consider their record of helping to meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The CRA was originally enacted because of concern over unfair treatment of prospective borrowers by banks and over unwarranted geographic differences in lending patterns. Existing banks have sought to comply with CRA in various ways; some banks have made use of more flexible lending criteria for certain types of loans and borrowers (consistent with the requirement to conduct safe and sound operations), while other banks have increased their efforts to make loans to help meet identified credit needs within the consumer community, such as those for home mortgages, home improvements and small business loans. For example, this may include participation in various government insured lending programs, such as Federal Housing Administration insured or Veterans Administration guaranteed mortgage loans, Small Business Administration loans, and participation in other types of lending programs such as high loan-to-value ratio conventional mortgage loans with private mortgage insurance. To date, the market area from which the Company draws much of its business is Essex County in Massachusetts. As the Company continues to expand, the market areas it serves will continue to evolve. The Company has not and will not adopt any policies or practices, which discourage credit applications from, or unlawfully discriminate against, individuals or segments of the communities it serves.

USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, was enacted to further strengthen domestic security following the September 11, 2001 terrorist attacks. This Act amends various federal banking laws, particularly the Bank Secrecy Act, with the intent to curtail money laundering and other activities that might be undertaken to finance terrorist actions. Financial institutions in the United States are required to enhance already established anti-money laundering policies, procedures and audit functions and ensure that controls are reasonably designed to detect instances of money laundering through certain correspondent or private banking accounts. Financial institutions are also required to verify customer identification, maintain verification records and cross check names of new customers against government lists of known or suspected terrorists.

Sarbanes-Oxley Act of 2002. The primary purpose of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act”) is to protect investors through improved corporate governance and heightened responsibilities of, and disclosures by, public companies. The Sarbanes-Oxley Act contains provisions for the limitations of services that external auditors may provide as well as requirements for the credentials of audit committee members. In addition, the principal executive and principal financial officers are required to certify in quarterly and annual reports that they have reviewed the report; and based on the officers’ knowledge, the reports accurately present the financial condition and results of operations of the company and contain no untrue statement or omission of material fact. The officers also certify their responsibility for establishing and maintaining a system of internal controls which insure that all material information is made known to the officers; this certification also includes the evaluation of the effectiveness of disclosure controls and procedures and their impact upon financial reporting. Section 404 of the Sarbanes-Oxley Act requires that each annual report include an internal control report which states that it is the responsibility of management to establish and maintain an adequate internal control structure and procedures for financial reporting, as well as an assessment by management of the effectiveness of the internal control structure and procedures for financial reporting. This section further requires that the external auditors attest to, and report on, the assessment made by management. The Securities and Exchange Commission (“SEC”) has extended the Section 404 compliance dates for non-accelerated filers such as the Company (those issuers with non-affiliated public float of less than $75 million) to fiscal years ending on or after December 15, 2007, and non-accelerated filers must comply with the auditors attestation report requirements for reports filed for fiscal years ending on or before December 15, 2008. Due to the burdens on smaller companies in designing and implementing compliance with this section, this extension will provide smaller companies, such as the Company, with the necessary opportunity to more thoroughly evaluate their systems of internal controls.

The Company does not anticipate that compliance with applicable federal and state banking laws will have a material adverse effect on its business or the business of the Bank. Neither the Company nor the Bank have any material patents, trademarks, licenses, franchises, concessions and royalty agreements or labor contracts, other than the charter granted to the Bank by the OCC.

Effect on Economic Environment. The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and that of its subsidiaries cannot be predicted.

Employees

As of December 31, 2006, the Company and the Bank employed 129 officers and employees, of which 96 were full time. Our employees are not subject to any collective bargaining agreements and we believe that our relationship with our employees is good.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential

The following table presents average balances, interest income, interest expense and the corresponding yields earned and rates paid for the years ended December 31, 2006, 2005 and 2004. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis.

	Year Ended December 31
	2006			2005			2004
	Average Balance	Interest Inc/Exp	Yield/ Rate	Average Balance	Interest Inc/Exp	Yield/ Rate	Average Balance	Interest Inc/Exp	Yield/ Rate
	(Dollars in thousands)
ASSETS
Federal funds sold and interest bearing deposits	$2,297	$180	7.85%	$6,078	$199	3.27%	$8,178	$95	1.16%
Investments (1)	115,494	4,787	4.14%	114,383	4,236	3.70%	126,133	4,230	3.35%
Loans (1),(2),(3)	291,982	19,066	6.53%	248,025	15,105	6.09%	204,651	11,820	5.78%

Total interest-earning assets	$409,773	24,033	5.87%	$368,486	19,540	5.30%	$338,962	16,145	4.76%

LIABILITIES
Savings deposits	$56,174	307	0.55%	$66,958	377	0.56%	$67,501	361	0.53%
NOW accounts	58,270	203	0.35%	63,989	174	0.27%	65,647	150	0.23%
Money market accounts	80,402	2,538	3.16%	77,590	1,597	2.06%	58,430	534	0.91%
Time deposits	72,133	2,736	3.79%	69,852	1,941	2.78%	60,211	1,330	2.21%
Short term borrowings	55,848	2,635	4.72%	11,750	327	2.79%	17,395	219	1.26%

Total interest-bearing liabilities	322,827	8,419	2.61%	290,139	4,416	1.52%	269,184	2,594	0.96%
Non-interest-bearing deposits	72,697	—		75,319	—		67,000	—

Total deposits and interest-bearing liabilities	$395,524	8,419	2.13%	$365,458	4,416	1.21%	$336,184	2,594	0.77%

Net interest income		$15,614			$15,124			$13,551

Net interest spread			3.74%			4.09%			3.99%

Net interest margin			3.81%			4.10%			4.00%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment for investments is $57,000, $46,000 and $36,000 for 2006, 2005 and 2004, respectively. The total amount of adjustment for loans is $234,000, $202,000 and $181,000 for 2006, 2005 and 2004, respectively. A federal tax rate of 34% was used in performing this calculation.
(2)	Includes loan fees of $156,000, $140,000 and $281,000 for 2006, 2005 and 2004, respectively.
(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

The following table shows, for the periods indicated, the dollar amount of changes in interest income and interest expense resulting from changes in volume and interest rates.

	Year Ended December 31, 2006 compared to Year Ended December 31, 2005			Year Ended December 31, 2005 compared to Year Ended December 31, 2004
	Due to a change in:			Due to a change in:
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest income from:
Federal funds sold and interest-bearing deposits	$(124)	$105	$(19)	$(24)	$128	$104
Investments	41	510	551	(394)	400	6
Loans, net of unearned income	2,677	1,284	3,961	2,505	780	3,285

Total	2,594	1,899	4,493	2,087	1,308	3,395

Interest expense on:
Savings deposits	(61)	(9)	(70)	(3)	19	16
NOW accounts	(16)	45	29	(4)	28	24
Money market accounts	58	883	941	175	888	1,063
Time deposits	63	732	795	213	398	611
Short-term Borrowings	1,227	1,081	2,308	(71)	179	108

Total	1,272	2,732	4,003	310	1,512	1,822

Net Interest Income	$1,322	$(833)	$490	$1,777	$(204)	$1,573

(1)	The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro-rated basis.

Investment Portfolio

The Company’s investment portfolio is managed internally pursuant to an investment policy adopted by the Board of Directors. The Bank does not utilize an investment advisory firm to manage the portfolio. The investment policy authorizes management to invest in a variety of instruments that are allowed and approved by the Bank’s primary regulatory agency. The policy has established limits as to a percentage of the portfolio and to total assets for each of the various security types and maximum size per individual investment. The investment strategy is to keep the duration of the investment portfolio within five years, with limitations as to extension risk given changes in interest rates. The portfolio is managed to provide income through yield, while providing cash flow and maturities structured to allow for adjustment with changes in market rates and to fund future asset growth.

The following table shows the maturities, amortized cost basis and weighted average yields of the Company’s consolidated investments in available-for-sale debt and trust preferred securities at December 31, 2006. The yields on state and municipal securities are presented on a tax equivalent basis. A federal tax rate of 34% was used in performing this calculation.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturing:
Debt securities issued by U.S. Government corporations and agencies	$—	—	$11,000	4.70%	$2,000	5.45%	$—	—
Mortgage-backed securities	1,286	4.11%	18,486	3.99%	19,339	4.08%	39,502	5.45%
Corporate debt securities	1,451	4.30%	—	—	—	—	—	—
Debt securities issued by states of the United States and political subdivisions of the states	—	—	2,264	4.91%	362	5.17%	7,104	5.87%
Debt securities issued by foreign governments	—	—	400	5.05%	—	—	—	—
Trust preferred securities	—	—	—	—	—	—	9,529	6.84%

Total	$2,737		$32,150		$21,701		$56,135

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of December 31 for the years indicated (in thousands):

	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$48,201	$42,034	$45,520	$34,788	$37,903
Real estate—construction and land development	20,890	16,413	5,786	4,409	2,209
Real estate—residential	106,930	98,007	83,954	63,346	81,245
Real estate—commercial	112,237	98,761	87,366	59,196	57,703
Consumer	3,102	4,949	6,536	7,233	7,576
Other	13,664	8,968	6,997	6,972	6,110

	305,024	269,132	236,159	175,944	192,746
Allowance for loan losses	(3,044)	(2,514)	(2,181)	(2,183)	(2,013)
Deferred loan costs, net	687	638	652	651	661

Net Loans	$302,667	$267,256	$234,630	$174,412	$191,394

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

Loan Maturities and Rates

The following table sets forth certain information at December 31, 2006 regarding the dollar amount of principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average life of loans and may cause actual repayment experience to differ from that shown. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below (in thousands) exclude applicable loans in process, unearned interest on consumer loans and deferred loan fees.

	Commercial	Construction	Residential Real Estate	Commercial Real Estate	Consumer	Other	Total Loans
Amounts due in:
One year or less	$18,781	$20,890	$22,463	$10,363	$2,153	$175	$74,824
More than one year to three years	9,325	—	30,699	35,073	753	—	75,850
More than three years to five years	11,677	—	20,141	34,483	196	3,229	69,726
More than five years to fifteen years	8,419	—	19,365	23,236	—	8,759	59,779
More than fifteen years	—	—	14,262	9,082	—	1,501	24,845

Total amount due	$48,201	$20,890	$106,930	$112,237	$3,102	$13,664	$305,024

The following table sets forth the dollar amounts of all loans at December 31, 2006 that are due after December 31, 2007 and have either fixed interest rates or variable interest rates. The amounts shown below (in thousands) exclude applicable loans in process, unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Variable Rates	Total
Commercial	$22,056	$7,364	$29,420
Residential Real Estate	31,211	53,256	84,467
Commercial Real Estate	39,432	62,443	101,875
Consumer	854	95	949
Other	1,501	11,988	13,489

Total loans	$95,054	$135,146	$230,200

Non-Accrual, Past Due and Restructured Loans

It is the policy of the Bank to discontinue the accrual of interest on loans when, in management’s judgment, the collection of the full amount of interest is considered doubtful. This will generally occur once a loan has become ninety days past due, unless the loan is well secured and in the process of collection. Restructured loans generally may have a reduced interest rate, an extension of loan maturity, future benefits for current concessions and a partial forgiveness of principal or interest; there were no restructured loans outstanding at any of the dates presented. The following table sets forth information on non-accrual and past due loans (in thousands), as of the years indicated:

	2006	2005	2004	2003	2002
Total loans, non-accrual	$16	$2	$529	$1,007	$575
Loans past due 90 days or more and still accruing	—	—	—	—	1

Total	$16	$2	$529	$1,007	$576

The amount of interest income recorded on non-accrual loans and restructured loans outstanding for the period, amounted to $0 in 2006 and 2005, $12,000 in 2004, $26,000 in 2003 and $24,000 in 2002. Had these loans performed in accordance with their original terms, the amount recorded would have been $2,000 in 2006 and 2005, $83,000 in 2004, $52,000 in 2003 and $41,000 in 2002.

As of December 31, 2006, there were no loans included above that were known by management to have possible credit problems of the borrowers that caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The bank did not have any foreclosed real estate assets or other real estate owned at any of the dates presented.

Summary of Loan Loss Experience

The following table summarizes historical data with respect to average loans outstanding, loan losses and recoveries, and the allowance for loan losses at December 31 for each of the years indicated:

	2006	2005	2004	2003	2002
	(Dollars in thousands)
Average loans outstanding, net of unearned income	$289,210	$248,025	$204,651	$185,259	$191,832

Allowance for loan losses

Balance at beginning of period	$2,514	$2,181	$2,183	$2,013	$1,996

(Charge-offs):
Real estate—construction and land development	—	—	—	—	—
Real estate—residential	—	(141)	—	—	—
Real estate—commercial	—	—	—	—	—
Commercial, financial & agricultural	—	(242)	(609)	(44)	(518)
Consumer	(10)	(25)	(33)	(34)	(14)
Recoveries:
Real estate—residential	—	—	—	—	168
Commercial, financial & agricultural	4	154	77	119	75
Consumer	3	2	3	9	2

Net (charge-offs) recoveries	(3)	(252)	(562)	50	(287)

Provision for loan losses	590	585	560	120	304
Reserve for unfunded commitments reclassified to other liabilities	(57)	—	—	—	—

Balance at period end	$3,044	$2,514	$2,181	$2,183	$2,013

Ratio of net (charge-offs) recoveries to average loans	—%	(0.10)%	(0.27)%	0.03%	(0.15)%

Allowance for Loan Losses

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

The following table reflects the allocation of the allowance for loan losses and the percentage of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

	2006		2005		2004		2003		2002
	Amount	Percent of loans in category to total loans	Amount	Percent of loans in category to total loans	Amount	Percent of loans in category to total loans	Amount	Percent of loans in category to total loans	Amount	Percent of loans in category to total loans
	(Dollars in thousands)
Commercial, financial, agriculture & construction	$1,152	22.6%	$1,147	21.7%	$911	21.6%	$1,167	22.4%	$898	20.8%
Real estate—residential	368	35.1%	283	36.4%	226	35.7%	229	36.0%	371	42.2%
Real estate—commercial	1,358	36.8%	1,073	36.7%	1,035	36.9%	764	33.6%	737	29.9%
Consumer	7	1.0%	6	1.8%	5	2.8%	13	4.1%	5	3.9%
Other	159	4.5%	5	3.4%	4	3.0%	10	3.9%	2	3.2%

Total	$3,044	100.0%	$2,514	100.0%	$2,181	100.0%	$2,183	100.0%	$2,013	100.0%

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

Commercial loans and construction loans are considered to be impaired under any one of the following circumstances: non-accrual status; loans over ninety days delinquent; troubled debt restructures consummated after December 31, 1994; or loans classified as “doubtful”, meaning that they have weaknesses which make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The individual allowance for each impaired loan is based upon an assessment of the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

At December 31, 2006, the allowance for loan losses totaled $3.0 million representing 19,025% of non-performing loans, which totaled $16,000, and 1.0% of total loans of $305.7 million. This compared to an allowance for loan losses of $2.5 million representing 125,700% of non-performing loans, which totaled $2,000, and 0.93% of total loans of $269.8 million at December 31, 2005.

The Bank charged off a total of $10,000 of loans during 2006 as compared to $408,000 charged off during 2005. A total of $7,000 was recovered on previously charged off loans during 2006 compared to $156,000 recovered during 2005. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. Additionally, with expectations of the Bank to continue to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Deposits

One of the primary strategic initiatives is to maintain a low cost of funds and improve the composition of our deposit base by aggressively seeking core deposits. The Bank has introduced a variety of deposit products designed to attract core deposits. These deposit products provide attractive features and benefits to customers while encouraging multiple account relationships. The Bank is having its lenders and relationship managers seek non-interest bearing deposits from new and existing lending customers. The growth of core deposits should help to achieve a lower overall cost of funds and should have a positive impact on net interest income.

The following table summarizes the Bank’s deposits as of December 31 for the years indicated:

	2006	% of Total	2005	% of Total	2004	% of Total
	(Dollars in thousands)
Demand deposits	$75,751	21.47%	$78,218	22.62%	$72,321	21.45%
NOW accounts	71,805	20.35	59,507	17.21	68,044	20.18
Money market accounts	76,427	21.66	78,487	22.70	68,068	20.19
Savings deposits	48,805	13.83	61,401	17.75	69,964	20.75
Time deposits	80,070	22.69	68,199	19.72	58,738	17.43

Total	$352,858	100.00%	$345,812	100.00%	$337,135	100.00%

As of December 31, 2006, the Bank had certificates of deposit in amounts of $100,000 and over, aggregating $26.6 million. These certificates of deposit mature as follows (in thousands):

Maturity	Amount
3 months or less	$13,168
Over 3 months through six months	5,143
Over 6 months through 12 months	6,014
Over 12 months	2,259

Total	$26,584

Other Borrowed Funds

The securities sold under agreements to repurchase as of December 31, 2006 are securities sold on a short-term basis by the Bank and are accounted for as borrowings. The securities consisted of mortgage-backed securities issued by U.S. Government Corporations and debt securities issued by states of the United States and political subdivisions of the states. The securities were held in the Bank’s safekeeping account at the Federal Reserve Bank under the control of the Bank and in the Bank’s Trust Department. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements. Listed below are the securities sold under agreements to repurchase for the years indicated (dollars in thousands):

	2006	2005	2004
Average balance outstanding	$11,279	$8,414	$11,582
Weighted average rate	3.36%	2.45%	1.12%

Federal Home Loan Bank (FHLB) advances represent daily transactions that the Bank uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily, reflecting existing market conditions. Listed below is information concerning FHLB borrowings for the years indicated (dollars in thousands):

	2006	2005	2004
Federal Home Loan Bank advances:
Average balance outstanding	$44,569	$3,373	$5,852
Maximum amount outstanding at any month-end during the period	$62,700	$22,900	$21,000
Balance outstanding at the end of period	$47,000	$22,900	$—
Weighted average interest rate during the period	4.80%	3.63%	1.54%
Weighted average interest rate at end of period	4.91%	4.32%	n/a

Summarized quarterly financial data for 2006 and 2005 as follows:

	2006 Quarter Ended
	March 31	June 30	Sept 30	Dec 31
	(In thousands, except per share data)
Interest and dividend income	$5,471	$5,759	$6,147	$6,364
Interest expense	1,654	2,093	2,264	2,408

Net interest and dividend income	3,817	3,666	3,883	3,956
Provision for loan losses	140	150	150	150
Noninterest income	1,057	1,096	1,056	1,254
Loss on sales of available-for-sale securities, net	—	—	—	509
Noninterest expense	3,659	3,566	3,690	4,115

Income before income taxes	1,075	1,046	1,099	436
Income taxes	337	327	339	107

Net income	$738	$719	$760	$329

Basic earnings per common share	$0.39	$0.38	$0.30	$0.12
Earnings per common share, assuming dilution	$0.38	$0.37	$0.29	$0.12

	2005 Quarter Ended
	March 31	June 30	Sept 30	Dec 31
	(In thousands, except per share data)
Interest and dividend income	$4,587	$4,818	$4,950	$4,937
Interest expense	832	1,122	1,164	1,298

Net interest and dividend income	3,755	3,696	3,786	3,639
Provision for loan losses	140	120	180	145
Noninterest income	926	1,079	985	1,202
Noninterest expense	3,638	3,816	4,018	3,618

Income before income taxes	903	839	573	1,078
Income taxes	268	264	130	338

Net income	$635	$575	$443	$740

Basic earnings per common share	$0.34	$0.31	$0.24	$0.39
Earnings per common share, assuming dilution	$0.33	$0.30	$0.23	$0.38

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

The business of the Company is concentrated in and dependent upon the continued economic growth and welfare of its primary market areas.

The Company operates in North Eastern Massachusetts, primarily Essex County. The Bank’s general market areas consist of the municipalities in which it operates banking offices and all of the contiguous cities and towns. The Bank’s nine branch offices are located in Essex County. The Company success is somewhat dependent upon the local economic conditions, business activity, population, income levels, deposits and real estate activity in these markets. Adverse economic conditions that affect these market areas could reduce growth rate, affect the ability of customers to repay their loans and generally affect financial condition and results of operations. Because of this geographical concentration, the Company is less able than national financial institutions to diversify credit risks across multiple markets.

The Company faces intense competition in all phases of its business from other banks and financial institutions.

The banking and financial services business in the Company’s market is highly competitive. Competitors include large national and regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Some of these competitors are not subject to the same regulatory restrictions, have advantages of scale due to their size, or have cost advantages due to their tax status. These competitive factors may limit the Company’s growth and profitability.

The Company may have difficulty managing its growth, which may divert resources and limit the Company’s ability to successfully expand its operations.

The Company believes that it has built its management team and personnel, and established an infrastructure, to support its future growth. The Company’s future success will depend on the ability of its officers and key employees to continue to implement and improve its operational, financial and management controls and processes, reporting systems and procedures, and to manage a growing number of client relationships. The Company may not be able to successfully implement improvements to its management information and control systems and control procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, its controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with new branches. Thus, the Company cannot be assured that its growth strategy will not place a strain on its administrative and operational infrastructure.

If the Company is unable to manage future expansion in its operations, it may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect its business.

Branch expansion plans would require significant expenditures.

As part of the Bank’s growth strategy, management intends to add additional retail branch locations in attractive markets within the Bank’s primary market area. The Bank operates in Northern Essex County where the cost of real estate and commercial properties are among the more expensive in Massachusetts. Future expansion to establish these locations will require additional investments in facilities, people and equipment. The initial phase of such branch expansion will increase the operating expenses of the Bank.

The Bank has a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could hurt its business and our prospects.

At December 31, 2006, 79.3% of its net loan portfolio was comprised of loans secured by real estate. These real estate-secured loans are concentrated in the North Shore Region of Massachusetts. A downturn in the local economy could have both a material adverse effect on a borrower’s ability to repay these loans, as well as the value of the real property held as collateral.

The Bank’s loan portfolio includes a substantial amount of commercial loans, which include risks that may be greater than the risks related to residential loans.

The Bank’s commercial loan portfolio (consisting of commercial real estate and commercial business loans) amounted to $160.4 million at December 31, 2006, comprising 53% of total net loans. Commercial real estate loans generally carry larger loan balances and involve a greater degree of financial and credit risks than consumer loans or residential mortgage loans. Any significant failure to pay on time by its customers would negatively affect the Bank’s earnings. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial loan, it may take a security interest in commercial real estate and, in some instances upon a default by the borrower, it may foreclose on and take title to the property, which may lead to potential financial risk for the Bank under applicable environmental laws. If hazardous substances were discovered on any of these properties, the Bank may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether the Bank knew of, or were responsible for, the contamination. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, the Bank may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

Commercial real estate is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset, especially because 37% of our net loan portfolio consisted of commercial real estate loans at

December 31, 2006. The banking regulators generally give greater scrutiny to commercial real estate loans, and expect banks with higher levels of commercial real estate loans to have appropriate underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring higher levels of allowances for possible loan losses and capital levels as a result of commercial real estate lending growth and exposures.

The Bank’s business is subject to various lending and other economic risks that could adversely impact its result of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown in the North Shore Region, could hurt the Bank’s business. Its business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. Deterioration of economic conditions, in particular an economic slowdown within the North Shore Region, could result in the following consequences, any of which may negatively affect the Bank’s business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for its products and services may decline; and

•

collateral for loans made by it, especially real estate, may decline in value, reducing in turn a customer’s borrowing power, and reducing the value of assets and collateral associated with the Bank’s loans receivable.

The Bank’s allowance for loan losses may not be adequate to cover actual losses.

The Bank seeks to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although the Bank believes that its underwriting criteria are appropriate for the various kinds of loans it makes, it may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in its allowances for loan losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for loan defaults and non-performance. Its allowances for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect its operating results. The Bank’s allowance for loan losses is based on an evaluation of the risks associated with its loans receivable as well as its prior experience. A substantial portion of its loans are unseasoned and lack an established record of performance. To date, it has experienced negligible losses. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond its control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and assess the adequacy of the allowance for loan losses. While the Bank believes that its allowance for loan losses is adequate to cover current losses, the Bank cannot be assured that it will not need to increase its allowance for loan losses or that regulators will not require the Bank to increase this allowance. Either of these occurrences could materially and adversely affect the Bank’s earnings and profitability.

The Bank’s business is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

The Bank is unable to predict fluctuations of market interest rates, which are affected by many factors, including:

•	inflation;

•	recession;

•	a rise in unemployment;

•	tightening money supply; and

•	domestic and international disorder and instability in domestic and foreign financial markets.

Changes in the interest rate environment may reduce the Bank’s profits. The Bank realizes income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. The Bank is vulnerable to changes in interest rates because its interest-earning assets generally have shorter durations than our interest-bearing liabilities. However, although management considers a substantial portion of the Bank’s deposits to be core deposits and not completely vulnerable to rising rates, such deposits can be withdrawn by the customer without notice for a higher rate account within the Bank or with a competing financial institution offering higher rates. As a result, material and prolonged increases in interest rates could decrease the Bank’s net interest income. This unpredictability of customer behavior is a factor outside the Bank’s control and not totally dependent upon the direction of interest rate changes. Therefore, the Bank’s interest rate risk exposure is very difficult to predict with certainty and subject to a number of assumptions of which it has no control. Changes in levels of market interest rates could materially and adversely affect the Bank’s net interest spread, asset quality, levels of prepayments and cash flow, as well as the market value of the Bank’s securities portfolio and overall profitability.

The Bank’s mortgage operations are also affected by interest rate fluctuations. Generally, increases in interest rates lead to decreases in home refinancing activity, thus reducing the number of mortgage loans the Bank originates.

The Company’s investment portfolio includes securities that are sensitive to interest rates and variations in interest rates may adversely impact its profitability.

At December 31, 2006, the Company’s securities portfolio aggregated $116.2 million, of which was classified as available-for-sale, and was comprised of mortgage-backed securities which are insured or guaranteed by U.S. government agencies or government-sponsored enterprises, U.S. government agency securities and money market preferred equity securities. At such date, the available-for-sale securities amounted to approximately 24.9% of the Company’s total assets and are sensitive to interest rate fluctuations. The unrealized gains or losses in the Company’s available-for-sale portfolio are reported as a separate component of stockholders’ equity. As a result, future interest rate fluctuations may impact stockholders’ equity, causing material fluctuations from quarter to quarter. Failure to hold the Company’s securities until payments are received on mortgage-backed securities or until maturity on other investments or until market conditions are favorable for a sale could adversely affect its earnings and profitability.

The Company is dependent upon its management team, and the loss of its senior executive officers or other key employees could impair its relationship with its customers and adversely affect its business and financial results.

The Company’s success is dependent upon the continued services and skills of Donat A. Fournier, Michael O. Gilles, and John L. Good, III and other senior officers including John R. Putney, its chief lender, and James E. Rich, its chief trust officer. While the Company has employment agreements containing non-competition provisions with each of these individuals, these agreements do not prevent any of them from terminating their employment with the Company. The unexpected loss of services of one or more of these key personnel could have an adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The Company’s success also depends, in part, on its continued ability to attract and retain experienced commercial lenders and residential mortgage originators, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent the Company is unable to replace such personnel. The Company is attempting to hire several experienced commercial business relationship officers who have strong business relationships in order to expand and enhance the Company’s current deposit and commercial banking operations. Competition for commercial lenders and residential mortgage originators is strong within the commercial banking and mortgage banking industries, and the Company may not be successful in attracting or retaining the personnel we require.

Strong competition within the Bank’s market area may limit its growth and profitability.

Competition in the banking and financial services industry is intense. The North Shore Region of Massachusetts has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of the Bank’s competitors offer products and services that it currently does not offer, such as private banking. Many of these competitors have substantially greater resources and lending limits than the Bank does and may offer certain services that it does not or cannot provide. Price competition for loans and deposits might result in the Bank earning less on its loans and paying more on its deposits, which reduces net interest income. The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes. The Bank’s profitability depends upon its continued ability to successfully compete in its market area.

Government regulation may have an adverse effect on the Bank’s profitability and growth.

The Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (the “OCC”), as its chartering authority, by the FDIC, as insurer of deposits, and by the Federal Reserve Board as regulator of the Company. Changes in state and federal banking laws and regulations or in federal monetary policies could adversely affect its ability to maintain profitability and continue to grow. For example, new legislation or regulation could limit the manner in which the Bank may conduct its business, including its ability to obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. Many of these regulations are intended to protect depositors, the public and the FDIC, not shareholders. In addition, the burden imposed by federal and state regulations may place the Bank at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations and enforcement policies that apply to the Bank has been subject to significant, and sometimes retroactively applied, changes in recent years, and may change significantly in the future. Future legislation or government policy may also adversely affect the banking industry or its operations.

A breach of information security could negatively affect the Bank’s earnings.

Increasingly, the Bank depends upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet to conduct our business. The Bank cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards it has instituted. In addition, it relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to the Bank or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would have an adverse effect on the Bank’s results of operations and financial condition. In addition, the Bank could suffer reputation damages, which also could materially adversely affect its financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Description	Location	Square Feet	Owned/ Leased	Lease Expiration
Main Office	240 Cabot Street, Beverly, MA	15,000	Owned	n/a
Operation Center	246 Cabot Street, Beverly, MA	12,000	Owned	n/a
South Hamilton Office	25 Railroad Avenue, South Hamilton, MA	2,382	Owned	n/a
Topsfield Office	15 Main Street, Topsfield, MA	2,310	Leased	February 2010
North Beverly Plaza Office	63 Dodge Street, Beverly, MA	3,558	Leased	October 2026
Cummings Center Office	100 Cummings Center, Suites 101M and 101N, Beverly, MA	3,502	Leased	September 2016
Manchester Office	11 Summer Street, Manchester-by-the-Sea, MA	1,250	Leased	December 2028
Danvers Office	107 High Street, Danvers, MA	6,650	Leased	August 2019
Hamilton-Wenham Regional High School Branch Office	Bay Road, Hamilton, MA	340	n/a	n/a
Beverly High School Branch Office	Sohier Road, Beverly, MA	491	n/a	n/a

The Bank has eleven ATMs in Massachusetts of which three are stand alone and are located at Beverly Hospital, Beverly; Crosby’s Market, Manchester-by-the-Sea and the Cummings Center parking lot, Beverly. The Bank also has eight cash dispensing machines at various retail locations.

See Note 13 to our consolidated financial statements for information about minimum rental payments in future periods on the Company’s leased facilities.

In management’s opinion, all properties occupied by the Bank are in good condition, and are adequate at present and for the foreseeable future for the purposes for which they are being used and are properly insured.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of the Company’s properties are subject. There are no material proceedings known to management to be contemplated by any governmental authority. From time to time, the Company is involved in a variety of litigation in the ordinary course of business and anticipates that it will continue to become involved in new litigation matters in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock and Dividend Policy

Prior to June 19, 2006, there was limited trading in the Company’s common stock, which was not listed on any public exchange or the National Association of Securities Dealers National Market System or the Small Cap Market System. Commencing June 19, 2006, the Company’s common stock traded on AMEX under the symbol “BNV”.

The following table sets forth, to the best knowledge of management, the representative high and low sales prices as reported for each quarterly period during 2006 and 2005, and the cash dividends declared during such periods. The sale prices of these market trades prior to June 19, 2006 are based on transactions reported by Bloomberg for 2004 and available to the public on Yahoo Finance for 2005 and 2006 through June 16, 2006. Since June 19, 2006, the sale prices of our common stock are reported on AMEX.

	High and Low Sales Prices Common Stock		Cash Dividends Declared
	High	Low
Fiscal Year 2005
First Quarter	$28.00	$26.55	$0.20
Second Quarter	27.90	26.00	0.20
Third Quarter	27.00	25.50	0.20
Fourth Quarter	27.00	25.19	0.20

Fiscal Year 2006
First Quarter	$27.50	$24.00	$0.40
Second Quarter	24.75	21.05	—
Third Quarter	26.30	22.20	0.20
Fourth Quarter	25.30	23.40	0.20

On March 19, 2007, there were 303 holders of record of the Company’s common stock.

The Company’s policy has been to pay dividends out of funds in excess of the needs of the business. The Company has declared and paid cash dividends to its shareholders on a quarterly basis at a rate of $0.20 per share in the first, third and fourth quarters of 2006 and in each quarter of 2005. In addition, in March 2006, the Company declared a dividend of $0.20 for payment in the second quarter of 2006; it is shown above as declared in the first quarter rather than the second quarter. In future quarters, the Company expects to declare and pay dividends in the same quarter.

The Company’s ability to pay future dividends on its common stock depends on the Bank’s ability to pay dividends to the Company. In accordance with OCC rules and regulations, the Bank may continue to pay dividends only if the total amount of all dividends that will be paid, including the proposed dividend, by the Bank in any calendar year does not exceed the total of the Bank’s retained net income of that year to date, combined with the retained net income of the preceding two years, unless the proposed dividend is approved by the OCC. In addition, the OCC and/or the FDIC may impose further restrictions on dividends. The Company currently intends to continue to pay cash dividends, subject to compliance with Federal Reserve Board policy, OCC rules and regulations, state corporation laws, financial condition and results of operations, capital requirements, covenants contained in various financing agreements, management’s assessment of future capital needs and other factors considered by the board of directors.

For restrictions on the ability of the Bank to pay dividends to the Company, see Note 16, of the Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans (as of December 31, 2006)

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	47,655	$15.52	37,000	(1)
Equity compensation plans not approved by security holders	23,799	$13.09	—

Total	71,454	$14.71	—

(1)	This figure represents the 37,000 shares that may be issued as restricted stock, in accordance with Beverly National Corporation 2005 Restricted Stock Plan.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock, based on the market price of the Company’s Common Stock with the total return of companies within the Russell 2000, and the SNL $250M-$500M Bank Index. The calculation of total cumulative return assumes a $100 investment made on December 31, 2001 in each of the Company’s Common Stock, the Russell 2000, and the SNL $250M-$500M Bank Index and reflects the total return on such investments through December 31, 2006.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Beverly National Corporation	100.00	137.57	174.88	184.78	178.74	171.40
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
SNL $250M-$500M Bank Index	100.00	128.95	186.31	211.46	224.51	234.58

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last five years:

	At and For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Earnings data:
Interest and dividend income	$23,742	$19,292	$15,928	$14,870	$16,796
Interest expense	8,419	4,416	2,594	2,824	4,336

Net interest and dividend income	15,323	14,876	13,334	12,046	12,460
Provision for loan losses	590	585	560	120	304
Noninterest income	3,954	4,192	4,291	3,702	3,936
Noninterest expense	15,031	15,090	13,458	12,135	12,376

Income before income taxes	3,656	3,393	3,607	3,493	3,716
Income taxes	1,110	1,000	1,107	1,316	1,334

Net income	$2,546	$2,393	$2,500	$2,177	$2,382

Per share data (1):
Net income-basic	$1.12	$1.28	$1.35	$1.20	$1.35
Net income-diluted	1.10	1.24	1.30	1.14	1.28
Cash dividends	0.80	0.80	0.80	0.80	0.83
Book value (at end of period)	$16.93	$15.25	$15.05	$14.32	$14.24
Weighted average shares:
Basic	2,269,663	1,873,280	1,846,249	1,813,206	1,757,687
Diluted	2,305,032	1,932,830	1,926,388	1,903,354	1,859,830

Balance sheet data:
Total assets	$467,144	$412,512	$378,125	$347,175	$310,528
Loans (2)	305,711	269,770	236,811	176,593	193,398
Allowance for loan losses	3,044	2,514	2,181	2,183	2,013

Loans, net of allowance (2)	302,667	267,256	234,630	174,410	191,385
Investments (3)	119,872	115,303	116,844	139,968	56,858
Deposits	352,858	345,812	337,135	308,265	281,207
Stockholders’ equity	46,178	28,721	28,012	26,242	25,433

Financial ratios:
Return on average assets	0.59%	0.61%	0.68%	0.67%	0.79%
Return on average equity	7.06	8.48	9.32	8.52	9.78
Net interest margin	3.81	4.10	4.00	4.15	4.60
Net interest spread	3.72	4.09	3.99	4.15	4.18

Consolidated capital ratios:
Tier 1 leverage capital to average assets	10.81%	6.84%	7.31%	7.78%	7.87%
Tier 1 capital to risk-weighted assets	14.40	10.31	11.34	13.87	12.74
Total capital to risk-weighted assets	15.35	11.19	12.24	15.02	13.79

Asset quality ratios:
Non-performing loans to total loans (4)	0.01%	—	0.20%	0.57%	0.30%
Non-performing assets to total assets (5)	—	—	0.14	0.29	0.19
Net (charge-offs) recoveries to average loans	—	(0.10)%	(0.27)	0.03	(0.15)
Allowance for loan losses as a percentage of:
Non-performing loans	19,025	125,700	412.29	216.78	350.09
Total loans (at end of period)	1.00	0.93	0.92	1.24	1.04

(1)	Per share information has been adjusted to reflect the June 2002 5% stock dividend.
(2)	Excludes mortgages held for sale which amounted to $0, $0, $447,000, $0, and $1.6 million at December 31, 2005, 2004, 2003, 2002 and 2001, respectively.
(3)	Includes available-for-sale securities, held-to-maturity securities and stock in the Federal Reserve Bank and the Federal Home Loan Bank of Boston.
(4)	Non-performing loans are defined as nonaccrual loans and loans that are past due ninety days or more but still accruing interest.
(5)	Non-performing assets are defined as non-performing loans and other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Total assets at December 31, 2006 were $467.1 million, compared to $412.5 million at December 31, 2005, an increase of $54.6 million, or 13.2%. Asset growth was primarily due to the increases in cash and the loan portfolio, which were funded by the increases in deposits, advances from the Federal Home Loan Bank and securities sold under agreements to repurchase, as well as the proceeds from the issuance of common stock.

Investments totaled $116.2 million and were all classified as available-for-sale at December 31, 2006, a slight increase of $2.9 million, or 2.6%, compared to $113.2 million of both available-for-sale and held-to-maturity securities at December 31, 2005. In December 2006, the Board of Directors, upon management’s recommendation, approved the restructuring of the Company’s investment portfolio. The purpose of this restructuring was to increase future earnings and monthly cash flows generated by the investment portfolio. The restructuring consisted of the sale of much of the Bank’s agency portfolio, as well as some lower-rate mortgage-backed securities, and resulted in the recognition of approximately $481,000 in losses, net of taxes. To offset some of the losses at the Bank, the Holding Company sold off most of its investment portfolio, which consisted of bank stock, recognizing a gain, net of taxes, of approximately $152,000. The net result of the restructuring transactions was a loss, net of taxes, of $328,000. The securities sold by the Bank were replaced with higher-yielding securities, specifically municipal bonds, trust preferred securities and mortgage-backed securities. These securities provide a higher level of interest income, as well as increased cash flows.

Loans receivable, net of the allowance for loan losses and unearned income, increased $35.4 million or 13.2%, to $302.7 million at December 31, 2006, compared to $267.3 million at December 31, 2005. The increase in the loan portfolio was a result of a $5.0 million, or 11.9%, increase in commercial, financial and agricultural loans; a $4.5 million, or 27.3%, increase in real estate construction and land development loans; a $13.6 million, or 13.8%, increase in commercial real estate loans; an $8.8 million, or 9.0%, increase in residential real estate loans and a $4.7 million, or 52.4%, increase in other loans. Due to the overall growth of the loan portfolio, the allowance for loan losses increased $530,000 to $3.0 million at December 31, 2006, compared to $2.5 million at December 31, 2005, an increase of 21.1%.

Deposits increased 2.1%, to $352.9 million at December 31, 2006 from $345.8 million at December 31, 2005. The deposit growth was primarily the result of increases in NOW accounts and certificates of deposit, which offset the decrease in savings accounts. The growth of deposits was the result of the investment in new retail opportunities, which is part of the Bank’s commitment to provide its customers with a broader array of products and services. The Bank has introduced a number of new products, alternative investment services, small business deposit products, commercial services and delivery channels such as home banking, on-line bill pay, and debit cards.

Advances from the Federal Home Loan Bank of Boston totaled $47.0 million at December 31, 2006, compared to $22.9 million at December 31, 2005, an increase of $24.1 million, or 105.2%. The advances were used to fund loan growth in excess of the amount funded through the increase in deposits and issuance of common stock. Securities sold under agreements to repurchase totaled $16.4 million at December 31, 2006, compared to $11.4 million at December 31, 2005, an increase of $5.0 million, or 43.9%. This increase also helped to fund asset growth, particularly in the loan portfolio.

Total stockholders’ equity was $46.2 million, or 9.9% of total assets at December 31, 2006, an increase of $17.5 million, or 61.0%, from the $28.7 million, or 7.0% of total assets at December 31, 2005. The change in stockholders’ equity was partially the result of the increase in net income for the year, offset, in part, by the payment of dividends and an increase in the unrealized loss on available-for-sale securities. However, the primary increase in stockholders’ equity was the result of the Company’s issuance of 805,000 share of common stock at $22 per share, which raised, net of expenses, $16.4 million in capital. The Company’s book value per share at December 31, 2006 was $16.93, compared to $15.25 at December 31, 2005, an increase of $1.68, or 11.0%.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

Net income for the year ended December 31, 2006 was $2.5 million, as compared to $2.4 million last year. Basic earnings per share for the year ended December 31, 2006 were $1.12, versus $1.28 for the year ended December 31, 2005. Diluted earnings per share for the year ended December 31, 2006 were $1.10, as compared to $1.24 for the year ended December 31, 2005. Net income for 2006 was reduced by one-time charges, net of tax, of $477,000 related to the restructuring of the Company’s investment portfolio and cost associated with implementing changes identified in its recently completed corporate efficiency review. Net income for 2006, excluding these one-time charges, would have been $3.0 million, with basic and fully diluted earnings per share of $1.33 and $1.31, respectively. Net income for the year ended December 31, 2005 included one-time charges, net of tax, of $402,000 at December 31, 2006 and 2005, related to severance payments and the discontinuance of the Bank’s defined benefit pension plan. Net income for 2005, excluding the one-time charges, would have been $2.8 million, or basic and fully diluted earnings per share of $1.49 and $1.45, at December 31, 2006 and 2005 respectively.

Interest and Dividend Income

Interest and dividend income for the year ended December 31, 2006 was $23.7 million, compared to $19.3 million for the year ended December 31, 2005, an increase of $4.5 million, or 23.1%. The increase in interest and dividend income was a result of both an increase in the average balances and yields of interest earning assets. The average balance of interest-earning assets increased from $368.5 million for the year 2005 to $409.8 million for the year 2006, an increase of $41.3 million, or 11.2%.

The increase in the average balance of interest-earning assets was primarily a result of an increase in the average balance of loans to $292.0 million for 2006, compared to $248.0 million for 2005, an increase of $44.0 million, or 17.7%. The yield on average interest-earning assets increased 55 basis points to 5.85%, due to the increasing interest rate environment, as a good portion of the Bank’s loan portfolio is adjustable and tied to the prime rate, which increased during 2006.

Interest Expense

Interest expense for the year ended December 31, 2006 was $8.4 million, compared to $4.4 million for the year ended December 31, 2005, an increase of $4.0 million, or 90.6%. The increase in interest expense was partially due the growth in deposits, but primarily due to the increase in interest rates, which resulted in an increase in the cost of interest-bearing liabilities from 1.52% to 2.61%. The average balance of interest-bearing liabilities increased to $322.8 million for the year 2006, from $290.1 million for the year 2005, an increase of $32.7 million, or 11.3%. The increase in interest expense was also due to an increase in the cost of short-term borrowings from 2.79% to 4.72%. Short-term borrowings consist of customer repurchase agreements and advances from the Federal Home Loan Bank of Boston, which represent a source of funding during periods in which loan growth exceeded deposit growth.

Provision for Loan Losses

The provision for loan losses was $590,000 for the year, compared to $585,000 last year. The level of the reserve provision for the year ended December 31, 2006 was a direct result of the increased loan portfolio, largely in the commercial areas, which generally bear a higher risk than single family residential lending. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any losses reasonably expected in the existing loan portfolio.

While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. Additionally, with the expectation of the Bank to continue the growth of its loan portfolio, future additions to the allowance will most likely be necessary to maintain adequate coverage.

Noninterest Income

For the year ended December 31, 2006, noninterest income, net of gains and losses on investment activities, totaled $4.0 million, compared to $4.2 million last year, a decrease of $238,000, or 5.7%. The decrease was primarily a result of the non-recurring charge of $509,000 for the loss on sales of available-for-sales securities related to the restructuring of the investment portfolio. Without this one-time loss, total noninterest income for 2006 would have increased by $271,000, or 6.5%, compared to the same period last year. Partially offsetting the loss on sale of securities were increases in wealth management services and other deposit fees.

The following table sets forth the various components of noninterest income for the year ended December 31, 2006 and 2005 and the dollar amount and percentage change between the periods:

	December 31,		Increase (Decrease)
	2006	2005	$	%
	(Dollars in thousands)
Income from fiduciary activities	$1,816	$1,738	$78	4.49%
Fees from sale of non-deposit products	225	241	(16)	-6.64%
Service charges on deposit accounts	549	568	(19)	-3.35%
Other deposit fees	791	583	208	35.68%
Loss on sales and calls of available-for-sale securities, net	(509)	—	(509)	100.00%
Gain on sales of loans, net	—	13	(13)	-100.00%
Income on cash surrender value of life insurance	218	209	9	4.31%
Other income	864	840	24	2.86%

Total noninterest income	$3,954	$4,192	$(238)	-5.68%

Noninterest Expense

Total noninterest expense was $15.0 million for the year ended December 31, 2006, a slight decrease from $15.1 million for the same period last year. Total expense for 2006 includes a non-recurring charge for the cost associated with implementing changes identified in its recently completed corporate efficiency review.

The following table sets forth the various components of noninterest expense for the years ended December 31, 2006 and 2005 and the dollar amount and percentage change between the periods:

	December 31,		Increase (Decrease)
	2006	2005	$	%
	(Dollars in thousands)
Salaries and employee benefits	$8,928	$9,226	$(298)	-3.23%
Director fees	315	307	8	2.61%
Occupancy expense	1,355	1,367	(12)	-0.88%
Equipment expense	822	683	139	20.35%
Data processing fees	859	836	23	2.75%
Marketing and public relations	448	381	67	17.59%
Professional fees	745	884	(139)	-15.72%
Other expense	1,559	1,406	153	10.88%

Total noninterest expense	$15,031	$15,090	$(59)	-0.39%

Income Taxes

For the year ended December 31, 2006 income taxes of $1.1 million were provided on income before taxes of $3.7 million for an effective rate of 30.4%, a slight increase compared to $1.0 million on income before taxes of $3.4 million for an effective rate of 29.5% for the year ended December 31, 2005.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Total assets at December 31, 2005 were $412.5 million, compared to $378.1 million at December 31, 2004, an increase of $34.4 million, or 9.1%. Asset growth was primarily due to the increase in the loan portfolio funded by an $8.7 million, or 2.6% increase in deposits and the addition of $22.9 million of Federal Home Loan Bank advances.

Investments, which include available-for-sale and held-to-maturity securities, totaled $113.2 million, at December 31, 2005, a slight decrease of $1.6 million, or 1.4%, compared to $114.8 million at December 31, 2004. The increase in available-for-sale securities of $3.6 million was primarily in corporate bonds and notes and trust preferred securities, while the decrease in held-to-maturity investments of $5.2 million was due to the pay-down of mortgage backed securities and the maturity of U.S. Government agency securities.

Loans receivable, net of the allowance for loan losses and unearned income, increased $32.7 million or 13.9%, to $267.3 million at December 31, 2005, compared to $234.6 million at December 31, 2004. The increase in the loan portfolio was a result of a $10.6 million, or 184%, increase in real estate construction and land development loans, an $11.4 million, or 13.0%, increase in commercial real estate loans, a $14.1 million, or 16.7%, increase in residential real estate loans, and a $2.0 million, or 28.2%, increase in other loans. These increases were partially offset by decreases of $3.5 million, or 7.7%, in commercial business loans and $1.6 million in consumer loans.

Non-performing assets at December 31, 2005 were $2,000, compared to $529,000 at December 31, 2004, a decrease of 99.6%. This decrease was the result of certain non-accrual loans being paid off or brought current. The allowance for loan losses increased $333,000 to $2.5 million at December 31, 2005, compared to $2.2 million at December 31, 2004, an increase of 15.3%, due to loan growth. At December 31, 2005 the allowance represented 125,700% of non-performing loans and 0.93% of total loans, compared to 412% of non-performing loans and 0.92% of total loans at December 31, 2004. The Bank did not have any foreclosed real estate assets or other real estate owned (“OREO”) at either December 31, 2005 or December 31, 2004.

Deposits increased 2.6%, to $345.8 million at December 31, 2005 from $337.1 million at December 31, 2004. The deposit growth occurred primarily in money market deposit accounts, non-interest bearing demand deposit accounts and certificates of deposit. The deposit growth was the direct result of an investment in new retail products and expansion of the Bank’s retail franchise. The Bank has introduced a number of new products, alternative investment services, small business deposit products, commercial services and delivery channels such as home banking, on-line bill pay, and debit cards. The Bank has also begun developing a more sales oriented culture.

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

Total stockholders’ equity was $28.7 million, or 7.0% of total assets at December 31, 2005, an increase of $709,000, or 2.5%, from the $28.0 million, or 7.4% of total assets at December 31, 2004. The change in stockholders’ equity was the result of the increase in net income for the year, which was offset, in part, by the payment of dividends and an increase in the unrealized loss on available-for-sale securities. The Company’s book value per share at December 31, 2005 was $15.25, compared to $15.05 at December 31, 2004, an increase of $.20, or 1.3%.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

Net income for the year ended December 31, 2005 was $2.4 million, as compared to $2.5 million for 2004. Basic earnings per share for the year ended December 31, 2005 were $1.28, versus $1.35 for the year ended December 31, 2004. Diluted earnings per share for the year ended December 31, 2005 were $1.24, as compared to $1.30 for the year ended December 31, 2004. Net income for 2005 was reduced by one-time charges, net of tax, of $402,000 related to the curtailment of the Bank’s defined benefit pension plan and severance payments. Net income for 2005, excluding these one-time charges, would have been $2.8 million, with basic and fully diluted earnings per share of $1.49 and $1.45, respectively. Net income for the year ended December 31, 2004 included a one-time gain, net of tax, of approximately $190,000 from the sale of real estate. Net income for 2004, excluding the one-time gain on sale of real estate, would have been $2.3 million, or basic and fully diluted earnings per share of $1.25 and $1.20, respectively. The adjusted 2005 net income represents an increase of $485,000, or 21.0%, over the adjusted 2004 net income and adjusted basic and fully diluted earnings per share increased 19.2% and 20.8%, respectively, over the adjusted 2004 amounts.

Interest and Dividend Income

Interest and dividend income for the year ended December 31, 2005 was $19.3 million, compared to $15.9 million for the year ended December 31, 2004, an increase of $3.4 million, or 21.1%. The increase in interest and dividend income was a result of an increase in the average balance of interest earning assets. The average balance of interest-earning assets increased from $339.0 million for the year 2004 to $368.5 million for the year 2005, an increase of $29.5 million, or 8.7%.

The increase in the average balance of interest-earning assets was primarily a result of an increase in the average balance of loans to $248.0 million for 2005, compared to $204.7 million for 2004, an increase of $43.3 million, or 21.2%. The average investments for the period decreased to $114.4 million from $126.1 as the Bank used cash flows from its investment portfolio to fund loans at a higher yield. The yield on average interest-earning assets increased 54 basis points to 5.30%, due to the increasing interest rate environment, as a good portion of the Bank’s loan portfolio is adjustable and tied to the prime rate, which continued to increase during 2005.

Interest Expense

Interest expense for the year ended December 31, 2005 was $4.4 million, compared to $2.6 million for the year ended December 31, 2004, an increase of $1.8 million, or 69.2%. The increase in interest expense was due the growth in deposits and the increase in interest rates, which resulted in an increase in the cost of interest-bearing liabilities from 0.96% to 1.52%. The average balance of interest-bearing liabilities increased to $290.1 million for the year 2005, from $269.2 million for the year 2004, an increase of $20.9 million, or 7.8%. The increase in interest expense was also due to an increase in the cost of short-term borrowings from 1.26% to 2.79%. Short-term borrowings consist of customer repurchase agreements and advances from the Federal Home Loan Bank of Boston, which represent a source of funding during periods in which loan growth exceeded deposit growth.

Provision for Loan Losses

The provision for loan losses was $585,000 for the year, compared to $560,000 for 2004. The level of the reserve provision for the year ended December 31, 2005 was a direct result of the increased loan portfolio, which was primarily in construction and land development, commercial real estate and home equity loans, which generally bear a higher risk than single family residential lending. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any losses reasonably expected in the existing loan portfolio.

While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. Additionally, with the expectation of the Bank to grow its existing loan portfolio, future additions to the allowance may be necessary to maintain adequate coverage.

Noninterest Income

For the year ended December 31, 2005, noninterest income, net of gains and losses on investment activities and the sale of real estate, totaled $4.2 million, compared to $3.9 million for 2004, an increase of $293,000, or 7.5%. The increase was primarily a result of increased fees from the sale of non-deposit products through a third party brokerage firm, and in other income that consisted mainly of increases in loan origination and prepayment fees.

During the twelve-month period ended December 31, 2004, the Company recognized a gain of $75,000 from the sale of available-for-sale securities, and there were no sales in 2005. In addition, the Company recognized a gain on the sale of real estate in the amount of $317,000 in 2004.

The following table sets forth the various components of noninterest income for the year ended December 31, 2005 and 2004 and the dollar amount and percentage change between the periods:

	December 31,		Increase (Decrease)
	2005	2004	$	%
	(Dollars in thousands)
Income from fiduciary activities	$1,738	$1,726	$12	0.70%
Fees from sale of non-deposit products	241	114	127	111.40%
Service charges on deposit accounts	568	614	(46)	-7.49%
Other deposit fees	583	584	(1)	-0.17%
Gain on sales and calls of available-for-sale securities, net	—	75	(75)	-100.00%
Gain on sales of loans, net	13	56	(43)	-76.79%
Gain on sale of real estate	—	317	(317)	-100.00%
Income on cash surrender value of life insurance	209	218	(9)	-4.13%
Other income	840	587	253	43.10%

	$4,192	$4,291	$(99)	-2.31%

Noninterest Expense

Total noninterest expense was $15.1 million for the twelve months ended December 31, 2005, compared to $13.5 million for the same period for 2004, an increase of $1.6 million, or 12.13%. Total expense for 2005 includes two non-recurring items totaling $683,000 relating to severance payments and a one-time charge associated with the curtailment of the Bank’s defined benefit plan. Excluding these items total noninterest expenses would have been $14.4 million, or an increase of $949,000 million, or 7.1%.

The following table sets forth the various components of noninterest expense for the years ended December 31, 2005 and 2004 and the dollar amount and percentage change between the periods:

	December 31,		Increase (Decrease)
	2005	2004	$	%
	(Dollars in thousands)
Salaries and employee benefits	$9,226	$7,931	$1,295	16.33%
Director fees	307	261	46	17.62%
Occupancy expense	1,367	1,107	260	23.49%
Equipment expense	683	665	18	2.71%
Data processing fees	836	843	(7)	-0.83%
Marketing and public relations	381	437	(56)	-12.81%
Professional fees	884	715	169	23.64%
Other expense	1,406	1,499	(93)	-6.20%

	$15,090	$13,458	$1,632	12.13%

Total salaries and benefits increased $1.3 million, or 16.3%, primarily the result of a general increase in salaries and benefits from annual salary increases, increased staffing levels and the increased cost of certain employee benefit plans. Excluding the one-time items mentioned previously the total salaries and benefits expense would have only increased approximately $612,000, or 7.7% year over year. Occupancy expense increased $260,000, or 23.5%, and equipment expense increased $18,000, or 2.7%, in both cases primarily a result of a full year of operating expenses for the new Danvers branch facility and overall increases in utility and heating costs. Marketing and public relation expense decreased $56,000, or 12.8%, due to the lower level of dollars spent on new product introductions and media advertising for the new branch opening in 2004. Professional fees increased $169,000, or 23.6%, as the Bank spent more on outside consulting and professional services for the implementation of the requirements under Sarbanes-Oxley and for legal fees and outsourced internal and compliance audit services.

Income Taxes

For the year ended December 31, 2005 income taxes of $1.0 million were provided on income before taxes of $3.4 million for an effective rate of 29.5%, compared to $1.1 million on income before taxes of $3.6 million for an effective rate of 30.7% for the year ended December 31, 2004. The slightly lower effective rate was attributable to the increase in investments in the securities corporation and additional tax-free investments purchased during the year.

Capital Resources

As of December 31, 2006, the Company had total capital in the amount of $46.2 million, as compared with $28.7 million at December 31, 2005, which represents an increase of $17.5 million, or 60.8%. The capital ratios of the Company and the Bank exceed applicable regulatory requirements (see Note 16 to the Financial Statements).

Liquidity

Liquidity is measured by the Bank's ability to raise funds instantaneously by converting assets or liabilities to cash at either minimum or no loss to the Bank. As a matter of policy, liquidity is managed so that general operations can be funded and any extraordinary needs can be met. The goal of the Bank's liquidity management effort is to deploy excess funds so that profits can be maximized while the continuity of operations is maintained.

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

In addition, it is recognized that liquidity and asset/liability management are two closely related components of the Bank's overall financial management. If asset/liability gaps are matched, assets and liabilities will be maturing and/or re-pricing at about the same time. This will keep the Bank from becoming illiquid or vulnerable to changes in interest rates.

The Bank measures its liquidity on three distinct levels.

Primary liquidity serves as a source of funds to meet the immediate cash needs of the Bank. Primary liquidity includes cash on hand and due from banks, un-pledged securities that mature in 30 days or less, federal funds sold and the current un-advanced portion of available lines of credit (FHLB and Bank of America). Primary liquidity is calculated on a weekly basis and reported as part of the management ALCO reports. The current internal guideline for primary liquidity is 3% to 10% of total assets.

Secondary liquidity is intended as an additional source of funds for the Bank to meet intermediate and long-term cash needs to fund growth expectations and any unexpected funding demands on the Bank. Secondary liquidity consists of un-pledged investment securities available for sale, at current market value, and the un-advanced portion of available borrowing capacity at the FHLB. The current internal guideline for secondary liquidity is 5% to 20% of total assets. As of December 31, 2006, the Bank had total approved borrowing capacity with the Federal Home Loan Bank of Boston of $95.6 million. Total advances outstanding as of December 31, 2006 were $47 million, leaving available borrowing capacity of approximately $48.6 million.

Total liquidity is the combination of the primary and secondary liquidity and is the total measure of the Bank’s growth capacity before the generation of additional deposits. It is the intention of the Bank to cover all foreseeable demands for cash and still maintain a total liquidity ratio of 10% to 25% of total assets.

As of December 31, 2006 the Bank is in compliance with the established internal guidelines, with primary liquidity, secondary liquidity and total liquidity of 7.20%, 12.36% and 19.56% of total assets, respectively.

As an additional source of liquidity the Bank has the ability to use brokered deposits as a source of funds. The Bank monitors the market for these products and if rates warrant they will be considered as an additional source of liquidity. The Bank has established a limit of 10% of deposits as a maximum level of such deposits. As of December 31, 2006 the Bank had no brokered certificates of deposit.

The primary function of liquidity management is to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available-for-sale account as a liquidity resource.

Securities maturing in one year or less amounted to $6.1 million at December 31, 2006; additionally, a minimum amount of contractual payments in the amount of $13.8 million for the mortgage-backed securities portfolio is due within one year at December 31, 2006. At December 31, 2006, $68.3 million of the Bank’s certificates of deposit and $20.0 million in borrowings are expected to mature in one year or less. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity.

Gap Analysis

The Company's objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than +/- 25% of total assets. The Company’s current practices are consistent with these objectives. The Company believes that it is successfully managing its interest rate risk consistent with these goals. Listed below is a gap analysis as of December 31, 2006 by re-pricing date or maturity.

	0-31 Days	1-3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
	(Dollars in thousands)
ASSETS
Investments (1)	$6,388	$2,423	$3,385	$7,706	$51,162	$45,411
Interest bearing demand deposits	1,010	—	—	—	—	—
Total loans	35,940	23,525	9,015	17,539	154,824	64,868

Total earning assets	43,338	25,948	12,400	25,245	205,986	110,279

LIABILITIES
Noninterest bearing deposits	—	—	—	—	—	76,311
Savings	—	—	16,127	—	32,682	—
NOW accounts	—	—	23,732	—	48,182	—
Money market accounts	16,874	28,964	—	—	17,385	16,874
Total time deposits	9,768	22,324	15,822	20,242	11,914	—

Total deposits	26,642	51,288	55,681	20,242	110,163	93,185
Borrowed funds	10,000	5,000	—	5,000	17,000	10,000
Securities sold under agreements to repurchase	16,372	—	—	—	—	—

Total liabilities	53,014	56,288	55,681	25,242	127,163	103,185

Net asset (liability) gap	$(9,676)	$(30,340)	$(43,281)	$3	$78,823	$7,094

Cumulative gap	$(9,676)	$(40,016)	$(83,297)	$(83,294)	$(4,471)	$2,623

% cumulative gap	-2.07%	-8.57%	-17.83%	-17.83%	-0.96%	0.56%

(1)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.

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

The Company notes that a variety of factors could cause the actual results or experience to differ materially from the anticipated results or other expectations described or implied by such forward-looking statements. The risks and uncertainties that may effect the operation, performance, development and results of the Company’s and Bank’s business include the following:

(a)	the risk of adverse changes in business conditions in the banking industry generally and in the specific markets in which the Bank operates;

(b)	changes in the legislative and regulatory environment that negatively impact the Company and Bank through increased operating expenses;

(c)	increased competition from other financial and non-financial institutions;

(d)	the impact of technological advances; and

(e)	other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

Such developments could have an adverse impact on the Company’s and the Bank’s financial position and results of operation.

See “Risk Factors” for further discussion.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s average net interest margin for the year ended December 31, 2006 amounted to 3.80%, in comparison to the 4.10% for the year ended December 31, 2005. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available-for-sale and the flow and mix of deposits.

Asset/Liability Management

The Company’s Asset/Liability Management Committee (the “ALCO Committee”) is comprised of the President and Chief Executive Officer of the Company, the Executive Vice President and Chief Financial Officer, the Executive Vice President and Senior Loan Officer, the Executive Vice President of Retail Banking, the Senior Vice President of Operations, the Senior Vice President and Chief Risk Officer, and various lending, marketing and finance officers. This Committee is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. This Committee meets regularly and sets the rates on deposits and loan products, approves loan pricing strategies, reviews investment transactions and sets other strategic initiatives that relate to balance sheet management and structure as considered necessary. This Asset/Liability Management Committee reports to the Board of Director ALCO Committee, which is comprised of several independent Directors and the President and Chief Executive Officer.

The Company is subject to interest rate risk in the event that interest rates increase or decrease. The two primary measurements of exposure to changes in interest rates, which the Bank manages and monitors closely, are net interest income simulation, using various interest rate scenarios, and rate shocks, and their impact on the economic value of equity, given specific interest rate scenarios.

The Bank works with an independent third party consultant to calculate and review these various measurements. The Board and Management ALCO committees meet with the third party consultant on a quarterly basis to review the results of the current period as measured against established guidelines, trends from previous analyses and the impact of the strategies put in place on actual period over period results and to formulate strategies and direction to comply with established guidelines and to adjust to current economic conditions and direction.

Net Interest Income Simulation

As part of its risk management practices, the Company runs net interest income simulations to determine the impact on net interest income given an increase or decrease in interest rates, as these changes would have an impact on future levels of net interest income. These simulations require that estimates and assumptions be made with respect to deposit pricing; including potential changes in non-maturity core deposits, and reinvestment of cash flows from the loan and investment portfolios given changes in rates both up and down. The results of the most recent simulation are as follows:

	December 31, 2006			December 31, 2005
	Projected net interest income	Change from Year 1 base case		Projected net interest income	Change from Year 1 base case
		$	%		$	%
	(Dollars in thousands)
Year 1 Projections:
Down 200 basis points	$16,817	$(50)	(.30)%	$15,743	$18	0.11%
Base	16,867	—	—	$15,725	—	—
Up 200 basis points	16,411	(456)	(2.70)%	$15,346	(379)	(2.41)%

Year 2 Projections:
Down 200 basis points	$16,624	$(243)	(1.44)%	$15,426	$(299)	(1.90)%
Base	17,439	572	3.39%	$16,151	426	2.71%
Up 200 basis points	16,738	(129)	(.76)%	$16,169	444	2.82%

The increase in projected net interest income from 2005 to 2006 was directly related to the impact of restructuring the investment portfolio during the fourth quarter of 2006 and the future benefit of additional asset growth for the year. The Company also initiated some strategies to reduce its net interest income exposure to stable and/or falling interest rates in the near term. These above changes in net interest income are within the risk tolerance levels established by the Company policies.

Economic Value of Equity

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

As of December 31, 2006, the capital ratio of the Company on an EVE basis, at current rate levels, is 15.07%. Based on the most recent analysis it is estimated that an immediate increase in interest rates of 200 basis points (for example, an increase in the prime rate from 8.25% to 10.25%) would result in an EVE capital ratio of 14.88%. Alternatively, if interest rates were to decrease by 200 basis points, the EVE capital ratio is estimated to be 13.42%. These changes are within the risk tolerance levels established by the Company policies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Board of Directors and Stockholders

Beverly National Corporation

Beverly, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Beverly National Corporation and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly National Corporation and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 22, 2007

83 PINE STREET • WEST PEABODY, MASSACHUSETTS 01960-3635 • TELEPHONE (978) 535-0206 • FACSIMILE (978) 535-9908

smc@shatswell.com                            www.shatswell.com

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in thousands, except per share data)

	2006	2005
ASSETS
Cash and due from banks	$12,954	$13,134
Interest-bearing demand deposits with other banks	1,010	306
Federal funds sold	11,604	—

Cash and cash equivalents	25,568	13,440
Investments in available-for-sale securities (at fair value)	116,181	47,729
Investments in held-to-maturity securities (fair value of $63,895 at December 31, 2005)	—	65,514
Federal Home Loan Bank stock, at cost	3,503	1,872
Federal Reserve Bank stock, at cost	188	188
Loans, net of the allowance for loan losses of $3,044 and $2,514, respectively	302,667	267,256
Premises and equipment	6,285	4,577
Accrued interest receivable	1,840	1,639
Other assets	10,912	10,297

Total assets	$467,144	$412,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$75,751	$78,218
Interest-bearing	277,107	267,594

Total deposits	352,858	345,812
Federal Home Loan Bank advances	47,000	22,900
Securities sold under agreements to repurchase	16,372	11,390
Other liabilities	4,736	3,689

Total liabilities	420,966	383,791

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, par value $2.50 per share; authorized 5,000,000 shares; issued 2,837,240 shares as of December 31, 2006 and 1,993,200 shares as of December 31, 2005; outstanding, 2,726,835 shares as of December 31, 2006 and 1,882,795 shares as of December 31, 2005	7,093	4,983
Paid-in capital	21,772	6,848
Retained earnings	19,694	18,992
Treasury stock, at cost (110,405 shares as of December 31, 2006 and 2005)	(1,495)	(1,495)
Accumulated other comprehensive loss	(886)	(607)

Total stockholders’ equity	46,178	28,721

Total liabilities and stockholders’ equity	$467,144	$412,512

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	2006	2005	2004
Interest and dividend income:
Interest and fees on loans	$18,832	$14,903	$11,639
Interest on debt securities:
Taxable	4,313	4,073	4,113
Tax-exempt	111	90	70
Dividends on marketable equity securities	306	27	11
Other interest	180	199	95

Total interest and dividend income	23,742	19,292	15,928

Interest expense:
Interest on deposits	5,784	4,089	2,375
Interest on other borrowed funds	2,635	327	219

Total interest expense	8,419	4,416	2,594

Net interest and dividend income	15,323	14,876	13,334
Provision for loan losses	590	585	560

Net interest and dividend income after provision for loan losses	14,733	14,291	12,774

Noninterest income:
Income from fiduciary activities	1,816	1,738	1,726
Fees from sale of non-deposit products	225	241	114
Service charges on deposit accounts	549	568	614
Other deposit fees	791	583	584
Loss (gain) on sales and calls of available-for-sale securities, net	(509)	—	75
Gain on sales of loans, net	—	13	56
Gain on sale of real estate	—	—	317
Income on cash surrender value of life insurance	218	209	218
Other income	864	840	587

Total noninterest income	3,954	4,192	4,291

Noninterest expense:
Salaries and employee benefits	8,928	9,226	7,931
Director fees	315	307	261
Occupancy expense	1,355	1,367	1,107
Equipment expense	822	683	665
Data processing fees	859	836	843
Marketing and public relations	448	381	437
Professional fees	745	884	715
Other expense	1,559	1,406	1,499

Total noninterest expense	15,031	15,090	13,458

Income before income taxes	3,656	3,393	3,607
Income taxes	1,110	1,000	1,107

Net income	$2,546	$2,393	$2,500

Earnings per common share	$1.12	$1.28	$1.35

Earnings per common share, assuming dilution	$1.10	$1.24	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2003	$4,862	$6,281	$17,074	$(1,528)	$(447)	$26,242
Comprehensive income:
Net income	—	—	2,500	—	—	—
Other comprehensive income, net of tax effect	—	—	—	—	317	—
Comprehensive income	—	—	—	—	—	2,817
Tax benefit for stock options	—	170	—	—	—	170
Stock award (500 shares from treasury stock)	—	6	—	7	—	13
Dividends declared ($0.80 per share)	—	—	(1,477)	—	—	(1,477)
Sale of 27,478 shares of common stock on exercise of stock options	69	158	—	—	—	227
Reissuance of treasury stock under stock option plan (1,260 shares)	—	3	—	17	—	20

Balance, December 31, 2004	4,931	6,618	18,097	(1,504)	(130)	28,012
Comprehensive income:
Net income	—	—	2,393	—	—	—
Other comprehensive loss, net of tax effect	—	—	—	—	(477)	—
Comprehensive income	—	—	—	—	—	1,916
Tax benefit for stock options	—	65	—	—	—	65
Stock award (500 shares of treasury stock)	—	6	—	7	—	13
Dividends declared ($0.80 per share)	—	—	(1,498)	—	—	(1,498)
Sale of 20,843 shares of common stock on exercise of stock options	52	159	—	—	—	211
Reissuance of treasury stock under stock option plan (120 shares)	—	—	—	2	—	2

Balance, December 31, 2005	4,983	6,848	18,992	(1,495)	(607)	28,721
Comprehensive income:
Net income	—	—	2,546	—	—	—
Other comprehensive loss, net of tax effect	—	—	—	—	(279)	—
Comprehensive income	—	—	—	—	—	2,267
Tax benefit for stock options	—	98	—	—	—	98
Stock award (500 shares)	1	11	—	—	—	12
Dividends declared ($0.80 per share)	—	—	(1,844)	—	—	(1,844)
Sale of 38,540 shares of common stock on- exercise of stock options	96	430	—	—	—	526
Stock offering (issued 805,000 shares of common stock)	2,013	14,349	—	—	—	16,362
Stock-based compensation expense	—	36	—	—	—	36

Balance, December 31, 2006	$7,093	$21,772	$19,694	$(1,495)	$(886)	$46,178

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

(continued)

Reclassification disclosure for the years ended December 31:

	2006	2005	2004
Unrealized gains (losses) on securities
Net unrealized holding gain (loss) on available-for-sale securities	$306	$(802)	$611
Net unrealized loss transferred from held-to-maturity securities	(1,026)	—	—
Reclassification adjustment for realized losses (gains) in net income	509	—	(75)

	(211)	(802)	536
Income tax benefit (expense)	50	325	(219)

	(161)	(477)	317

Adjustment to initially apply FASB Statement No. 158	(200)	—	—
Income tax benefit	82	—	—

	(118)	—	—

Other comprehensive (loss) income, net of tax	$(279)	$(477)	$317

Accumulated other comprehensive loss consists of the following as of December 31:

	2006	2005	2004
Net unrealized holding losses on available-for-sale securities, net of taxes	$(768)	$(607)	$(130)
Adjustment to initially apply FASB Statement No. 158, net of tax	(118)	—	—

	$(886)	$(607)	$(130)

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$2,546	$2,393	$2,500
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in mortgages held-for-sale	—	447	(447)
Decrease in mortgage servicing rights	42	67	51
Depreciation and amortization	652	654	610
Stock awards	12	13	13
Stock-based compensation	36	—	—
Loss (gain) on sales and calls of available-for-sale investments, net	509	—	(75)
Provision for loan losses	590	585	560
Deferred tax (benefit) expense	(254)	(535)	362
(Increase) decrease in taxes receivable	(61)	(50)	46
Increase in interest receivable	(199)	(283)	(113)
Increase (decrease) in interest payable	373	185	(6)
Increase (decrease) in accrued expenses	101	881	(159)
Decrease (increase) in prepaid expenses	54	137	(208)
Decrease in taxes payable	—	—	(45)
(Decrease) increase in other liabilities	(157)	141	(32)
(Increase) decrease in other assets	(34)	30	5
Increase in cash surrender value of life insurance	(218)	(209)	(218)
Decrease in RABBI Trust trading securities	86	105	162
Amortization of securities, net	282	339	699
Gain on sale of real estate	—	—	(317)
Change in deferred loan costs, net	(49)	14	(4)

Net cash provided by operating activities	4,311	4,914	3,384

Cash flows from investing activities:
Purchases of available-for-sale securities	(66,495)	(12,714)	(24,271)
Proceeds from sales of available-for-sale securities	44,368	—	12,744
Proceeds from maturities of available-for-sale securities	14,063	8,011	28,493
Purchases of held-to-maturity securities	—	(1,000)	(13,595)
Proceeds from maturities of held-to-maturity securities	4,595	6,148	20,496
Purchases of Federal Home Loan Bank stock	(1,631)	—	(830)
Purchase of Federal Reserve Bank stock	—	(45)	—
Loan originations and principal collections, net	(29,745)	(24,178)	(59,357)
Recoveries of loans previously charged off	7	156	80
Purchase of loans	(6,157)	(9,203)	(1,500)
Capital expenditures	(2,360)	(414)	(1,808)
Proceeds from sales of assets	—	—	524
Purchase of life insurance policies	—	—	(4,789)
Premiums paid on life insurance policies	—	(67)	(67)

Net cash used in investing activities	(43,355)	(33,306)	(43,880)

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

(continued)

	2006	2005	2004
Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(4,825)	(784)	28,898
Net increase (decrease) in time deposits	11,871	9,461	(29)
Advances from Federal Home Loan Bank	37,000	22,900	—
Payments on Federal Home Loan Bank advances	(4,300)	—	—
Net decrease in short-term Federal Home Loan Bank advances	(8,600)	—	—
Increase in securities sold under agreements to repurchase	4,982	894	553
Proceeds from exercise of stock options	526	213	247
Proceeds stock offering (total proceeds of $16,812, less offering costs of $450)	16,362	—	—
Dividends paid	(1,844)	(1,498)	(1,477)

Net cash provided by financing activities	51,172	31,186	28,192

Net increase (decrease) in cash and cash equivalents	12,128	2,794	(12,304)
Cash and cash equivalents at beginning of year	13,440	10,646	22,950

Cash and cash equivalents at end of year	$25,568	$13,440	$10,646

Supplemental disclosures:
Interest paid	$8,046	$4,231	2,600
Income taxes paid	1,425	1,585	744
Transfer from held-to-maturity securities to available-for-sale securities	60,896	—	—
Due to broker	473	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

NOTE 1—NATURE OF OPERATIONS

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

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and Cabot Street Realty Trust and the Bank’s wholly-owned subsidiaries, Beverly Community Development Corporation, Hannah Insurance Agency, Inc. and Beverly National Security Corporation. Cabot Street Realty Trust was formed for the purpose of real estate development. Beverly Community Development Corporation was formed to provide loans to small businesses and individuals in low income census tracts. Hannah Insurance Agency, Inc. was formed to market life insurance, disability insurance and long term care products. During 2004 the Company dissolved one of its subsidiaries, Cabot Street Realty Trust. Beverly National Security Corporation was established for the exclusive purpose of buying, selling or holding securities. During 2004 the Bank dissolved one of its subsidiaries, Beverly Community Development Corporation. During 2006 the Bank dissolved another one of its subsidiaries, Hannah Insurance Company. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing demand deposit accounts with other banks and federal funds sold.

Cash and due from banks as of December 31, 2006 and 2005 includes $470 and $3,096, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

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

STOCK BASED COMPENSATION:

At December 31, 2006, the Company has five stock-based employee compensation plans which are described more fully in Note 10. The Company accounts for the plans under SFAS No. 123(R) “Share-Based Payment.” During the year ended December 31, 2006, $36 in stock-based employee compensation expense was recognized. Prior to January 2006, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost had been recognized for its fixed stock option plans. In addition, $12, $13 and $13 of compensation cost was recognized in 2006, 2005 and 2004, respectively, for annual stock awards of 500 shares to an executive officer under his employment agreement. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment,” to stock-based employee compensation.

	Years Ended December 31
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$2,393	$2,500
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	48	48

Pro forma net income	$2,345	$2,452

Earnings per share:
Basic—as reported	$1.28	$1.35
Basic—pro forma	$1.25	$1.33
Diluted—as reported	$1.24	$1.30
Diluted—pro forma	$1.21	$1.27

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and other Postretirement Plans—an amendment of FASB Statements No 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires 1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer’s balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

The following table illustrates the incremental effect of applying FASB Statement No. 158 on individual line items in the statement of financial position as of December 31, 2006:

	Before application of Statement 158	Adjustments	After application of Statement 158
Deferred income taxes	$2,328	$82	$2,410
Total assets	467,062	82	467,144
Liability for pension benefits	1,971	200	2,171
Total liabilities	420,766	200	420,966
Accumulated other comprehensive loss	(768)	(118)	(886)
Total stockholders’ equity	46,296	(118)	46,178

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position, results of operations or cash flows.

NOTE 3—INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
December 31, 2006:
Debt securities issued by U.S. government corporations and agencies	$13,000	$14	$71	$12,943
Debt securities issued by states of the United States and political subdivisions of the states	9,730	2	75	9,657
Debt securities issued by foreign governments	400	—	5	395
Corporate debt securities	1,451	—	—	1,451
Trust preferred securities	9,529	—	49	9,480
Marketable equity securities	4,692	4	13	4,683
Mortgage-backed securities	78,613	118	1,159	77,572

	$117,415	$138	$1,372	$116,181

December 31, 2005:
Debt securities issued by U.S. government corporations and agencies	$13,494	$—	$355	$13,139
Debt securities issued by states of the United States and political subdivisions of the states	975	—	29	946
Corporate debt securities	4,999	—	29	4,970
Trust preferred securities	3,415	20	—	3,435
Marketable equity securities	1,374	188	9	1,553
Mortgage-backed securities	24,495	—	809	23,686

	$48,752	$208	$1,231	$47,729

Held-to-maturity securities:
December 31, 2005:
Debt securities issued by U.S. government corporations and agencies	$39,013	$—	$841	$38,172
Debt securities issued by states of the United States and political subdivisions of the states	1,927	3	9	1,921
Debt securities issued by foreign governments	400	—	1	399
Mortgage-backed securities	24,174	—	771	23,403

	$65,514	$3	$1,622	$63,895

The scheduled maturities of debt securities and trust preferred securities were as follows as of December 31, 2006:

Available-for-Sale Fair Value
Due within one year	$1,451
Due after one year through five years	13,585
Due after five years through ten years	2,357
Due in more than ten years	16,534
Mortgage-backed securities	77,572

$111,499

Proceeds from sales of available-for-sale securities in 2006, 2005 and 2004 amounted to $44,368, $0 and $12,744, respectively. Gross realized gains and losses in the year ended December 31, 2006 were $258 and $767, respectively. The tax benefit applicable to these net realized losses amounted to $181 for the year ended December 31, 2006. Gross realized gains and losses in the year ended December 31, 2005 were $0 and $0, respectively. Gross realized gains and losses in the year ended December 31, 2004 were $73 and $0, respectively. The tax expense applicable to the realized gains amounted to $30 for the year ended December 31, 2004.

During 2006, the amortized cost of held-to-maturity securities that was transferred to available-for-sale amounted to $58,870, and the related unrealized loss amounted to $1,026. Held-to-maturity securities were transferred to the available-for-sale category to reposition the investment portfolio and provide greater flexibility in the future. The Company does not intend to hold held-to-maturity securities in the future.

As of December 31, 2006, there were no securities that exceeded 10% of stockholders’ equity.

Total carrying amounts of $59,042 and $49,660 of securities were pledged to secure treasury tax and loan, trust funds and public funds on deposit, and securities sold under agreements to repurchase as of December 31, 2006 and 2005, respectively.

In connection with its supplemental retirement plan described in Note 11, the Company set up a RABBI Trust which includes trading securities. The RABBI Trust is included in other assets on the consolidated balance sheets. The portion of trading (losses) gains for the years ended December 31, 2006 and 2005 that relates to trading securities still held at year end amounted to $6 and $(2), respectively. The fair value of trading securities held in the RABBI Trust as of December 31, 2006 and 2005 was $410 and $496, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2006:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities issued by U.S. government corporations and agencies	$3,993	$7	$4,936	$64	$8,929	$71
Debt securities issued by states of the United States and political subdivisions of the states	6,377	70	399	5	6,776	75
Debt securities issued by foreign governments	—	—	395	5	395	5
Trust preferred securities	5,480	49	—	—	5,480	49
Marketable equity securities	—	—	518	13	518	13
Mortgage-backed securities	28,296	156	38,107	1,003	66,403	1,159

Total temporarily impaired securities	$44,146	$282	$44,355	$1,090	$88,501	$1,372

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2006 consist of debt and mortgage-backed securities issued by U.S. government corporations and agencies with strong credit ratings. The unrealized losses in the above table are attributable to changes in market interest rates. Company management does not intend to sell these securities in the near term future and therefore the unrealized losses are determined to be not other than temporary.

NOTE 4—LOANS

Loans consisted of the following as of December 31:

	2006	2005
Commercial, financial and agricultural	$48,201	$42,034
Real estate—construction and land development	20,890	16,413
Real estate—residential	106,930	98,007
Real estate—commercial	112,237	98,761
Consumer	3,102	4,949
Other	13,664	8,968

	305,024	269,132
Allowance for loan losses	(3,044)	(2,514)
Deferred loan costs, net	687	638

Net loans	$302,667	$267,256

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2006	2005	2004
Balance at beginning of period	$2,514	$2,181	$2,183
Loans charged off	(10)	(408)	(642)
Provision for loan losses	590	585	560
Recoveries of loans previously charged off	7	156	80
Transfer portion for unfunded commitments to other liabilities	(57)	—	—

Balance at end of period	$3,044	$2,514	$2,181

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2006. Total loans to such persons and their companies amounted to $266 as of December 31, 2006. During 2006 principal payments and advances totaled $36 and $84, respectively.

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

	2006	2005
Total nonaccrual loans	$16	$2

Accruing loans which are 90 days or more overdue	$—	$—

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows:

	December 31,
	2006		2005
	Recorded Investment In Impaired Losses	Related Allowance For Credit Loans	Recorded Investment In Impaired Losses	Related Allowance For Credit Loans
Loans for which there is a related allowance for credit losses	$—	$—	$2	$2
Loans for which there is no related allowance for credit losses	—	—	—	—

Totals	$—	$—	$2	$2

		2006	2005	2004
Average recorded investment in impaired loans during the year ended December 31		$12	$85	$654

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

		2006	2005	2004
Total recognized		$—	$—	$12

Amount recognized using a cash-basis method of accounting		$—	$—	$12

Loans serviced for others are not included in the accompanying balance sheets. As of December 31, 2006 and 2005 the unpaid principal balances of loans serviced for others were $31,879 and $32,379, respectively.

Changes in mortgage servicing rights, which are included in other assets, were as follows for the years ended December 31:

	2006	2005	2004
Balance at beginning of period	$135	$202	$253
Capitalized mortgage servicing rights	—	—	19
Amortization	(42)	(67)	(70)

Balance at end of period	$93	$135	$202

No valuation allowance for the carrying amount of mortgage servicing rights at December 31, 2006 and 2005 was recorded because management estimated that there was no impairment in the carrying amount of those rights. The fair values of these rights approximated their carrying amount.

NOTE 5—PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2006	2005
Land	$364	$364
Buildings	4,260	4,191
Furniture and equipment	5,024	4,628
Leasehold improvements	4,909	3,080
Construction in progress	87	21

	14,644	12,284
Accumulated depreciation and amortization	(8,359)	(7,707)

	$6,285	$4,577

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $652, $654 and $610, respectively.

NOTE 6—DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100 or more was $26,461 and $16,490 as of December 31, 2006 and 2005, respectively.

For time deposits as of December 31, 2006, the scheduled maturities for the years ended December 31, are:

2007	$68,136
2008	9,380
2009	1,528
2010	834
2011	192

$80,070

Deposits from related parties held by the Company as of December 31, 2006 and 2005 amounted to $4,926 and $1,764, respectively.

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

Maturities of advances form the FHLB for the years ending after December 31, 2006 are summarized as follows:

2007	$22,214
2008	12,332
2009	2,454
Thereafter	10,000

Totals	$47,000

At December 31, 2006 the following advances from the FHLB were redeemable at par at the option of the FHLB:

Maturity Date	Optional Redemption Date	Amount
October 10, 2013	October 10, 2007 and quarterly thereafter	$5,000,000
December 1, 2016	June 1, 2007 and quarterly thereafter	5,000,000

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other qualified assets.

At December 31, 2006, the interest rates on FHLB advances ranged from 3.99% to 5.28%. At December 31, 2006, the weighted average interest rate on FHLB advances was 4.91%.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The securities sold under agreements to repurchase as of December 31, 2006 are securities sold on a short term basis by the Bank that have been accounted not as sales but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. Government Corporations and debt securities issued by states of the United States and political subdivisions of the states. The securities were held in the Bank's safekeeping account at the Federal Reserve Bank under the control of the Bank, and in the Bank’s Trust Department. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 9—INCOME TAXES

The components of the income tax expense are as follows for the years ended December 31:

	2006	2005	2004
Current:
Federal	$1,110	$1,253	$635
State	254	282	110

	1,364	1,535	745

Deferred:
Federal	(192)	(397)	293
State	(62)	(138)	69

	(254)	(535)	362

Total income tax expense	$1,110	$1,000	$1,107

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2006	2005	2004
	% of Income	% of Income	% of Income
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(7.1)	(6.7)	(6.2)
Dividends paid to ESOP	(0.8)	(0.9)	(0.9)
Unallowable expense	0.8	0.3	0.5
State tax, net of federal tax benefit	3.5	2.8	3.3

Effective tax rates	30.4%	29.5%	30.7%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,137	$896
Deferred compensation	773	721
Accrued retirement benefits	150	143
Accrued interest on nonperforming loans	1	22
Accrued pension	215	298
Net unrealized holding loss on available-for-sale securities	466	416
Unrecognized employee benefit costs (SFAS No. 158)	82	—

Gross deferred tax assets	2,824	2,496

Deferred tax liabilities:
Accelerated depreciation	55	123
Loan origination fees and costs, net	294	261
Other adjustments	27	33
Mortgage servicing rights	38	55

Gross deferred tax liabilities	414	472

Net deferred tax asset	$2,410	$2,024

Deferred tax assets as of December 31, 2006 and 2005 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 2006, the Company had no operating loss and tax credit carryovers for tax purposes.

NOTE 10—STOCK COMPENSATION PLANS

In 2005, the Company adopted The 2005 Restricted Stock Plan under which up to 37,000 shares of stock of the Company may be awarded to key employees or directors of the Company. To date, no restricted stock grants have been awarded.

The Company has also adopted five fixed option, stock-based compensation plans. Under the 1996 amended 1987 Incentive Stock Option Plan for Key Employees, the Company may grant up to 97,650 shares, at fair value, to key employees. Under the 1996 Incentive Stock Option Plan for Key Employees, the Company may grant up to 75,390 shares of common stock, at fair value, to key employees. Under the 1998 Incentive Stock Option Plan for Key Employees, the Company may grant up to 63,000 shares of common stock, at fair value, to present and future employees. Under the 1996, 1994 and 1993 amended 1987 Director’s plan, the Company may grant up to 113,400 shares of common stock to present and future directors at prices and exercise terms as determined by the Board of Directors. Under the 1998 amended 2002 Directors’ plan, the Company may grant up to 54,521 shares of common stock to present and future Directors. Under the 1998 Directors’ Plan, stock options are granted at prices and exercise terms as determined by the Board of Directors. In 2002, the 1998 Director’s Stock Option Plan was amended so that all options granted under the plan shall immediately vest in full upon a Director reaching mandatory retirement age and that all options granted shall expire if not exercised within 90 days after the Director’s retirement.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2006, 2005 and 2004 and changes during the years ending on those dates is presented below:

	2006		2005		2004
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	111,149	$14.33	136,963	$13.61	170,091	$12.67
Exercised	(38,540)	13.64	(20,963)	10.16	(28,738)	8.60
Forfeited	(1,155)	14.26	(4,851)	11.99	(4,390)	10.03

Outstanding at end of year	71,454	14.71	111,149	14.33	136,963	13.61

Options exercisable at year-end	62,466	$14.78	88,980	$14.36	94,255	$13.80
Weighted-average fair value of options granted during the year	N/A	N/A	N/A

The following table summarizes information about fixed stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/06	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable as of 12/31/06	Weighted-Average Exercise Price
$8.21	1,273	0.02 years	$8.21	1,273	$8.21
9.67	2,550	0.02 years	9.67	2,550	9.67
13.36 – 13.40	22,526	1.65 years	13.37	18,431	13.36
14.52	9,135	3.07 years	14.52	6,237	14.52
15.69 – 15.76	17,690	1.21 years	15.70	15,695	15.70
16.67	18,280	0.14 years	16.67	18,280	16.67

	71,454	1.25 years	14.71	62,466	14.78

As of December 31, 2006, there was $32,346 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 11—EMPLOYEE BENEFITS OTHER THAN POSTRETIREMENT, MEDICAL AND LIFE INSURANCE BENEFITS

Defined benefit pension plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan (plan).

Effective January 1, 2006, the Company suspended the plan so that participating employees no longer earn additional defined benefits for future services.

The following tables set forth information about the plan, using a measurement date of December 31, as of December 31 and the years then ended:

	2006	2005	2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$7,507	$8,402	$7,720
Service cost	—	386	307
Interest cost	473	548	520
Benefits paid	(353)	(337)	(331)
Actuarial loss	234	573	186
Curtailment gain	—	(2,065)	—

Benefit obligation at end of year	7,861	7,507	8,402

Change in plan assets:
Plan assets at estimated fair value at beginning of year	6,855	6,928	5,715
Employer contribution	—	—	1,093
Actual return on plan assets	860	264	451
Benefits paid	(353)	(337)	(331)

Fair value of plan assets at end of year	7,362	6,855	6,928

Funded status	(499)	(652)	(1,474)
Unrecognized net loss	—	—	860
Unrecognized prior service cost	—	—	798

(Funded status) or (accrued) prepaid benefit cost included in other (liabilities) assets	$(499)	$(652)	$184

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of an unrecognized net gain of $25 as of December 31, 2006.

The accumulated benefit obligation for the defined benefit pension plan was $7,861 and $7,507 at December 31, 2006 and 2005, respectively.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.25% for 2006 and 2005. The rate used for the increase in future compensation levels was 4.50% for 2005.

Components of net periodic cost and other amounts recognized in other comprehensive loss:

	2006	2005	2004
Service cost	$—	$386	$307
Interest cost on benefit obligation	473	548	520
Expected return on assets	(601)	(608)	(512)
Amortization of prior service cost	—	55	55
Amortization of net loss from earlier periods	—	—	—

Net periodic cost	(128)	381	370
Curtailment gain	—	(288)	—
Recognition of prior service cost	—	743	—

Total plan (income) expense	(128)	836	370

Other changes in benefit obligations recognized in other comprehensive loss:
Unrecognized net gain	(25)	—	—

Total recognized in other comprehensive loss	(25)	—	—

Total recognized in plan (income) expense and other comprehensive loss	$(153)	$836	$370

The estimated unrecognized net gain that is expected to be recognized in net income in 2007 is $0.

For the years ended December 31, 2006, 2005 and 2004, the assumptions used to determine the net periodic cost are as follows:

	Years Ended December 31,
	2006	2005	2004
Discount rate	6.25%	6.25%	6.75%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Annual salary increase	N/A	4.50%	4.50%

The expected long-term rate of return on plan assets for the pension plan is based on historical returns on plan assets, current and future asset allocations, and Company management’s outlook for long-term interest rates.

Plan Assets

The Company’s pension plan asset allocations by asset category are as follows:

	December 31, 2006		December 31, 2005
	Fair Value	Percent	Fair Value	Percent
Accrued income	$18	0.2%	$25	0.3%
Beverly National Bank money market account	597	8.1	588	8.6
Fixed income securities	1,687	22.9	1,974	28.8
Equity securities	5,060	68.8	4,268	62.3

Total	$7,362	100.0%	$6,855	100.0%

Except for the money market account, there were no securities of the Company and related parties included in plan assets as of December 31, 2006 and 2005.

The plan’s investments are managed in accordance with the Bank’s Trust Department investment management policies and procedures. To achieve the Company’s investment objectives, assets within the plan are allocated among a number of asset classes to ensure a proper level of diversification, risk, return and liquidity. The plan’s investment portfolio is managed under a “balanced” asset allocation objective, and as of December 31, 2006 the allocation guidelines are as follows:

	Range	Long-Term Target
Equity securities	65% to 75%	70%
Fixed income securities	25% to 35%	30%

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and in the aggregate five years thereafter:

2007	$339
2008	357
2009	387
2010	419
2011	416
2012 – 2016	2,339

The Company does not expect to make a contribution to its pension plan in 2007.

Supplemental Retirement Plan

On December 24, 1996 the Company adopted a Supplemental Retirement Plan for two executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Company’s retirement plan for employees.

The following tables set forth information about the plan as of December 31 and the years then ended:

	2006	2005	2004
Changes in projected benefit obligation:
Benefit obligation at beginning of year	$1,251	$1,251	$1,266
Interest cost	78	84	89
Benefit paid	(123)	(123)	(123)
Actuarial (gain) loss	(2)	39	19

Benefit obligation at end of year	1,204	1,251	1,251
Plan assets	—	—	—

Funded status	(1,204)	(1,251)	(1,251)
Unrecognized net loss	N/A	164	146

Funded status/accrued pension cost included in other liabilities	$(1,024)	$(1,087)	$(1,105)

Amounts recognized in accumulated other comprehensive loss, before tax effect, consists of an unrecognized net loss of $123 as of December 31, 2006.

The accumulated benefit obligation for the supplemental retirement plan was $1,202 and $1,251 at December 31, 2006 and 2005, respectively.

	2006	2005	2004
Components of net periodic cost:
Interest cost	$78	$84	$89
Amortization of unrecognized net loss	39	21	1

Net periodic pension cost	117	105	90

Other changes in benefit obligations recognized in other comprehensive loss:
Unrecognized net loss	123	—	—

Total recognized in other comprehensive loss	123	—	—

Total recognized in net periodic benefit cost and other comprehensive loss	$240	$105	$90

The estimated unrecognized loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2007 is $3.

The discount rate and estimated pay increases used in determining the projected benefit obligation and net periodic pension cost were 6.25% and 0% for 2006, 6.25% and 0% for 2005 and 6.75% and 0.0% for 2004, respectively.

Estimated future benefit payments are as follows:

2007	$123
2008	123
2009	123
2010	123
2011	123
2012 – 2016	616

Certain assets of the Company, consisting of U.S. Government obligations, corporate bonds, equity instruments and life insurance policies, are in a Rabbi Trust. The Rabbi Trust is used to assist in the administration of the plan and is subject to the claims of creditors in the case of insolvency. The fair value of the assets in the Rabbi Trust amounted to $964 and $1,042 at December 31, 2006 and 2005, respectively. Such assets did not include any securities of the Company. See Note 3.

The supplemental retirement agreements under the plan provide that the officers do not have any right, title or interest in or to any specified assets of the Company, or any trust or escrow arrangement. In connection with the agreements, the Company established two trust agreements. The trustee of the trusts is another bank.

Salary Continuation Agreement

In 2003, the Company adopted a Salary Continuation Agreement for its chief executive officer. The agreement provides nonfunded retirement benefits for twenty years upon termination of employment on or after the normal retirement age. Upon a change in control, as defined in the agreement, the retirement benefits commence on the month following the executive’s normal retirement age. The agreement is unfunded and the Bank is the fiduciary and administrator.

As of December 31, 2006 and 2005, the liability for the agreement was $276 and $190, respectively. Expense for the agreement amounted to $86, $79 and $75, respectively, for the years ending December 31, 2006, 2005 and 2004.

Defined contribution plan

The Bank has a 401(k) profit sharing plan whereby substantially all employees participate in the plan. In the plan, the Bank’s matching contribution is 4.5% of compensation. Beginning on January 1, 2006 all eligible participants also receive a Bank contribution equal to two percent of compensation. Total contributions under this Plan amounted to $364 for 2006, $210 for 2005 and $167 for 2004, respectively.

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

The Company makes annual contributions to the ESOP in amounts determined by the board of directors, subject to a limitation based on earnings and capital of the Company. Such contributions are first made to permit required payments of amounts due under any acquisition loans. Dividends received by the ESOP on shares of the Company owned by the ESOP are used to repay any acquisition loans or are credited to the accounts of allocated shares. The ESOP may borrow money to purchase shares of the Company. The shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Any debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. There was no ESOP compensation expense during 2006, 2005 or 2004. In 2006, the ESOP purchased 4,400 shares of the Company. No money was borrowed to fund the purchase.

The ESOP shares were as follows as of December 31:

	2006	2005
Allocated shares	106,875	105,622

Total ESOP shares	106,875	105,622

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

NOTE 12—POSTRETIREMENT BENEFITS OTHER THAN PENSION

The Company provides postretirement medical and life insurance benefits for retired employees. The Company follows the accounting guidance of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension.” The Company funds medical and life insurance benefit costs on a pay-as-you-go basis. Participation in this plan was frozen in 1993 to include only individuals who met certain age and service requirements. The program was adjusted in 2003 to cap the reimbursement of the Medicare Part B rate at the 2003 level for medical reimbursement and discontinue the dental coverage subsidy for all participants.

The following tables set forth information about the plan, using a measurement date of December 31, as of December 31 and the years then ended:

	2006	2005	2004
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$479	$521	$559
Plan amendment	—	—	(22)
Service cost	4	2	2
Interest cost	29	31	36
Actuarial gain	8	(27)	(2)
Benefits paid	(52)	(48)	(52)

Benefit obligation at end of year	468	479	521

Fair value of plan assets at end of year	—	—	—

Funded status	(468)	(479)	(521)
Unrecognized net actuarial gain	N/A	(98)	(76)
Unrecognized transition obligation	N/A	219	250

Funded status/accrued benefit cost included in other liabilities	$(468)	$(358)	$(347)

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of:

December 31, 2006
Transition obligation	$189
Net actuarial gain	(87)

$102

Components of net periodic cost and other amounts recognized in other comprehensive loss:

	2006	2005	2004
Service cost	$4	$2	$2
Interest cost on benefit obligation	29	31	35
Amortization of transition obligation	31	31	31
Amortization of actuarial gain	(3)	(5)	(1)

Net periodic cost	61	59	67

Other changes in benefit obligations recognized in other comprehensive loss:
Transition obligation	189	—	—
Net actuarial gain	(87)	—	—

Total recognized in other comprehensive loss	102	—	—

Total recognized in net periodic benefit cost and other comprehensive loss	$163	$59	$67

The estimated net gain and transition obligation that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2007 are $3 and $31, respectively.

	2006	2005	2004
Assumptions:
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	6.25%	6.25%	6.75%
Weighted-average assumption used to determine net periodic cost for years ended December 31:
Discount rate	6.25%	6.75%	7.00%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	N/A	N/A	N/A
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	N/A
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A

Assumed health care cost trend rates have no effect on the amounts reported for the health care plan.

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and in the aggregate the five years thereafter:

2007	$53
2008	51
2009	49
2010	46
2011	44
2012 – 2016	189

NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated under various lease agreements covering branch offices and ATM locations. The terms expire between June 30, 2007 and December 31, 2028. Options to renew for additional terms are included under the operating lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2006:

2007	$648
2008	671
2009	676
2010	638
2011	633
Years thereafter	6,814

Total minimum lease payments	$10,080

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $541 for 2006, $510 for 2005 and $345 for 2004.

The Company entered into an agreement with a data processing services provider. Under the agreement, the Company is obligated to pay monthly minimum processing fees equal to $16 through February 2009 and the Company may cancel the agreement at any time, provided the Company pays a termination fee equal to forty percent (40%) of the Estimated Remaining Value as defined in the agreement.

NOTE 14—FINANCIAL INSTRUMENTS

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

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2006 and 2005, the maximum potential amount of the Company’s obligation was $509 and $930, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Company's financial instruments are as follows as of December 31:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,568	$25,568	$13,440	$13,440
Trading securities	410	410	496	496
Available-for-sale securities	116,181	116,181	47,729	47,729
Held-to-maturity securities	—	—	65,514	63,895
Federal Home Loan Bank stock	3,503	3,503	1,872	1,872
Federal Reserve Bank stock	188	188	188	188
Loans, net	302,667	300,352	267,256	265,909
Accrued interest receivable	1,840	1,840	1,639	1,639
Financial liabilities:
Deposits	352,858	353,138	345,812	345,809
Federal Home Loan Bank advances	47,000	46,858	22,900	22,900
Securities sold under agreements to repurchase	16,372	16,372	11,390	11,390

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for trading securities which are included in other assets on the consolidated balance sheets. Accounting policies related to financial instruments are described in Note 2.

	2006	2005
Commitments to originate loans	$805	$2,787
Standby letters of credit	509	930
Unadvanced portions of loans:
Consumer	1,851	2,486
Home equity	25,351	24,760
Commercial lines of credit	19,351	24,447
Commercial construction	8,785	11,991
Residential construction	166	123

	$56,818	$67,524

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 15—SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company’s business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 16—REGULATORY MATTERS

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. As of December 31, 2006 the Bank could declare dividends up to $3,197, without the approval of the Comptroller of the Currency.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
Consolidated	$50,147	15.35%	$26,139	>8.0%	N/A
Beverly National Bank	43,676	13.47	25,933	>8.0	$32,417	>10.0%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	47,047	14.40	13,069	>4.0	N/A
Beverly National Bank	40,576	12.52	12,967	>4.0	19,450	>6.0

Tier 1 Capital (to Average Assets):
Consolidated	47,047	10.81	17,408	>4.0	N/A
Beverly National Bank	40,576	9.37	17,330	>4.0	21,662	>5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$31,818	11.19%	$22,754	>8.0%	N/A
Beverly National Bank	29,528	10.47	22,568	>8.0	$28,210	>10.0%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	29,304	10.31	11,377	>4.0	N/A
Beverly National Bank	27,014	9.58	11,284	>4.0	16,926	>6.0

Tier 1 Capital (to Average Assets):
Consolidated	29,304	6.84	17,154	>4.0	N/A
Beverly National Bank	27,014	6.75	16,005	>4.0	20,006	>5.0

NOTE 17—EARNINGS PER SHARE (EPS)

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2006
Basic EPS
Net income and income available to common stockholders	$2,546	2,269,664	$1.12
Effect of dilutive securities, options	—	35,368

Diluted EPS
Income available to common stockholders and assumed conversions	$2,546	2,305,032	$1.10

Year ended December 31, 2005
Basic EPS
Net income and income available to common stockholders	$2,393	1,873,280	$1.28
Effect of dilutive securities, options	—	59,550

Diluted EPS
Income available to common stockholders and assumed conversions	$2,393	1,932,830	$1.24

Year ended December 31, 2004
Basic EPS
Net income and income available to common stockholders	$2,500	1,846,249	$1.35
Effect of dilutive securities, options	—	80,139

Diluted EPS
Income available to common stockholders and assumed conversions	$2,500	1,926,388	$1.30

NOTE 18—RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 19—PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements presented are for the Beverly National Corporation (Parent Company Only) and should be read in conjunction with the consolidated financial statements.

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in thousands, except per share data)

	2006	2005
ASSETS
Cash	$674	$54
Money market deposit account at Beverly National Bank	3,669	—

Cash and cash equivalents	4,343	54
Investment in Beverly National Bank	39,711	26,319
Investment in available-for-sale securities (at fair value)	1,096	1,052
Premises and equipment	1,452	1,535
Accounts receivable from subsidiaries	—	65
Interest receivable	4	6
Other assets	19	—

Total assets	$46,625	$29,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued and deferred taxes	$253	$270
Accrued audit expense	30	31
Accounts payable to subsidiaries	155	—
Other liabilities	9	9

Total liabilities	447	310

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, par value $2.50 per share; authorized 5,000,000 shares; issued 2,837,240 shares as of December 31, 2006 and 1,993,200 shares as of December 31, 2005; outstanding, 2,726,835 shares as of December 31, 2006, 1,882,795 shares as of December 31, 2005	7,093	4,983
Paid-in capital	21,772	6,848
Retained earnings	19,694	18,992
Treasury stock, at cost (110,405 shares as of December 31, 2006 and 2005)	(1,495)	(1,495)
Accumulated other comprehensive loss	(886)	(607)

Total stockholders’ equity	46,178	28,721

Total liabilities and stockholders’ equity	$46,625	$29,031

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Interest and dividend income:
Interest on taxable investment securities	$35	$15	$7
Dividends on marketable equity securities	10	10	9
Interest on money market account	56	—	—
Interest on loans and receivables from subsidiaries	—	—	35
Dividends from Beverly National Bank	755	1,495	1,474

Total interest and dividend income	856	1,520	1,525

Other income:
Rental income	270	248	36
Gain on sale of available-for-sale securities	258	—	—

Total other income	528	248	36

Expenses:
Occupancy expense	131	146	17
Professional fees	27	73	66
Other expense	46	40	39

Total expenses	204	259	122

Income before income tax expense (benefit) and equity in undistributed net income of subsidiaries	1,180	1,509	1,439
Income tax expense (benefit)	159	(27)	(46)

Income before equity in undistributed net income of subsidiaries	1,021	1,536	1,485

Equity in undistributed net income of subsidiaries:
Beverly National Bank	1,525	857	815
Cabot Street Realty Trust	—	—	200

Total equity in undistributed net income of subsidiaries	1,525	857	1,015

Net income	$2,546	$2,393	$2,500

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$2,546	$2,393	$2,500
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiaries	(1,525)	(857)	(1,015)
Gain on sales of available-for-sale securities	(258)	—	—
(Decrease) increase in accrued expenses and other liabilities	(1)	8	11
Depreciation expense	87	91	17
Decrease in dividend receivable	—	—	1
Change in accounts receivable from subsidiaries	65	(46)	8
Increase in prepaid expenses	(19)	—	—
Increase in due to affiliates	155	—	—
Stock award	12	13	13
Change in accrued and deferred taxes	156	26	573
Decrease (increase) in interest receivable	2	(5)	(1)

Net cash provided by operating activities	1,220	1,623	2,107

Cash flows from investing activities:
Purchases of available-for-sale securities	(610)	(290)	(1,005)
Proceeds from sales of available-for-sale securities	639	—	1,059
Additional investment in subsidiary	(12,000)	—	(1,545)
Loan originations and principal collections, net	—	—	624
Capital expenditures	(4)	(5)	—

Net cash used in investing activities	(11,975)	(295)	(867)

Cash flows from financing activities:
Proceeds from exercise of stock options	526	213	247
Proceeds from stock offering	16,362	—	—
Dividends paid	(1,844)	(1,498)	(1,477)

Net cash provided by (used in) financing activities	15,044	(1,285)	(1,230)

Net increase in cash and cash equivalents	4,289	43	10
Cash and cash equivalents at beginning of year	54	11	1

Cash and cash equivalents at end of year	$4,343	$54	$11

Supplemental disclosure:
Income taxes paid (received)	$3	$(53)	$(619)

The Parent Company Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004, and therefore are not reprinted here.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the Company’s two (2) most recent fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer concluded that based upon an evaluation as of December 31, 2006, as required by 13a-15(b), the Company’s disclosure controls and procedures as defined in 13a-15(e) are effective and designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based solely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

During the fourth quarter ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors and Executive Officers of the Registrant required by this Item pursuant to Item 401 of Regulation S-K is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections “Election of Directors” and “Executive Officers,” and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is omitted from this report on Form 10-K and is contained in the Bank’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Compliance with Section 16(a) of the Exchange Act: Beneficial Ownership Reporting,” and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(c)(3) of Regulation S-K regarding material changes, if any, to procedures by which shareholders may recommend nominees to the Board, is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Deadline for Submitting Shareholder Proposals,” and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(d)(4) and Item 407(d)(5) of Regulation S-K regarding the audit committee and audit committee financial expert(s), respectively, is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Corporate Governance,” and the information included therein is incorporated by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s Chief (Principal) Executive Officer and Chief (Principal) Financial Officer. Any person, without charge, upon request, may obtain such Code of Ethics by writing to Michael O. Gilles, Beverly National Corporation, 240 Cabot Street, Beverly, Massachusetts 01915.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item pursuant to Item 402 of Regulation S-K regarding Directors and Executive Compensation, including the Compensation Discussion & Analysis, is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections “Board Compensation” and “Executive Compensation,” and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(e)(4) of Regulation S-K is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Compensation Committee Interlocks and Insider Participation,” and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(e)(5) is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Compensation and Benefits Committee Report,” and the information included therein is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item pursuant to Item 403 of Regulation S-K regarding Security Ownership of Certain Beneficial Owners and Management is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Security Ownership of Directors, Nominees and Executive Officers” and “Security Ownership of Certain Beneficial Owners”, and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Equity Compensation Plan Information,” and the information included therein is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item pursuant to Item 404 of Regulation S-K regarding Certain Relationships and Related Transactions is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Transactions with Related Persons, Promotors and Certain Control Persons” and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of directors is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Corporate Governance,” and the information included therein is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item regarding Principal Accounting Fees and Services is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Ratification of the Appointment of Independent Auditor,” and the information included therein is incorporated by reference.

Information required by this Item regarding pre-approval policies for audit and non-audit services is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2007 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor,” and the information included therein is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

3.1	Restated Articles of Organization of Corporation dated April 25, 2006, as amended (Incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 28, 2006).

3.2	By-Laws of Corporation dated January 31, 2006, as amended (Incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed February 2, 2006).

10.1	1996 Incentive Stock Option Plan for Key Employees (Incorporated herein by reference to Exhibit 10.12 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1996).

10.2	1998 Incentive Stock Option Plan for Key Employees (Incorporated herein by reference to Exhibit 10.13 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1999).

10.3	1998 Directors Plan (Incorporated herein by reference to Exhibit 10.14 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1999).

10.4	Employment Agreement by and between Beverly National Corporation and Donat A. Fournier dated July 29, 2002, as amended January 25, 2005, August 16, 2005 and January 9, 2007.

10.5	Change in Control Agreement with Donat A. Fournier dated July 29, 2002, as amended January 9, 2007.

10.6	Employment Agreement by and between Beverly National Corporation and Michael O. Gilles dated August 29, 2005, as amended January 9, 2007.

10.7	Change in Control Agreement with Michael O. Gilles dated August 29, 2005, as amended January 9, 2007.

10.8	Employment Agreement by and between Beverly National Corporation and John Putney dated October 6, 2003, as amended January 10, 2007.

10.9	Change in Control Agreement with John Putney dated October 6, 2003, as amended January 10, 2007.

10.10	Employment Agreement by and between Beverly National Corporation and John L. Good, III dated June 14, 2004, as amended January 25, 2007.

10.11	Change in Control Agreement with John L. Good, III dated June 14, 2004, as amended January 10, 2007.

10.12	Employment Agreement by and between Beverly National Corporation and Paul J. Germano dated February 23, 2000, as amended March 22, 2007.

10.13	Change in Control Agreement with Paul J. Germano dated February 23, 2000, as amended March 22, 2007.

10.14	Employment Agreement by and between Beverly National Corporation and James E. Rich, Jr. dated February 23, 2000, as amended January 16, 2007.

10.15	Change in Control Agreement with James E. Rich, Jr. dated February 23, 2000, as amended January 16, 2007.

10.16	Change in Control Agreement with Lorraine E. Mitchell dated January 1, 2007.

10.17	Supplemental Executive Retirement Plan with Donat A. Fournier dated August 11, 2003, as amended December 19, 2006.

10.18	Form of Group Term Insurance Carve Out Plan dated June 18, 2004 (Incorporated herein by reference to Exhibit 10.30 to the Annual Report Form 10-K for December 31, 2004).

10.19	Resignation and Consulting Agreement by and between Beverly National Corporation and Peter E. Simonsen dated April 29, 2005 (Incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed May 2, 2005).

10.20	2005 Restricted Stock Plan (Incorporated herein by reference to Exhibit 99.1 to the Form S-8 filed by the Corporation on February 13, 2006 (File No. 333-131795)).

21.	Subsidiaries of Corporation

23.	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY NATIONAL CORPORATION

Date: March 28, 2007	By:	/s/ DONAT A. FOURNIER
President & CEO and Director, Principal Executive Officer

Date: March 28, 2007	By:	/s/ MICHAEL O. GILLES
Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Capacity

March 28, 2007	/s/ DONAT A. FOURNIER Donat A. Fournier, President & CEO & Director, Principal Executive Officer

March 30, 2007	/s/ RICHARD H. BOOTH Richard H. Booth—Director

March 30, 2007	/s/ KEVIN BURKE Kevin Burke—Director

March 30, 2007	/s/ JOHN N. FISHER John N. Fisher—Director

March 28, 2007	/s/ MARK B. GLOVSKY Mark B. Glovsky—Director

March 28, 2007	/s/ ALICE B. GRIFFIN Alice B. Griffin—Director

March 28, 2007	/s/ SUZANNE S. GRUHL Suzanne S. Gruhl—Director

March 28, 2007	/s/ ROBERT W. LUSCINSKI Robert W. Luscinski—Director

March 28, 2007	/s/ PAMELA C. SCOTT Pamela C. Scott—Director

March 28, 2007	/s/ CLARK R. SMITH Clark R. Smith—Director

March 30, 2007	/s/ MICHAEL F. TRIPOLI Michael F. Tripoli—Director