Form 10-Q
period 2007-03-31
BEVERLY NATIONAL CORP
filed 2007-05-10
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2007. 2,768,535.

BEVERLY NATIONAL CORPORATION

I NDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and due from banks	$9,524	$12,954
Interest-bearing demand deposits with other banks	227	1,010
Federal funds sold	2,620	11,604

Cash and cash equivalents	12,371	25,568
Investments in available-for-sale securities (at fair value)	116,049	116,181
Federal Home Loan Bank stock, at cost	3,413	3,503
Federal Reserve Bank stock, at cost	188	188
Loans, net of the allowance for loan losses of $3,193 and $3,044, respectively	309,735	302,667
Premises and equipment	6,547	6,285
Accrued interest receivable	1,998	1,840
Other assets	10,617	10,912

Total assets	$460,918	$467,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$71,404	$75,751
Interest-bearing	270,558	277,107

Total deposits	341,962	352,858
Federal Home Loan Bank advances	60,956	47,000
Securities sold under agreements to repurchase	6,427	16,372
Other liabilities	4,351	4,736

Total liabilities	413,696	420,966

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, $2.50 par value per share; 5,000,000 shares authorized; issued 2,878,940 shares as of March 31, 2007 and 2,837,240 shares as of December 31, 2006; outstanding, 2,768,535 shares as of March 31, 2007 and 2,726,835 shares as of December 31, 2006	7,197	7,093
Paid-in capital	22,283	21,772
Retained earnings	19,953	19,694
Treasury stock, at cost (110,405 shares as of March 31, 2007 and December 31, 2006)	(1,495)	(1,495)
Accumulated other comprehensive loss	(716)	(886)

Total stockholders’ equity	47,222	46,178

Total liabilities and stockholders’ equity	$460,918	$467,144

Book value per share	$17.06	$16.93

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Interest and dividend income:
Interest and fees on loans	$4,936	$4,343
Interest on debt securities:
Taxable	1,121	1,027
Tax-exempt	104	26
Dividends on marketable equity securities	162	61
Other interest	133	14

Total interest and dividend income	6,456	5,471

Interest expense:
Interest on deposits	1,761	1,214
Interest on other borrowed funds	720	440

Total interest expense	2,481	1,654

Net interest and dividend income	3,975	3,817
Provision for loan losses	150	140

Net interest and dividend income after provision for loan losses	3,825	3,677

Noninterest income:
Income from fiduciary activities	462	432
Fees from sale of non-deposit products	63	52
Service charges on deposit accounts	142	138
Other deposit fees	245	146
Gain on sales of loans, net	6	—
Income on cash surrender value of life insurance	52	51
Other income	200	238

Total noninterest income	1,170	1,057

Noninterest expense:
Salaries and employee benefits	2,177	2,237
Director fees	79	79
Occupancy expense	383	339
Equipment expense	207	195
Data processing fees	266	205
Marketing and public relations	108	101
Professional fees	244	127
Other expense	420	376

Total noninterest expense	3,884	3,659

Income before income taxes	1,111	1,075
Income taxes	304	337

Net income	$807	$738

Comprehensive income	$977	$629

Earnings per share:
Weighted average shares outstanding	2,748,769	1,890,552

Weighted average diluted shares outstanding	2,766,104	1,941,543

Earnings per common share	$0.29	$0.39
Earnings per common share, assuming dilution	$0.29	$0.38
Dividends per share	$0.20	$0.40	(1)

(1)	Dividends declared in the 2006 period include the first quarter dividend of $0.20 declared in January 2006 and the second quarter dividend of $0.20 declared in March 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$807	$738
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accrued expenses	(755)	(474)
Depreciation and amortization	180	164
Provision for loan losses	150	140
Increase (decrease) in interest payable	2	(82)
Amortization of securities, net	6	73
Decrease in RABBI Trust trading securities	26	20
Decrease (increase) in prepaid expenses	6	(83)
Decrease in mortgage servicing rights	8	8
Increase in other assets	(44)	(149)
Change in deferred loan costs, net	(6)	(42)
Increase in interest receivable	(158)	(204)
Increase (decrease) in other liabilities	368	(128)
Increase in cash surrender value of life insurance	(52)	(51)
Decrease in taxes receivable	214	238

Net cash provided by operating activities	752	168

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	3,091	—
Proceeds from maturities of available-for-sale securities	4,628	1,257
Proceeds from maturities of held-to-maturity securities	—	1,082
Recoveries of loans previously charged off	2	2
Purchase of Federal Home Loan Bank stock	90	(120)
Capital expenditures	(442)	(217)
Loan originations and principal collections, net	(7,215)	(15,046)
Purchases of available-for-sale securities	(7,285)	(110)

Net cash used in investing activities	(7,131)	(13,152)

Cash flows from financing activities:
Net increase in Federal Home Loan Bank advances	13,956	17,100
Net decrease in time deposits	(4,596)	(5,388)
Decrease in securities sold under agreements to repurchase	(9,945)	(188)
Proceeds from exercise of stock options	615	99
Dividends paid	(548)	(378)
Net (decrease) increase in demand deposits, NOW, money market and savings accounts	(6,300)	321

Net cash (used in) provided by financing activities	(6,818)	11,566

Net decrease in cash and cash equivalents	(13,197)	(1,418)
Cash and cash equivalents at beginning of period	25,568	13,440

Cash and cash equivalents at end of period	$12,371	$12,022

Supplemental disclosures:
Interest paid	$2,479	$1,736
Income taxes paid	104	62

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments that are necessary to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 2007.

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

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement was effective as of January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statements No 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires 1) the recognition of an asset or liability for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer’s balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

The Company maintains five stock-based employee compensation plans. Effective January 1, 2006, the Company adopted SFAS 123R. In the three months ended March 31, 2007 and 2006, stock-based employee compensation costs recorded as expenses amounted to $0 and $9,263, respectively. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost had been recognized during periods prior to January 1, 2006 for the Company’s fixed stock option plans.

6.	PENSION BENEFITS

The following summarizes the net periodic cost for the three months ended March 31:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Service cost	$—	$—
Interest cost on benefit obligation	123	118
Expected return on plan assets	(161)	(150)
Amortization of prior service cost	—	—

Net periodic benefit cost	(38)	(32)
Adjustment for curtailment gain	—	—
Adjustment for recognition of prior service cost	—	—

Total plan expense	$(38)	$(32)

Effective January 1, 2006, the pension plan was suspended so that employees no longer earn additional defined benefits for future service.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Summary

Total assets as of March 31, 2007 decreased $6.2 million, or 1.3%, compared to December 31, 2006. Loans, net of the allowance for loan losses, increased $7.1 million, or 2.3%, while cash and cash equivalents declined $13.2 million, or 51.6%, during the quarter. The strategic focus remains the growth of the loan portfolio, and funding that growth with the lowest feasible cost alternative available at the time. Deposits decreased $10.9 million, or 3.1%, repurchase agreements decreased $9.9 million, or 60.7%, and Federal Home Loan Bank advances increased $14.0 million, or 29.7%. The deposit side of the balance sheet has been the most challenging, as it has proven difficult to balance the overall cost of deposits while competing with high rate alternatives available to customers from local competition and internet-based sources. The Bank tempers the effect of competing for retail deposits through judicious use of other funding options available to the Bank, such as Federal Home Loan Bank advances. This strategy offers the Bank the greatest potential for earnings improvement and resources will continue to be allocated to these areas. The market for deposits has become much more competitive as financial institutions have introduced aggressively priced products at higher rate levels in an attempt to attract new deposits. The Bank’s management has been hesitant to match these very aggressively priced products, as it would result in additional pressure on the net interest margin and core earnings. The Bank will focus on actively managing and monitoring its deposit pricing to strike a balance between sound financial management and maintaining its deposit customer base.

Investment Portfolio

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The following table presents the amortized cost of securities and their approximate fair values as of March 31, 2007 (unaudited) and December 31, 2006:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
March 31, 2007:
Debt securities issued by U.S. government corporations and agencies	$15,499	$11	$54	$15,456
Debt securities issued by states of the United States or political subdivisions of the states	11,317	2	139	11,180
Trust preferred securities	9,509	20	—	9,529
Marketable equity securities	1,631	4	12	1,623
Mortgage-backed securities	78,619	167	921	77,865
Debt securities issued by foreign governments	400	—	4	396

	$116,975	$204	$1,130	$116,049

December 31, 2006:
Debt securities issued by U.S. government corporations and agencies	$13,000	$14	$71	$12,943
Debt securities issued by states of the United States or political subdivisions of the states	9,730	2	75	9,657
Corporate debt securities	1,451	—	—	1,451
Trust preferred securities	9,529	—	49	9,480
Marketable equity securities	4,692	4	13	4,683
Mortgage-backed securities	78,613	118	1,159	77,572
Debt securities issued by foreign governments	400	—	5	395

	$117,415	$138	$1,372	$116,181

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of March 31, 2007 and December 31, 2006:

	March 31, 2007	% of Total	December 31, 2006	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Commercial, financial and agricultural	$47,679	15.39%	$48,201	15.93%
Real estate—construction and land development	18,189	5.87%	20,890	6.90%
Real estate—residential	109,256	35.28%	106,930	35.33%
Real estate—commercial	120,238	38.82%	112,237	37.08%
Consumer	3,326	1.07%	3,102	1.03%
Other	13,547	4.38%	13,664	4.51%

	312,235	100.81%	305,024	100.79%
Allowance for loan losses	(3,193)	-1.03%	(3,044)	-1.01%
Deferred loan costs, net	693	0.22%	687	0.23%

Net Loans	$309,735	100.00%	$302,667	100.01%

Deposits

The following table summarizes deposits as of March 31, 2007 and the year ended December 31, 2006:

	March 31, 2007	% of Total	December 31, 2006	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Demand Deposits	$71,404	20.88%	$75,751	21.47%
NOW Accounts	66,334	19.40%	71,805	20.35%
Money Market Accounts	80,553	23.56%	76,427	21.66%
Savings Deposits	48,197	14.09%	48,805	13.83%
Time Deposits	75,474	22.07%	80,070	22.69%

Total	$341,962	100.00%	$352,858	100.00%

Comparison of operating results for the three months ended March 31, 2007 and 2006

Net income for the quarter of $807,000 increased $69,000, or 9.4%, compared to net income of $738,000 for the same period last year. Basic and diluted earnings per share decreased to $0.29 per share, compared to basic earnings per share of $0.39 and fully diluted earnings of $0.38 per share for the same period last year. The decrease in both basic and diluted earnings per share is due to the issuance of 805,000 shares of common stock resulting from the Company’s secondary stock offering in July 2006.

Total interest and dividend income, when compared to the same period last year, increased by $985,000, or 18.0%. This was the result of increases in interest and fees on loans, which increased by $593,000, or 13.7%, and interest and dividends on investments, which increased $392,000, or 34.8%. The current interest rate environment has led to the increase in the Company’s yield on loans. The restructuring of the investment portfolio in December 2006, as well as the reinvestment of cash flows from the portfolio at current market rates, has led to the increase in the Company’s yield on investments.

Total interest expense increased by $827,000, or 50.0%, compared to the same period last year. The increase was partially comprised of a $547,000, or 45.1%, increase in deposit interest expense, which was fueled by an increase in the average interest rate paid on a declining amount of deposits, caused by the current competitive rate environment. The increase in total interest expense was also attributed to interest on other borrowed funds, comprised of advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. Interest paid on these borrowings increased $280,000, or 63.6%, from the same period last year. This was due to an increase in the amount of borrowings by the Bank to fund loan portfolio growth and deposit outflow.

The above changes in interest income and expense resulted in an increase in net interest and dividend income of $148,000, or 4.0%, from the comparable period last year.

The current interest rate environment, though stabilizing somewhat, has continued to present the Bank with a number of challenges, as it remains a very competitive market. The Bank has worked to maintain its current deposit base and portfolio mix. Interest rate pressure on deposits has continued and, as a result, the Bank has been forced to raise deposit rates to meet these competitive pressures, and customers have been more active in shifting from non-interest bearing and low cost deposit accounts to other types of accounts with higher rates. These conditions have impacted the Bank’s cost of funds and net interest margin, which continues to come under pressure. The additional loan growth, while at smaller margins, and the continued focus on improving operating efficiencies, has helped to offset the increased interest costs and has enabled the Bank to increase earnings.

The Company’s net interest margin decreased by approximately 16 basis points, from 4.06% to 3.90%, from the comparable period last year. However, due to the restructuring of the investment portfolio, the net interest margin increased 20 basis points from the 3.70% the Company reported for the fourth quarter of 2006.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Three Months Ended March 31, 2007				For the Three Months Ended March 31, 2006
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands) (unaudited)	(in thousands) (unaudited)			(in thousands) (unaudited)	(in thousands) (unaudited)
Assets
Federal funds sold and interest bearing deposits	$2,859	$39		5.60%	$268	$3		5.08%
Investments	119,219	1,534	*	5.22%	114,187	1,138	*	4.04%
Loans	305,901	5,023	**	6.66%	274,040	4,402	**	6.51%

Total interest-earning assets	$427,979	6,596		6.25%	$388,495	5,543		5.79%

Liabilities
Savings deposits	$47,967	69		0.58%	$61,047	82		0.55%
NOW accounts	59,396	106		0.73%	57,178	33		0.24%
Money market accounts	81,211	711		3.55%	82,524	573		2.81%
Time deposits	79,203	875		4.48%	67,536	526		3.16%
FHLB advances	51,086	628		4.98%	32,606	364		4.52%
Repurchase agreements	9,990	92		3.73%	9,759	76		3.17%

Total interest-bearing liabilities	328,853	2,481		3.06%	310,650	1,654		2.16%
Non-interest-bearing deposits	74,603	—			71,757	—

Total deposits	$403,456	2,481		2.49%	$382,407	1,654		1.75%

Net interest income		$4,115				$3,889

Net interest spread				3.76%				4.04%

Net interest margin				3.90%				4.06%

Tax Equivalent Income Adjustment:
State and Municipal Investment Income		$53	*			$13	*
Industrial Revenue Bond Income		87	**			59	**

Total Tax Equivalent Income Adjustment		$140				$72

*	Amount included in investment income.
**	Amount included in loan income.

Total noninterest income for the three months ended March 31, 2007 was $1.2 million, an increase of $113,000, or 10.7%, from the same period last year. Increases in other deposit fees accounted for much of this increase, and were due to implementations made as a result of the corporate-wide efficiency review occurring in 2006.

Total noninterest expense increased by $225,000, or 6.2%, when compared to the same period last year. The company realized a decrease in salaries and benefits expense, a result of the Bank’s focus on improving its overall efficiency. However, most expense categories increased, including occupancy and equipment, data processing and professional fees. This is an anticipated, inherent result in the strategy of growing the Bank. Occupancy and equipment expense increased as the Bank incurred increases in lease payments and depreciation of improvements for the recently upgraded North Beverly location. Data processing fees increased due to improvements made to the Bank’s Internet banking system, a newly upgraded website and the outsourcing of the items processing operation. The Internet banking improvements included enhancing the overall system’s functionality, as well as the addition of several products and services now available to Internet banking customers. Professional and other fees increased as a result of the costs associated with the implementation of a number of initiatives identified in the recently completed efficiency study.

The following table sets forth the various components of noninterest income and noninterest expense for the three months ended March 31, 2007 and 2006 and the dollar amount and percentage change between the periods:

	March 31,		Increase/Decrease
	2007	2006	$	%
	(Dollars in thousands) (unaudited)
Noninterest income:
Income from fiduciary activities	$462	$432	$30	6.94%
Fees from sale of non-deposit products	63	52	11	21.15%
Service charges on deposit accounts	142	138	4	2.90%
Other deposit fees	245	146	99	67.81%
Gains on sales of loans, net	6	—	6	—
Income on cash surrender value of life insurance	52	51	1	1.96%
Other income	200	238	(38)	-15.97%

Total noninterest income	$1,170	$1,057	$113	10.69%

Noninterest expense:
Salaries and employee benefits	$2,177	$2,237	$(60)	-2.68%
Director fees	79	79	—	0.00%
Occupancy expense	383	339	44	12.98%
Equipment expense	207	195	12	6.15%
Data processing fees	266	205	61	29.76%
Marketing and public relations	108	101	7	6.93%
Professional fees	244	127	117	92.13%
Other expense	420	376	44	11.70%

Total noninterest expense	$3,884	$3,659	$225	6.15%

The income tax provision for the three months ended March 31, 2007 decreased by $33,000, or 9.8%, compared to the same period last year, despite the increase in income. This decrease in the effective tax rate of 4.0% is the result of the restructuring of the Company’s investment portfolio in December 2006 and an increase in tax-exempt loans realized during the quarter.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for credit losses through charges to earnings. A provision of $150,000 was made to the allowance for loan losses during the three months ended March 31, 2007, compared to $140,000 for the same period last year. The total allowance for loan losses was 1.0% of total loans at March 31, 2007 and December 31, 2006.

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

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2007 and 2006:

	2007	2006
	(in thousands)
	(unaudited)
Balance as of January 1st	$3,044	$2,514
Loans charged off	(4)	(4)
Provision for loan losses	150	140
Recoveries of loans previously charged off	2	2
Reclass to reserve for unfunded commitments	1	—

Balance as of March 31	$3,193	$2,652

At March 31, 2007, the allowance for loan losses represented 8,187.2% of non-performing loans, which totaled $39,000. Non-performing loans represented less than 0.01% of total loans and mortgages held-for-sale at March 31, 2007. At March 31, 2006, the allowance for loan losses represented 13,260.0% of non-performing loans, which totaled $20,000. Non-performing loans represented 0.1% of total loans and mortgages held-for-sale.

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

Capital Resources

As of March 31, 2007, the Company had total capital of $47.2 million, an increase of $1.0 million, or 2.3%, from total capital as of December 31, 2006. The net change in the Bank’s capital reflects current year income, reduced by dividends declared, the decrease in the net unrealized loss on securities available-for-sale and the exercise of stock options.

The Company’s policy has been to pay dividends out of funds in excess of the needs of the business. The Company declared and paid cash dividends to shareholders on a quarterly basis at a rate of $0.20 per share in each of the first and final two quarters of 2006 and the first quarter of 2007. In addition, in March 2006, the Company declared a dividend of $0.20 for payment in the second quarter of 2006. In future quarters, the Company expects to continue its practice of declaring and paying dividends in the same quarter.

Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of March 31, 2007, the Bank’s Tier 1 capital amounted to 9.17% of average total assets. At March 31, 2007, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 13.59%, which satisfies the applicable risk-based capital requirements. As of December 31, 2006, the Bank’s Tier 1 capital amounted to 9.37% of average assets and risk-based capital amounted to 13.47% of total risk-based assets.

Generally, bank holding companies are also required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of March 31, 2007, the Company’s Tier 1 capital amounted to 10.56% of average total assets. At March 31, 2007, the Company’s ratio of risk-based capital to risk weighted assets amounted to 15.45%, which satisfies the applicable risk-based capital requirements. As of December 31, 2006, the Company’s Tier 1 capital amounted to 10.81% of average assets and risk-based capital amounted to 15.35% of total risk-based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available-for-sale account as a liquidity resource. Securities maturing in one year or less amounted to $2.0 million at March 31, 2007; additionally, a minimum amount of contractual payments in the amount of $14.4 million for the mortgage-backed securities portfolio is due within one year at March 31, 2007. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

Off Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company’s financial condition, results of operations, or liquidity. As of March 31, 2007, total off-balance sheet financial commitments, which include unadvanced funds on loans, commitments to fund loans and letters of credit, amounted to approximately $64.4 million.

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

The Company’s net interest margin for the three months ended March 31, 2007 was 3.90%, in comparison to the 4.06% net interest margin for the three months ended March 31, 2006. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

The Company’s Asset/Liability Management Committee is comprised of the President and Chief Executive Officer of the Company; the Executive Vice President and Chief Financial Officer; the Executive Vice President and Senior Loan Officer; the Executive Vice President of Retail Banking; the Senior Vice President, Secretary, Chief Operations Officer and Cashier; the Senior Vice President and Chief Risk Officer; and various lending, retail and finance officers. The Committee is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The Committee meets bi-weekly and develops new products, sets the rates paid on deposits, approves loan pricing and reviews investment transactions. This Asset/Liability Management Committee reports to the Board of Directors’ Asset/Liability Committee, which is comprised of several Directors and the President and Chief Executive Officer.

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

As of March 31, 2007, the capital ratio of the Company on an EVE basis, at current rate levels, is 15.18%. Based on the most recent analysis it is estimated that an increase in interest rates over the next year of 200 basis points (for example, an increase in the prime rate from 8.25% to 10.25%) would result in an EVE capital ratio of 14.75%. Alternatively, if interest rates were to decrease over the next year by 200 basis points, the EVE capital ratio is estimated to be 13.51%. These changes are within the risk tolerance levels established by the Company policies.

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

	March 31, 2007			December 31, 2006
	Projected net interest income	Change from year 1 base case		Projected net interest income	Change from year 1 base case
	(Dollars in thousands)
Year 1 projections:
Down 200BP	$16,539	$127	0.77%	$16,815	$(52)	-0.31%
Base	16,412	—	—	16,867	—	—
Up 200BP	15,850	(562)	-3.42%	16,411	(456)	-2.70%

Year 2 projections:
Down 200BP	$16,271	$(141)	-0.86%	$16,624	$(243)	-1.44%
Base	17,036	624	3.80%	17,438	571	3.39%
Up 200BP	16,291	(121)	-0.74%	16,737	(130)	-0.77%

The decrease in interest earning assets as of March 31, 2007, compared to December 31, 2006, is the primary cause for the decrease in net interest income in all scenarios indicated above. The Company, however, has initiated strategies that will reduce its net interest income exposure to stable and/or falling interest rates in the near term and is confident that once applied, these strategies will benefit the net interest income projections. The changes indicated above are within the risk tolerance levels established by the Company policies.

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

Based on their evaluation, as of March 31, 2007, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

In the quarter ended March 31, 2007, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

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

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: May 10, 2007	By:	/s/ Donat A. Fournier
Donat A. Fournier
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Michael O. Gilles
Michael O. Gilles
Executive Vice President and Chief Financial Officer