Form 10-Q
period 2007-06-30
BEVERLY NATIONAL CORP
filed 2007-08-13
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2007. 2,779,250.

BEVERLY NATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and due from banks	$11,266	$12,954
Interest-bearing demand deposits with other banks	164	1,010
Federal funds sold	28	11,604

Cash and cash equivalents	11,458	25,568
Investments in available-for-sale securities (at fair value)	116,093	116,181
Federal Home Loan Bank stock, at cost	3,452	3,503
Federal Reserve Bank stock, at cost	553	188
Loans, net of the allowance for loan losses of $3,477 and $3,044, respectively	320,503	302,667
Premises and equipment	7,454	6,285
Accrued interest receivable	1,986	1,840
Other assets	11,464	10,912

Total assets	$472,963	$467,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$77,716	$75,751
Interest-bearing	278,462	277,107

Total deposits	356,178	352,858
Federal Home Loan Bank advances	58,406	47,000
Securities sold under agreements to repurchase	7,648	16,372
Other liabilities	4,261	4,736

Total liabilities	426,493	420,966

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, $2.50 par value per share; 5,000,000 shares authorized; issued 2,889,290 shares as of June 30, 2007 and 2,837,240 shares as of
December 31, 2006; outstanding, 2,769,745 shares as of June 30, 2007 and 2,726,835 shares as of December 31, 2006	7,223	7,093
Paid-in capital	22,305	21,772
Retained earnings	20,282	19,694
Treasury stock, at cost (110,405 shares as of June 30, 2007 and December 31, 2006)	(1,495)	(1,495)
Unearned shares, Restricted Stock Plan (9,140 shares as of June 30, 2007)	(23)	—
Accumulated other comprehensive loss	(1,822)	(886)

Total stockholders’ equity	46,470	46,178

Total liabilities and stockholders’ equity	$472,963	$467,144

Book value per share	$16.78	$16.93

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest and dividend income:
Interest and fees on loans	$5,233	$4,674	$10,168	$9,017
Interest on debt securities:
Taxable	1,145	999	2,266	2,025
Tax-exempt	115	23	218	49
Dividends on marketable equity securities	153	62	315	124
Other interest	85	1	219	15

Total interest and dividend income	6,731	5,759	13,186	11,230

Interest expense:
Interest on deposits	1,916	1,338	3,678	2,552
Interest on other borrowed funds	825	755	1,545	1,195

Total interest expense	2,741	2,093	5,223	3,747

Net interest and dividend income	3,990	3,666	7,963	7,483
Provision for loan losses	100	150	250	290

Net interest and dividend income after provision for loan losses	3,890	3,516	7,713	7,193

Noninterest income:
Income from fiduciary activities	479	489	941	921
Fees from sale of non-deposit products	66	71	129	122
Service charges on deposit accounts	153	141	295	279
Other deposit fees	258	159	503	305
Gain on sales of loans, net	—	—	6	—
Income on cash surrender value of life insurance	59	52	111	104
Other income	255	184	456	422

Total noninterest income	1,270	1,096	2,441	2,153

Noninterest expense:
Salaries and employee benefits	2,099	2,128	4,275	4,366
Director fees	87	88	165	167
Occupancy expense	392	334	775	673
Equipment expense	214	200	421	395
Data processing fees	298	189	565	394
Marketing and public relations	134	93	242	194
Professional fees	322	156	566	284
Other expense	417	378	837	752

Total noninterest expense	3,963	3,566	7,846	7,225

Income before income taxes	1,197	1,046	2,308	2,121
Income taxes	315	327	619	664

Net income	$882	$719	$1,689	$1,457

Comprehensive (loss) income	$(224)	$585	$753	$1,214

Earnings per share:
Weighted average shares outstanding	2,733,071	1,893,343	2,761,842	1,891,955

Weighted average diluted shares outstanding	2,741,078	1,927,028	2,774,263	1,931,343

Earnings per common share	$0.32	$0.38	$0.61	$0.77
Earnings per common share, assuming dilution	$0.32	$0.37	$0.61	$0.75
Dividends per share	$0.20	$—	$0.40	$0.40	*

*	The dividends declared in the 2006 periods include the first quarter dividend of $0.20 declared in January 2006 and the second quarter dividend of $0.20 declared in March 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$1,689	$1,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360	330
Provision for loan losses	250	290
Increase in interest payable	241	153
Decrease in prepaid expenses	45	38
Decrease in RABBI Trust trading securities	42	54
Increase (decrease) in other liabilities	32	(207)
Amortization of securities, net	26	95
Stock-based compensation	26	16
Decrease in mortgage servicing rights	18	18
Change in deferred loan costs, net	11	(66)
Increase in other assets	(9)	(161)
(Increase) decrease in taxes receivable	(27)	55
Increase in cash surrender value of life insurance	(105)	(103)
Increase in interest receivable	(146)	(64)
Decrease in accrued expenses	(748)	(369)

Net cash provided by operating activities	1,705	1,536

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	8,115	5,455
Proceeds from sales of available-for-sale securities	3,091	—
Recoveries of loans previously charged off	187	5
Purchase of Federal Home Loan Bank stock	51	(1,342)
Proceeds from maturities of held-to-maturity securities	—	2,492
Purchase of Federal Reserve Bank stock	(365)	—
Capital expenditures	(1,529)	(736)
Purchases of available-for-sale securities	(12,596)	(5,111)
Loan originations and principal collections, net	(18,285)	(30,868)

Net cash used in investing activities	(21,331)	(30,105)

Cash flows from financing activities:
Net increase in Federal Home Loan Bank advances	11,406	27,350
Net decrease in time deposits	3,319	4,416
Proceeds from exercise of stock options	614	100
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	1	(4,319)
Dividends paid	(1,100)	(756)
(Decrease) increase in securities sold under agreements to repurchase	(8,724)	662

Net cash provided by financing activities	5,516	27,453

Net decrease in cash and cash equivalents	(14,110)	(1,116)
Cash and cash equivalents at beginning of period	25,568	13,440

Cash and cash equivalents at end of period	$11,458	$12,324

Supplemental disclosures:
Interest paid	$4,982	$3,594
Income taxes paid	646	577

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

The Company maintains six stock-based employee compensation plans. Effective January 1, 2006, the Company adopted SFAS 123R. For the six months ended June 30, 2007, stock-based employee compensation costs recorded as expenses amounted to $26,000, compared to $16,000 for the same period last year. The 2007 figure includes compensation costs of $18,000 for grants made to employees pursuant to the Company’s Restricted Stock Plan, from which the Board of Directors approved the initial grant of 9,140 shares, at costs of $21.85 per share, during the second quarter of 2007. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost had been recognized during periods prior to January 1, 2006 for the Company’s fixed stock option plans.

6.	PENSION BENEFITS

The following summarizes the net periodic cost for the three and six months ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost on benefit obligation	123	119	246	237
Expected return on plan assets	(162)	(151)	(323)	(301)
Amortization of prior service cost	—	—	—	—

Net periodic (benefit) cost	(39)	(32)	(77)	(64)
Adjustment for curtailment gain	—	—	—	—
Adjustment for recognition of prior service cost	—	—	—	—

Total plan benefit	$(39)	$(32)	$(77)	$(64)

Effective January 1, 2006, the pension plan was suspended so that employees no longer earn additional defined benefits for future service.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Summary

Total assets as of June 30, 2007 increased $5.8 million, or 1.2%, compared to December 31, 2006. Loans, net of the allowance for loan losses, increased $17.8 million, or 5.9%, while cash and cash equivalents declined $14.1 million, or 55.2% during the period. The strategic focus remains the prudent growth of the loan portfolio, and funding that growth through an expanded deposit base, or other funding alternatives, with the lowest feasible cost available to the Bank. Deposits increased $3.3 million, or 0.9%, repurchase agreements decreased $8.7 million, or 55.3%, and Federal Home Loan Bank advances increased $11.4 million, or 24.3%. This growth in deposits reflects the June opening of the Bank’s newest branch in Salem and the introduction of an enhanced line of deposit products, including an on-line only savings account. Despite this increase, however, the deposit side of the balance sheet has remained challenging, as it has proven difficult to balance the overall cost of deposits while competing with high rate alternatives available to customers from local competition and internet-based sources. The Bank tempers the effect of competing for retail deposits through judicious use of other funding options available to the Bank, such as Federal Home Loan Bank advances. This strategy offers the Bank the greatest potential for earnings improvement and resources will continue to be allocated to these areas. The market for deposits continues to be competitive as financial institutions introduce aggressively priced products at higher rate levels in an attempt to attract new deposits. The Bank’s management has been hesitant to match these aggressively priced products, as it would result in additional pressure on the net interest margin and core earnings. The Bank actively manages and monitors its deposit pricing to strike a balance between sound financial management and maintenance of its deposit customer base.

Investment Portfolio

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The following table presents the amortized cost of securities and their approximate fair values as of June 30, 2007 (unaudited) and December 31, 2006:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
June 30, 2007:
Debt securities issued by U.S. government corporations and agencies	$16,939	$1	$133	$16,807
Debt securities issued by states of the United States or political subdivisions of the states	12,328	4	532	11,800
Trust preferred securities	9,387	—	77	9,310
Marketable equity securities	1,637	3	21	1,619
Mortgage-backed securities	78,088	—	1,929	76,159
Debt securities issued by foreign governments	400	—	2	398

	$118,779	$8	$2,694	$116,093

December 31, 2006:
Debt securities issued by U.S. government corporations and agencies	$13,000	$14	$71	$12,943
Debt securities issued by states of the United States or political subdivisions of the states	9,730	2	75	9,657
Corporate debt securities	1,451	—	—	1,451
Trust preferred securities	9,529	—	49	9,480
Marketable equity securities	4,692	4	13	4,683
Mortgage-backed securities	78,613	118	1,159	77,572
Debt securities issued by foreign governments	400	—	5	395

	$117,415	$138	$1,372	$116,181

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of June 30, 2007 and December 31, 2006:

	June 30, 2007	% of Total	December 31, 2006	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Commercial, financial and agricultural	$40,332	12.58%	$48,201	15.93%
Real estate—construction and land development	19,908	6.21%	20,890	6.90%
Real estate—residential	114,320	35.67%	106,930	35.33%
Real estate—commercial	132,015	41.19%	112,237	37.08%
Consumer	3,303	1.03%	3,102	1.03%
Other	13,426	4.19%	13,664	4.51%

	323,304	100.87%	305,024	100.78%
Allowance for loan losses	(3,477)	-1.08%	(3,044)	-1.01%
Deferred loan costs, net	676	0.21%	687	0.23%

Net Loans	$320,503	100.00%	$302,667	100.00%

Deposits

The following table summarizes deposits as of June 30, 2007 and the year ended December 31, 2006:

	June 30, 2007	% of Total	December 31, 2006	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Demand Deposits	$77,716	21.82%	$75,751	21.47%
NOW Accounts	62,774	17.62%	71,805	20.35%
Money Market Accounts	83,447	23.43%	76,427	21.66%
Savings Deposits	48,852	13.72%	48,805	13.83%
Time Deposits	83,389	23.41%	80,070	22.69%

Total	$356,178	100.00%	$352,858	100.00%

Comparison of operating results for the three months ended June 30, 2007 and 2006

Net income for the quarter was $882,000, an increase of $163,000, or 22.5%, compared to net income of $719,000 for the same period last year. Basic and diluted earnings per share decreased to $0.32 per share, compared to basic earnings per share of $0.38 and fully diluted earnings of $0.37 per share for the same period last year. The decrease in both basic and diluted earnings per share is due to the issuance of 805,000 shares of common stock resulting from the Company’s secondary stock offering in July 2006 and subsequent increase in the number of shares outstanding.

Total interest and dividend income, when compared to the same period last year, increased by $971,000, or 16.9%. This was the result of increases in interest and fees on loans, which increased by $559,000, or 12.0%, and interest and dividends on investments, which increased $413,000, or 38.1%. The current interest rate environment has led to the increase in the Company’s yield on loans. The restructuring of the investment portfolio in December 2006, as well as the reinvestment of cash flows from the portfolio at current market rates, has led to the increase in the Company’s yield on investments.

Total interest expense increased by $648,000, or 31.0%, compared to the same period last year. The increase was primarily comprised of a $578,000, or 43.2%, increase in deposit interest expense, which was due to an increase in the amount of deposits and in the average interest rate paid on deposits, fueled by the current competitive rate environment.

The above changes in interest income and expense resulted in an increase in net interest and dividend income of $323,000, or 8.8%, from the comparable period last year.

The current interest rate environment has stabilized to some degree, and while rates on core transaction accounts and maturing certificates of deposit accounts are still increasing, the Bank’s net interest margin actually increased eight basis points, to 3.78% from 3.70%, for the same quarter last year. The slow down of increases in the cost of funds, combined with the restructuring of the investment portfolio, accounted for this increase to the net interest margin.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Three Months Ended June 30, 2007				For the Three Months Ended June 30, 2006
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands) (unaudited)	(in thousands) (unaudited)			(in thousands) (unaudited)	(in thousands) (unaudited)
Assets
Federal funds sold and interest-bearing deposits	$1,119	$10		3.49%	$453	$5		3.98%
Investments	119,892	1,547	*	5.18%	112,854	1,092	*	3.88%
Loans	318,146	5,320	**	6.71%	292,133	4,732	**	6.50%

Total interest-earning assets	$439,157	6,877		6.28%	$405,440	5,829		5.77%

Liabilities
Savings deposits	$48,324	91		0.75%	$58,221	78		0.54%
NOW accounts	59,430	121		0.81%	58,624	38		0.26%
Money market accounts	88,028	800		3.64%	78,444	608		3.11%
Time deposits	78,027	905		4.65%	67,730	613		3.63%
FHLB advances	60,930	760		5.00%	53,075	671		5.07%
Repurchase agreements	7,599	65		3.44%	10,460	85		3.25%

Total interest-bearing liabilities	342,338	2,742		3.21%	326,554	2,093		2.57%
Non-interest-bearing deposits	71,591	—			73,059	—

Total deposits	$413,929	2,742		2.66%	$399,613	2,093		2.10%

Net interest income		$4,135				$3,736

Net interest spread				3.62%				3.67%

Net interest margin				3.78%				3.70%

Tax Equivalent Income Adjustment:
State and Muncipal Investment Income		$59	*			$12	*
Industrial Revenue Bond Income		87	**			58	**

Total Tax Equivalent Income Adjustment		$146				$70

*	Amount included in investment income.
**	Amount included in loan income.

Total noninterest income for the three months ended June 30, 2007 was $1.3 million, an increase of $174,000, or 15.9%, from the same period last year. Increases in other deposit fees accounted for much of this increase, and were due to an increased amount of deposits and to implementations made as a result of the corporate-wide efficiency review occurring in 2006.

Total noninterest expense increased by $397,000, or 11.1%, when compared to the same period last year. The Company realized a decrease in salaries and benefits expense, a result of the Bank’s focus on improving its overall efficiency. However, most expense categories increased, including occupancy and equipment, data processing and professional fees. This is an anticipated, inherent result in the strategy of growing the Bank. Occupancy and equipment expense increased due to lease payments and depreciation of improvements for the recently upgraded North Beverly location and the opening of the new Salem branch. Data processing fees increased due to improvements made to the Bank’s Internet banking system, a newly upgraded website and the outsourcing of the items processing operation. The Internet banking improvements included enhancing the overall system’s functionality, as well as the addition of several products and services now available to Internet banking customers. Professional and other fees increased as a result of both new product development costs and costs associated with the implementation of a number of initiatives identified in the recently completed efficiency study.

The following table sets forth the various components of noninterest income and noninterest expense for the three months ended June 30, 2007 and 2006 and the dollar amount and percentage change between the periods:

	June 30,		Increase (Decrease)
	2007	2006	$	%
	(Dollars in thousands) (unaudited)
Noninterest income:
Income from fiduciary activities	$479	$489	$(10)	-2.04%
Fees from sale of non-deposit products	66	71	(5)	-7.04%
Service charges on deposit accounts	153	141	12	8.51%
Other deposit fees	258	159	99	62.26%
Income on cash surrender value of life insurance	59	52	7	13.46%
Other income	255	184	71	38.59%

Total noninterest income	$1,270	$1,096	$174	15.88%

Noninterest expense:
Salaries and employee benefits	$2,099	$2,128	$(29)	-1.36%
Director fees	87	88	(1)	-1.14%
Occupancy expense	392	334	58	17.37%
Equipment expense	214	200	14	7.00%
Data processing fees	298	189	109	57.67%
Marketing and public relations	134	93	41	44.09%
Professional fees	322	156	166	106.41%
Other expense	417	378	39	10.32%

Total noninterest expense	$3,963	$3,566	$397	11.13%

The income tax provision for the three months ended June 30, 2007 decreased by $12,000, or 3.5%, compared to the same period last year, despite the increase in income. The 4.9% decrease in the effective tax rate, from 31.2% to 26.3%, is the result of the restructuring of the Company’s investment portfolio in December 2006 and significant increases in tax-exempt loans and investments realized during the past year.

Comparison of operating results for the six months ended June 30, 2007 and 2006

Net income for the six months ended June 30, 2007 of $1.7 million, or basic and fully diluted earnings of $0.61 per share, increased $232,000, or 16.0%, compared to net income of $1.5 million, or basic earnings per share of $0.77 and fully diluted earnings of $0.75 per share, for the same period last year. The decrease in both basic and diluted earnings per share is due to the issuance of 805,000 shares of common stock resulting from the Company’s secondary stock offering in July 2006.

Total interest and dividend income, when compared to the same period last year, increased by $2.0 million, or 17.4%. This was the result of increases in interest and fees on loans, which increased by $1.2 million, or 12.8%, and interest and dividends on investments, which increased $805,000, or 36.4%. As stated with the quarterly operating results, the current interest rate environment and restructuring of the investment portfolio in December 2006 has led to the increase in interest and dividend income.

Total interest expense increased by $1.5 million, or 39.4%, compared to the same period last year. The increase was partially comprised of a $1.1 million, or 44.1%, increase in deposit interest expense, which was caused by an increase in the amount of deposits and in the average interest rate paid on deposits, fueled by the current competitive rate environment. The increase in total interest expense was also attributed to interest on other borrowed funds, comprised of advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. Interest paid on these borrowings increased $350,000, or 29.3%, from the same period last year. The increase in the amount of borrowings by the Bank to fund loan portfolio growth is the cause for the increase in interest paid on borrowed funds.

The above changes in interest income and expense resulted in an increase in net interest and dividend income of $481,000, or 6.4%, from the comparable period last year.

The Company’s net interest margin decreased by approximately three basis points, from 3.87% to 3.84%, from the comparable period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Six Months Ended June 30, 2007				For the Six Months Ended June 30, 2006
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands) (unaudited)	(in thousands) (unaudited)			(in thousands) (unaudited)	(in thousands) (unaudited)
Assets
Federal funds sold and interest-bearing deposits	$1,984	$49		5.00%	$361	$8		4.33%
Investments	119,558	3,081	*	5.20%	113,517	2,230	*	3.96%
Loans	312,057	10,343	**	6.68%	283,136	9,134	**	6.51%

Total interest-earning assets	$433,599	13,473		6.27%	$397,014	11,372		5.78%

Liabilities
Savings deposits	$48,146	159		0.67%	$59,627	161		0.54%
NOW accounts	59,413	227		0.77%	57,905	71		0.25%
Money market accounts	84,638	1,511		3.60%	80,473	1,181		2.96%
Time deposits	78,612	1,780		4.57%	67,634	1,139		3.40%
FHLB advances	56,035	1,387		4.99%	42,897	1,034		4.86%
Repurchase agreements	8,788	157		3.61%	10,111	161		3.21%

Total interest-bearing liabilities	335,632	5,221		3.14%	318,647	3,747		2.37%
Non-interest-bearing deposits	73,089	—			72,412	—

Total deposits	$408,721	5,221		2.58%	$391,059	3,747		1.93%

Net interest income		$8,252				$7,625

Net interest spread				3.69%				3.85%

Net interest margin				3.84%				3.87%

Tax Equivalent Income Adjustment:
State and Muncipal Investment Income		$112	*			$25	*
Industrial Revenue Bond Income		175	**			117	**

Total Tax Equivalent Income Adjustment		$287				$142

*	Amount included in investment income.
**	Amount included in loan income.

Total noninterest income for the six months ended June 30, 2007 was $2.4 million, an increase of $288,000, or 13.4%, from the same period last year. Increases in other deposit fees primarily accounted for much of this increase, and, as stated in the quarterly operating results, were due to implementations made as a result of the corporate-wide efficiency review occurring in 2006.

Total noninterest expense increased by $621,000, or 8.6%, when compared to the same period last year. The reasons for this increase are consistent with the reasons for the increase noted in the operating results for the quarter.

The following table sets forth the various components of noninterest income and noninterest expense for the six months ended June 30, 2007 and 2006 and the dollar amount and percentage change between the periods:

	June 30,		Increase (Decrease)
	2007	2006	$	%
	(Dollars in thousands) (unaudited)
Noninterest income:
Income from fiduciary activities	$941	$921	$20	2.17%
Fees from sale of non-deposit products	129	122	7	5.74%
Service charges on deposit accounts	295	279	16	5.73%
Other deposit fees	503	305	198	64.92%
Gains on sales of loans, net	6	—	6	—
Income on cash surrender value of life insurance	111	104	7	6.73%
Other income	456	422	34	8.06%

Total noninterest income	$2,441	$2,153	$288	13.38%

Noninterest expense:
Salaries and employee benefits	$4,275	$4,366	$(91)	-2.08%
Director fees	165	167	(2)	-1.20%
Occupancy expense	775	673	102	15.16%
Equipment expense	421	395	26	6.58%
Data processing fees	565	394	171	43.40%
Marketing and public relations	242	194	48	24.74%
Professional fees	566	284	282	99.30%
Other expense	837	752	85	11.30%

Total noninterest expense	$7,846	$7,225	$621	8.60%

The income tax provision for the six months ended June 30, 2007 decreased by $45,000, or 6.7%, compared to the same period last year, despite the increase in income. The 4.5% decrease in the effective tax rate, from 31.3% to 26.8%, is the result of the restructuring of the Company’s investment portfolio in December 2006 and significant increases in tax-exempt loans and investments realized during the past year.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for loan losses through charges to earnings. A provision of $100,000 was made to the allowance for loan losses during the three months ended June 30, 2007, compared to $150,000 for the same period last year. The provision for the six months ended June 30, 2007 was $250,000, compared to $290,000 for the same period last year. The allowance for loan losses was 1.07% and 1.00% of total loans at June 30, 2007 and December 31, 2006, respectively.

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

Large groups of loans consisting of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, as a general rule, the Company does not separately identify individual consumer and residential loans for impairment disclosures. The loss factors applied as a general allowance are determined by a periodic analysis of the allowance for loan losses. This analysis considers historical loan losses and delinquency figures and trends.

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

Changes in the allowance for loan losses were as follows for the six months ended June 30, 2007 and 2006:

	2007	2006
	(in thousands) (unaudited)
Balance as of January 1st	$3,044	$2,514
Loans charged off	(5)	(8)
Provision for loan losses	250	290
Recoveries of loans previously charged off	187	5
Reclassification to allowance for unfunded commitments	1	—

Balance as of June 30th	$3,477	$2,801

The allowance for loan losses represented 13,373.1% and 14,742.1% of non-performing loans, which totaled $26,000 and $19,000, at June 30, 2007 and 2006, respectively. Non-performing loans represented less than 0.01% of total loans and mortgages held-for-sale at June 30, 2007 and 2006.

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

Capital Resources

As of June 30, 2007, the Company had total capital of $46.5 million, an increase of $292,000, or 0.6%, from total capital as of December 31, 2006. The net change in the Bank’s capital reflects current year income, reduced by dividends declared, the increase in the net unrealized loss on securities available-for-sale, the vesting of stock awards and the exercise of stock options.

The Company’s policy has been to pay dividends out of funds in excess of the needs of the business. The Company declared and paid cash dividends to shareholders on a quarterly basis at a rate of $0.20 per share in each of the final two quarters of 2006 and the first two quarters of 2007. The Company expects to continue paying dividends of $0.20 per quarter.

Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of June 30, 2007, the Bank’s Tier 1 capital amounted to 9.24% of average total assets. At June 30, 2007, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 13.51%, which satisfies the applicable risk-based capital requirements. As of December 31, 2006, the Bank’s Tier 1 capital amounted to 9.37% of average assets and risk-based capital amounted to 13.47% of total risk-based assets.

Generally, bank holding companies are also required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of June 30, 2007, the Company’s Tier 1 capital amounted to 10.41% of average total assets. At June 30, 2007, the Company’s ratio of risk-based capital to risk weighted assets amounted to 15.18%, which satisfies the applicable risk-based capital requirements. As of December 31, 2006, the Company’s Tier 1 capital amounted to 10.81% of average assets and risk-based capital amounted to 15.35% of total risk-based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available-for-sale account as a liquidity resource. Securities maturing in one year or less amounted to $8.5 million at June 30, 2007; additionally, a minimum amount of contractual payments in the amount of $15.3 million for the mortgage-backed securities portfolio is due within one year at June 30, 2007. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

Off Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company’s financial condition, results of operations, or liquidity. As of June 30, 2007, total off-balance sheet financial commitments, which include unadvanced funds on loans, commitments to fund loans and letters of credit, amounted to approximately $61.9 million.

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

The Company’s net interest margin for the six months ended June 30, 2007 was 3.84%, in comparison to the 3.87% net interest margin for the six months ended June 30, 2006. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

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

As of June 30, 2007, the capital ratio of the Company on an EVE basis, at current rate levels, is 15.90%. Based on the most recent analysis it is estimated that an increase in interest rates over the next year of 200 basis points (for example, an increase in the prime rate from 8.25% to 10.25%) would result in an EVE capital ratio of 15.16%. Alternatively, if interest rates were to decrease over the next year by 200 basis points, the EVE capital ratio is estimated to be 14.67%. These changes are within the risk tolerance levels established by the Company policies.

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

	June 30, 2007			December 31, 2006
	Projected net interest income	Change from year 1 base case		Projected net interest income	Change from year 1 base case
	(Dollars in thousands)
Year 1 projections:
Down 200BP	$17,114	$229	1.36%	$16,815	$(52)	-0.31%
Base	16,885	—	—	16,867	—	—
Up 200BP	16,253	(632)	-3.74%	16,411	(456)	-2.70%

Year 2 projections:
Down 200BP	$17,396	$511	3.03%	$16,624	$(243)	-1.44%
Base	17,770	885	5.24%	17,438	571	3.39%
Up 200BP	16,785	(100)	-0.59%	16,737	(130)	-0.77%

The increase in interest earning assets as of June 30, 2007, compared to December 31, 2006, is the primary cause for the increase in net interest income in all scenarios indicated above. The Company’s strategy to reduce its net interest income exposure to stable and/or falling interest rates in the near term has benefited the net interest income projections. The changes indicated above are within the risk tolerance levels established by the Company policies.

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

Based on their evaluation, as of June 30, 2007, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

In the quarter ended June 30, 2007, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	Not applicable

Item 1A.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending June 30, 2007, the Company issued 9,275 shares of common stock pursuant to the Company’s 2005 Restricted Stock Plan. Such transaction was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2), as it did not involve any public offering.

Item 3.	Defaults Upon Senior Securities.	Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held at the Danvers office of the Bank, Danvers, Massachusetts, on the 22nd day of May, 2007 at 9:00 a.m. At the Meeting, the following matters were submitted to a vote with the results as follows:

1. The proposal to fix the number of directors at eleven (11) who shall constitute the full Board of Directors was approved by the requisite majority vote of shareholders. The votes for fixing the number of directors were as follows:

“FOR APPROVAL”	“AGAINST APPROVAL”	“ABSTAIN”
2,363,160	11,930	8,639
Number of Shares	Number of Shares	Number of Shares

2. All of the four (4) nominees for director received in excess of the requisite plurality of the votes cast at the meeting and were elected and qualified. The votes cast “FOR” and “WITH-HOLD” on the proposal to elect each of the following four (4) Directors of the Company, who, together with the Directors whose terms of office do not expire at the Annual Meeting, will constitute the full Board of Directors and will serve for a term of three (3) years were as follows:

	“FOR APPROVAL”	“WITH-HOLD”
Suzanne S. Gruhl	2,306,519	77,210
	Number of Shares	Number of Shares

John J. Meany	2,324,506	59,223
	Number of Shares	Number of Shares

Clark R. Smith	2,172,992	210,737
	Number of Shares	Number of Shares

Michael F. Tripoli	2,177,564	206,165
	Number of Shares	Number of Shares

3. The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the Company for the year ending December 31, 2006 was ratified because the votes for such appointment exceeded the votes against such appointment. The votes cast “FOR”, “AGAINST” and “ABSTAIN” on the proposal to ratify the appointment of Shatswell, MacLeod & Company, P.C. to act as independent auditors for the fiscal year ended December 31, 2007, are as follows:

“FOR APPROVAL”	“AGAINST APPROVAL”	“ABSTAIN”
2,349,134	29,806	4,789
Number of Shares	Number of Shares	Number of Shares

Item 5.	Other Information.	Not applicable

Item 6.	Exhibits.

11	Computation of Per Share Earnings

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: August 13, 2007	By:	/s/ Donat A. Fournier
Donat A. Fournier
President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ Michael O. Gilles
Michael O. Gilles
Executive Vice President and Chief Financial Officer