Form 10-Q
period 2007-09-30
BEVERLY NATIONAL CORP
filed 2007-11-09
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2007: 2,633,565.

BEVERLY NATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and due from banks	$8,044	$12,954
Interest-bearing demand deposits with other banks	146	1,010
Federal funds sold	5,119	11,604

Cash and cash equivalents	13,309	25,568
Investments in available-for-sale securities (at fair value)	115,734	116,181
Federal Home Loan Bank stock, at cost	3,452	3,503
Federal Reserve Bank stock, at cost	553	188
Loans, net of the allowance for loan losses of $3,554 and $3,044, respectively	317,374	302,667
Premises and equipment	7,444	6,285
Accrued interest receivable	1,969	1,840
Other assets	11,183	10,912

Total assets	$471,018	$467,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$73,024	$75,751
Interest-bearing	285,270	277,107

Total deposits	358,294	352,858
Federal Home Loan Bank advances	50,852	47,000
Securities sold under agreements to repurchase	10,941	16,372
Other liabilities	4,647	4,736

Total liabilities	424,734	420,966

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, $2.50 par value per share; 5,000,000 shares authorized; issued 2,889,925 shares as of September 30, 2007 and 2,837,240 shares as of December 31, 2006; outstanding, 2,702,665 shares as of September 30, 2007 and 2,726,835 shares as of December 31, 2006	7,225	7,093
Paid-in capital	22,320	21,772
Retained earnings	20,647	19,694
Treasury stock, at cost (178,255 shares as of September 30, 2007 and 110,405 shares as of December 31, 2006)	(2,902)	(1,495)
Unearned shares, Restricted Stock Plan (9,005 shares as of September 30, 2007)	(23)	—
Accumulated other comprehensive loss	(983)	(886)

Total stockholders’ equity	46,284	46,178

Total liabilities and stockholders’ equity	$471,018	$467,144

Book value per share	$17.13	$16.93

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest and dividend income:
Interest and fees on loans	$5,271	$4,882	$15,440	$13,900
Interest on debt securities:
Taxable	1,160	1,149	3,426	3,175
Tax-exempt	120	23	339	72
Dividends on marketable equity securities	162	61	477	185
Other interest	131	32	349	46

Total interest and dividend income	6,844	6,147	20,031	17,378

Interest expense:
Interest on deposits	2,119	1,570	5,796	4,122
Interest on other borrowed funds	783	694	2,329	1,889

Total interest expense	2,902	2,264	8,125	6,011

Net interest and dividend income	3,942	3,883	11,906	11,367
Provision for loan losses	75	150	325	440

Net interest and dividend income after provision for loan losses	3,867	3,733	11,581	10,927

Noninterest income:
Income from fiduciary activities	486	424	1,427	1,344
Fees from sale of non-deposit products	60	45	190	168
Service charges on deposit accounts	157	137	452	416
Other deposit fees	198	216	700	521
Gain on sales of loans, net	—	—	6	—
Income on cash surrender value of life insurance	54	58	165	162
Other income	304	176	759	598

Total noninterest income	1,259	1,056	3,699	3,209

Noninterest expense:
Salaries and employee benefits	2,185	2,160	6,460	6,526
Director fees	68	65	233	232
Occupancy expense	389	329	1,164	1,001
Equipment expense	216	203	638	598
Data processing fees	290	208	854	602
Marketing and public relations	102	137	344	332
Professional fees	186	208	752	492
Other expense	412	380	1,249	1,133

Total noninterest expense	3,848	3,690	11,694	10,916

Income before income taxes	1,278	1,099	3,586	3,220
Income taxes	357	339	976	1,003

Net income	$921	$760	$2,610	$2,217

Comprehensive income	$1,760	$1,177	$2,513	$2,391

Earnings per share:
Weighted average shares outstanding	2,748,336	2,558,642	2,755,340	2,116,626

Weighted average diluted shares outstanding	2,764,357	2,592,186	2,770,712	2,154,128

Earnings per common share	$0.34	$0.30	$0.95	$1.05
Earnings per common share, assuming dilution	$0.33	$0.29	$0.94	$1.03
Dividends per share	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$2,610	$2,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	554	495
Increase in interest payable	439	243
Provision for loan losses	325	440
Decrease in RABBI Trust trading securities	70	69
Amortization of securities, net	32	192
Decrease in mortgage servicing rights	27	30
Change in deferred loan costs, net	13	(29)
Stock-based compensation	12	12
(Increase) decrease in taxes receivable	(33)	20
Increase in prepaid expenses	(43)	(17)
Decrease in other liabilities	(43)	(191)
Increase in other assets	(99)	(4)
Increase in interest receivable	(129)	(450)
Increase in cash surrender value of life insurance	(165)	(162)
Decrease in accrued expenses	(485)	(211)

Net cash provided by operating activities	3,085	2,654

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	11,157	7,641
Proceeds from sales of available-for-sale securities	3,091	—
Recoveries of loans previously charged off	188	6
Sale (purchase) of Federal Home Loan Bank stock	51	(844)
Proceeds from maturities of held-to-maturity securities	—	3,645
Purchase of Federal Reserve Bank stock	(365)	—
Capital expenditures	(1,713)	(1,303)
Purchases of available-for-sale securities	(13,958)	(11,821)
Loan originations and principal collections, net	(15,233)	(33,327)

Net cash used in investing activities	(16,782)	(36,003)

Cash flows from financing activities:
Net increase in time deposits	13,362	11,890
Net increase in Federal Home Loan Bank advances	3,852	19,840
Proceeds from exercise of stock options	645	518
Proceeds from stock offering (total proceeds of $16,812, less offering costs of $ 450)	—	16,362
Purchase of treasury stock	(1,407)	—
Dividends paid	(1,657)	(1,299)
(Decrease) increase in securities sold under agreements to repurchase	(5,431)	1,892
Net decrease in demand deposits, NOW, money market and savings accounts	(7,926)	(19,756)

Net cash provided by financing activities	1,438	29,447

Net decrease in cash and cash equivalents	(12,259)	(3,902)
Cash and cash equivalents at beginning of period	25,568	13,440

Cash and cash equivalents at end of period	$13,309	$9,538

Supplemental disclosures:
Interest paid	$7,686	$5,768
Income taxes paid	1,009	983

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

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on lssue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15,2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Company is currently evaluating and has not yet determined the impact the new EITF is expected to have on its financial position, results of operations or cash flows.

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

The Company maintains six stock-based employee compensation plans. Effective January 1, 2006, the Company adopted SFAS 123R. For the nine months ended September 30, 2007, stock-based employee compensation costs recorded as expenses amounted to $43,000, compared to $25,000 for the same period last year. The 2007 figure includes compensation costs of $31,000 for grants made to employees pursuant to the Company’s Restricted Stock Plan, from which the Board of Directors approved the initial grant of 9,140 shares, at costs of $21.85 per share, during the second quarter of 2007. Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost had been recognized during periods prior to January 1, 2006 for the Company’s fixed stock option plans.

6.	PENSION BENEFITS

The following summarizes the net periodic cost for the three and nine months ended September 30:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost on benefit obligation	123	118	369	355
Expected return on plan assets	(161)	(150)	(484)	(451)
Amortization of prior service cost	—	—	—	—

Net periodic benefit cost	$(38)	$(32)	$(115)	$(96)

Effective January 1, 2006, the pension plan was suspended so that employees no longer earn additional defined benefits for future service.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Summary

Total assets as of September 30, 2007 increased $3.9 million, or 0.8%, compared to December 31, 2006. Loans, net of the allowance for loan losses, increased $14.7 million, or 4.9%, while cash and cash equivalents declined $12.3 million, or 48.0% since December 31, 2006. The Bank has strategically slowed its asset growth rate to evaluate current market conditions and determine the asset allocation that would be most advantageous. The loan portfolio has expanded, however, through utilization of available funding and the reallocation of existing resources. The strategic focus remains the prudent growth of the loan portfolio, and funding that growth through an expanded deposit base, or other less expensive funding alternatives. Deposits increased $5.4 million, or 1.5%, repurchase agreements decreased $5.4 million, or 33.2%, and Federal Home Loan Bank advances increased $3.9 million, or 8.2%. This growth in deposits reflects the June, 2007 opening of the Bank’s newest branch in Salem and the introduction of an enhanced line of deposit products. Management’s focus continues to be on maintaining the appropriate strategic direction and allocating resources to the areas that provide the most beneficial returns consistent with the Bank’s commitment to the maintenance of asset quality.

Investment Portfolio

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The following table presents the amortized cost of securities and their approximate fair values as of September 30, 2007 (unaudited) and December 31, 2006:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
September 30, 2007:
Debt securities issued by U.S. government corporations and agencies	$16,939	$56	$18	$16,977
Debt securities issued by states of the United States or political subdivisions of the states	12,326	9	336	11,999
Trust preferred securities	9,367	—	156	9,211
Marketable equity securities	1,643	3	15	1,631
Mortgage-backed securities	76,418	83	984	75,517
Debt securities issued by foreign governments	400	—	1	399

	$117,093	$151	$1,510	$115,734

December 31, 2006:
Debt securities issued by U.S. government corporations and agencies	$13,000	$14	$71	$12,943
Debt securities issued by states of the United States or political subdivisions of the states	9,730	2	75	9,657
Corporate debt securities	1,451	—	—	1,451
Trust preferred securities	9,529	—	49	9,480
Marketable equity securities	4,692	4	13	4,683
Mortgage-backed securities	78,613	118	1,159	77,572
Debt securities issued by foreign governments	400	—	5	395

	$117,415	$138	$1,372	$116,181

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of September 30, 2007 and December 31, 2006:

	September 30, 2007	% of Total	December 31, 2006	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Commercial, financial and agricultural	$37,582	11.84%	$48,201	15.93%
Real estate—construction and land development	18,265	5.76%	20,890	6.90%
Real estate—residential	119,549	37.67%	106,930	35.33%
Real estate—commercial	127,853	40.29%	112,237	37.08%
Consumer	2,681	0.84%	3,102	1.03%
Other	14,324	4.51%	13,664	4.51%

	320,254	100.91%	305,024	100.78%
Allowance for loan losses	(3,554)	-1.12%	(3,044)	-1.01%
Deferred loan costs, net	674	0.21%	687	0.23%

Net Loans	$317,374	100.00%	$302,667	100.00%

Deposits

The following table summarizes deposits as of September 30, 2007 and December 31, 2006:

	September 30, 2007	% of Total	December 31, 2006	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Demand Deposits	$73,024	20.38%	$75,751	21.47%
NOW Accounts	58,774	16.40%	71,805	20.35%
Money Market Accounts	85,600	23.89%	76,427	21.66%
Savings Deposits	47,465	13.25%	48,805	13.83%
Time Deposits	93,431	26.08%	80,070	22.69%

Total	$358,294	100.00%	$352,858	100.00%

Comparison of operating results for the three months ended September 30, 2007 and 2006

The Company reported net income for the quarter of $921,000, or basic earnings per share of $0.34 and fully diluted earnings of $0.33 per share, compared to net income of $760,000, or basic earnings per share of $0.30 and fully diluted earnings of $0.29 per share for the same quarter last year. These results represent an increase in net income of $161,000, or 21.2%, and a 12.8% and 13.6% increase in basic and fully diluted earnings per share, respectively.

Total interest and dividend income, when compared to the same period last year, increased by $697,000, or 11.3%. This was the result of increases in interest and fees on loans, which increased by $389,000, or 8.0%, and interest and dividends on investments, which increased $308,000, or 24.4%. The current interest rate environment has led to the increase in the Company’s yield on loans. The restructuring of the investment portfolio in December 2006, as well as the reinvestment of cash flows from the portfolio at current market rates, has led to the increase in the Company’s yield on investments.

Total interest expense increased by $638,000, or 28.2%, compared to the same calendar quarter last year. The increase was primarily comprised of a $549,000, or 35.0%, increase in deposit interest expense, which was due to an increase in the amount of deposits and in the average interest rate paid on deposits, fueled by the current competitive rate environment.

The above changes in interest income and expense resulted in an increase in net interest and dividend income after provision for loan losses of $134,000, or 3.6%, from the comparable quarter last year.

The Company’s net interest margin decreased by approximately ten basis points, from 3.76% to 3.66%, from the comparable quarter last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Three Months Ended September 30, 2007				For the Three Months Ended September 30, 2006
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands)	(in thousands)			(in thousands)	(in thousands)
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Assets
Federal funds sold and interest-bearing deposits	$4,510	$53		4.67%	$1,151	$16		5.52%
Investments	119,788	1,582	*	5.24%	115,238	1,261	*	4.34%
Loans	319,014	5,358	**	6.66%	300,465	4,940	**	6.52%

Total interest-earning assets	$443,312	6,993		6.26%	$416,854	6,217		5.92%

Liabilities
Savings deposits	$48,670	107		0.87%	$54,808	76		0.55%
NOW accounts	57,545	120		0.83%	58,241	60		0.41%
Money market accounts	88,980	823		3.67%	82,227	692		3.34%
Time deposits	89,030	1,069		4.76%	73,698	742		3.99%
FHLB advances	58,523	719		4.88%	44,098	593		5.34%
Repurchase agreements	7,201	64		3.54%	11,993	101		3.34%

Total interest-bearing liabilities	349,949	2,902		3.29%	325,065	2,264		2.76%
Non-interest-bearing deposits	74,164	—			71,074	—

Total deposits	$424,113	2,902		2.71%	$396,139	2,264		2.27%

Net interest income		$4,091				$3,953

Net interest spread				3.55%				3.65%

Net interest margin				3.66%				3.76%

Tax Equivalent Income Adjustment:
State and Muncipal Investment Income		$62	*			$12	*
Industrial Revenue Bond Income		87	**			58	**

Total Tax Equivalent Income Adjustment		$149				$70

*	Amount included in investment income.
**	Amount included in loan income.

Total noninterest income for the quarter was $1.3 million, an increase of $203,000, or 19.2%, from the same quarter last year. Increases in income from fiduciary activities, as well as in other income, accounted for much of this increase.

Total noninterest expense increased by $158,000, or 4.3%, when compared to the same quarter last year. While the Company realized a decrease in a few categories, such as professional fees and marketing and public relations expenses, most categories experienced a slight increase. This is an anticipated, inherent result in the strategy of growing the Bank. Occupancy and equipment expense increased due to lease payments and depreciation of improvements for the recently upgraded North Beverly location and the opening of the new Salem branch during the second quarter of 2007. Data processing fees increased due to improvements made to the Bank’s Internet banking system, a newly upgraded website and the outsourcing of the items processing operation. The Internet banking improvements included enhancing the overall system’s functionality, as well as the addition of several products and services now available to Internet banking customers. Other expenses also increased due to additional audit and compliance costs.

The following table sets forth the various components of noninterest income and noninterest expense for the quarters ended September 30, 2007 and 2006 and the dollar amount and percentage change between the periods:

	September 30,		Increase (Decrease)
	2007	2006	$	%
	(Dollars in thousands)
	(unaudited)
Noninterest income:
Income from fiduciary activities	$486	$424	$62	14.62%
Fees from sale of non-deposit products	60	45	15	33.33%
Service charges on deposit accounts	157	137	20	14.60%
Other deposit fees	198	216	(18)	-8.33%
Income on cash surrender value of life insurance	54	58	(4)	-6.90%
Other income	304	176	128	72.73%

Total noninterest income	$1,259	$1,056	$203	19.22%

Noninterest expense:
Salaries and employee benefits	$2,185	$2,160	$25	1.16%
Director fees	68	65	3	4.62%
Occupancy expense	389	329	60	18.24%
Equipment expense	216	203	13	6.40%
Data processing fees	290	208	82	39.42%
Marketing and public relations	102	137	(35)	-25.55%
Professional fees	186	208	(22)	-10.58%
Other expense	412	380	32	8.42%

Total noninterest expense	$3,848	$3,690	$158	4.28%

The income tax provision for the quarter increased by $18,000, or 5.3%, compared to the same period last year, due to the increase in net income. The 2.9% decrease in the effective tax rate, from 30.8% to 27.9%, is the result of the restructuring of the Company’s investment portfolio in December 2006, which included the Bank increasing its level of tax exempt investment securities, and a significant increase in tax-exempt loans realized during the past year.

Comparison of operating results for the nine months ended September 30, 2007 and 2006

Net income for the nine months ended September 30, 2007 of $2.6 million, or basic earnings per share of $0.95 and fully diluted earnings of $0.94 per share, increased $393,000, or 17.7%, compared to net income of $2.2 million, or basic earnings per share of $1.05 and fully diluted earnings of $1.03 per share, for the same period last year. The decrease in both basic and diluted earnings per share is due to the issuance of 805,000 shares of common stock resulting from the Company’s secondary stock offering in July 2006.

Total interest and dividend income, when compared to the same period last year, increased by $2.7 million, or 15.3%. This was the result of increases in interest and fees on loans, which increased by $1.5 million, or 11.1%, and interest and dividends on investments, which increased $1.1 million, or 32.0%. As stated with the quarterly operating results, the current interest rate environment, an increase in net loans and restructuring of the investment portfolio in December 2006 contributed to the increase in interest and dividend income.

Total interest expense increased by $2.1 million, or 35.2%, compared to the same period last year. The increase was partially comprised of a $1.7 million, or 40.6%, increase in deposit interest expense, which was caused by an increase in the amount of deposits and in the average interest rate paid on deposits, fueled by the current competitive rate environment. The increase in total interest expense was also attributed to interest on other borrowed funds, comprised of advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. Interest paid on these borrowings increased $440,000, or 23.3%, from the same period last year. The increase in the amount of borrowings by the Bank to fund loan portfolio growth is the cause for the increase in interest paid on borrowed funds.

The above changes in interest income and expense resulted in an increase in net interest and dividend income after provision for loan losses of $654,000, or 6.0%, from the comparable period last year.

The Company’s net interest margin decreased by approximately five basis points, from 3.83% to 3.78%, from the comparable period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Nine Months Ended September 30, 2007				For the Nine Months Ended September 30, 2006
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands)	(in thousands)			(in thousands)	(in thousands)
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Assets
Federal funds sold and interest-bearing deposits	$2,836	$102		4.82%	$627	$23		4.90%
Investments	119,635	4,663	*	5.21%	114,097	3,492	*	4.09%
Loans	314,402	15,701	**	6.68%	288,976	14,075	**	6.51%

Total interest-earning assets	$436,873	20,466		6.26%	$403,700	17,590		5.83%

Liabilities
Savings deposits	$48,323	266		0.74%	$58,003	237		0.55%
NOW accounts	58,784	347		0.79%	58,018	131		0.30%
Money market accounts	86,102	2,334		3.62%	81,064	1,873		3.09%
Time deposits	82,122	2,849		4.64%	69,677	1,881		3.61%
FHLB advances	56,873	2,107		4.95%	43,302	1,627		5.02%
Repurchase agreements	8,253	222		3.59%	10,745	262		3.26%

Total interest-bearing liabilities	340,457	8,125		3.19%	320,809	6,011		2.51%
Non-interest-bearing deposits	73,451	—			71,961	—

Total deposits	$413,908	8,125		2.62%	$392,770	6,011		2.05%

Net interest income		$12,341				$11,579

Net interest spread				3.64%				3.78%

Net interest margin				3.78%				3.83%

Tax Equivalent Income Adjustment:
State and Muncipal Investment Income		$174	*			$37	*
Industrial Revenue Bond Income		261	**			175	**

Total Tax Equivalent Income Adjustment		$435				$212

*	Amount included in investment income.
**	Amount included in loan income.

Total noninterest income for the nine months ended September 30, 2007 was $3.7 million, an increase of $490,000, or 15.3%, from the same period last year. Increases in other deposit fees accounted for much of this increase, and were due to implementations made as a result of the corporate-wide efficiency review occurring in 2006.

Total noninterest expense increased by $778,000, or 7.1%, when compared to the same period last year. Several categories contributed to this increase, including occupancy and equipment expense, data processing fees and professional fees. The increase in occupancy and equipment expense, data processing fees and other expenses is consistent with that stated with the results for the quarter. Professional fees increased as a result of the one-time costs associated with the implementation of a number of initiatives identified in the recently completed efficiency study and new product development. This review also resulted in increased non-interest income and a reduction in salaries and benefits expense.

The following table sets forth the various components of noninterest income and noninterest expense for the nine months ended September 30, 2007 and 2006 and the dollar amount and percentage change between the periods:

	September 30,		Increase (Decrease)
	2007	2006	$	%
	(Dollars in thousands)
	(unaudited)
Noninterest income:
Income from fiduciary activities	$1,427	$1,344	$83	6.18%
Fees from sale of non-deposit products	190	168	22	13.10%
Service charges on deposit accounts	452	416	36	8.65%
Other deposit fees	700	521	179	34.36%
Gain on sales of loans, net	6	—	6	—
Income on cash surrender value of life insurance	165	162	3	1.85%
Other income	759	598	161	26.92%

Total noninterest income	$3,699	$3,209	$490	15.27%

Noninterest expense:
Salaries and employee benefits	$6,460	$6,526	$(66)	-1.01%
Director fees	233	232	1	0.43%
Occupancy expense	1,164	1,001	163	16.28%
Equipment expense	638	598	40	6.69%
Data processing fees	854	602	252	41.86%
Marketing and public relations	344	332	12	3.61%
Professional fees	752	492	260	52.85%
Other expense	1,249	1,133	116	10.24%

Total noninterest expense	$11,694	$10,916	$778	7.13%

The income tax provision for the nine months ended September 30, 2007 decreased by $27,000, or 2.7%, compared to the same period last year, despite the increase in income. The 3.9% decrease in the effective tax rate, from 31.1% to 27.2%, is the result of the restructuring of the Company’s investment portfolio in December 2006 and an increase in tax-exempt income realized during the past year.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for loan losses through charges to earnings. A provision of $75,000 was made to the allowance for loan losses during the three months ended September 30, 2007, compared to $150,000 for the same period last year. The provision for the nine months ended September 30, 2007 was $325,000, compared to $440,000 for the same period last year. Despite reduced provisions in 2007, the allowance for loan losses was 1.11% and 1.00% of total loans at September 30, 2007 and December 31, 2006, respectively.

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

Changes in the allowance for loan losses were as follows for the nine months ended September 30, 2007 and 2006:

	2007	2006
	(in thousands)
	(unaudited)
Balance as of January 1st	$3,044	$2,514
Loans charged off	(5)	(9)
Provision for loan losses	325	440
Recoveries of loans previously charged off	188	6
Reclass to reserve for unfunded commitments	2	(40)

Balance as of September 30th	$3,554	$2,911

The allowance for loan losses represented 13,669.2% and 17,123.5% of non-performing loans, which totaled $26,000 and $17,000, at September 30, 2007 and 2006, respectively. Non-performing loans represented less than 0.01% of total loans and mortgages held-for-sale at September 30, 2007 and 2006.

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

Capital Resources

As of September 30, 2007, the Company had total capital of $46.3 million, an increase of $106,000, or 0.2%, from total capital as of December 31, 2006. The net change in the Bank’s capital reflects current year income, reduced by dividends declared, the purchase of treasury stock, the increase in the net unrealized loss on securities available-for-sale, the vesting of stock awards and the exercise of stock options.

The Company’s policy has been to pay dividends out of funds in excess of the needs of the business. The Company declared and paid cash dividends to shareholders on a quarterly basis at a rate of $0.20 per share in each of the final two quarters of 2006 and the first three quarters of 2007. The Company expects to continue paying dividends of $0.20 per quarter.

Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of September 30, 2007, the Bank’s Tier 1 capital amounted to 9.14% of average total assets. At September 30, 2007, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 13.94%, which satisfies the applicable risk-based capital requirements. As of December 31, 2006, the Bank’s Tier 1 capital amounted to 9.37% of average assets and risk-based capital amounted to 13.47% of total risk-based assets.

Generally, bank holding companies are also required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of September 30, 2007, the Company’s Tier 1 capital amounted to 10.13% of average total assets. At September 30, 2007, the Company’s ratio of risk-based capital to risk weighted assets amounted to 15.42%, which satisfies the applicable risk-based capital requirements. As of December 31, 2006, the Company’s Tier 1 capital amounted to 10.81% of average assets and risk-based capital amounted to 15.35% of total risk-based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available-for-sale account as a liquidity resource. Securities maturing in one year or less amounted to $8.1 million at September 30, 2007; additionally, a minimum amount of contractual payments in the amount of $14.9 million for the mortgage-backed securities portfolio is due within one year at September 30, 2007. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

Off Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company’s financial condition, results of operations, or liquidity. As of September 30, 2007, total off-balance sheet financial commitments, which include unadvanced funds on loans, commitments to fund loans and letters of credit, amounted to approximately $63.2 million.

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

The Company’s net interest margin for the nine months ended September 30, 2007 was 3.78%, in comparison to the 3.83% net interest margin for the nine months ended September 30, 2006. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

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

As of September 30, 2007, the capital ratio of the Company on an EVE basis, at current rate levels, is 13.49%. Based on the most recent analysis it is estimated that an increase in interest rates over the next year of 200 basis points (for example, an increase in the prime rate from 7.50% to 9.50%) would result in an EVE capital ratio of 12.41%. Alternatively, if interest rates were to decrease over the next year by 200 basis points, the EVE capital ratio is estimated to be 12.63%. These changes are within the risk tolerance levels established by the Company policies.

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

The following table summarizes the net interest income simulation as of September 30, 2007 and December 31, 2006:

	September 30, 2007			December 31, 2006
	Projected net interest income	Change from year 1 base case		Projected net interest income	Change from year 1 base case
	(Dollars in thousands)
Year 1 projections:
Down 200BP	$16,642	$58	0.35%	$16,815	$(52)	-0.31%
Base	16,584	—	—	16,867	—	—
Up 200BP	15,794	(790)	-4.76%	16,411	(456)	-2.70%

Year 2 projections:
Down 200BP	$16,725	$141	0.85%	$16,624	$(243)	-1.44%
Base	17,276	692	4.17%	17,438	571	3.39%
Up 200BP	15,744	(840)	-5.07%	16,737	(130)	-0.77%

ITEM 4.	CONTROLS AND PROCEDURES.

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

Based on their evaluation, as of September 30, 2007, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

In the quarter ended September 30, 2007, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	Not applicable

Item 1A.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703 of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	—	$—	—	138,487

August 1, 2007 – August 31, 2007	57,850	20.63	57,850	80,637

September 1, 2007 – September 30, 2007	10,000	21.30	67,850	70,637

Total	67,850	$20.73

(1)	On July 25, 2007, the Company announced that the Board of Directors approved a stock repurchase program to acquire within twelve months from July 25, 2007 up to an aggregate of 138,487 shares of the Company’s outstanding shares through privately negotitated transactions and/or market purchases at appropriate prices, subject to price and market conditions.

Item 3.	Defaults Upon Senior Securities.	Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	Not applicable

Item 5.	Other Information.	Not applicable

Item 6.	Exhibits.

11	Computation of Per Share Earnings
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: November 9, 2007	By:	/s/ Donat A. Fournier
Donat A. Fournier
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Michael O. Gilles
Michael O. Gilles
Executive Vice President and Chief Financial Officer