Form 10-K
period 2007-12-31
BEVERLY NATIONAL CORP
filed 2008-03-28
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 33-22224-B

Beverly National Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-2832201
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

240 Cabot Street, Beverly, Massachusetts	01915
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (978) 922-2100

Securities registered pursuant to Section l2(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $2.50)	American Stock Exchange

Securities registered pursuant to l2(g) of the Act:

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

Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐    No   ☒

As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, is $59,808,303.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,654,388 shares were outstanding as of March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference in Part III of this Form 10-K are portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2008.

PART I

ITEM l.	BUSINESS

Beverly National Corporation

Beverly National Corporation, a Massachusetts corporation (the “Company” or the “Holding Company”), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Holding Company has one banking subsidiary, Beverly National Bank (the “Bank”). The principal executive office of the Company is located at 240 Cabot Street, Beverly, Massachusetts 01915, and the telephone number is (978) 922-2100. The website for the Company and the Bank is “www.beverlynational.com.” The Company provides a link on its website to its Annual Report on Form 10-K, quarterly reports on Forms 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after filing such reports with the SEC. Also available on the website are the Company’s Code of Ethics and Conflicts of Interest Policy and Corporate Governance Policy.

The Company was incorporated in 1984 and became the bank holding company for the Bank in 1985. The Bank is believed to be among the oldest banks operating in the United States. The Bank became a national banking association on March 16, 1865. From 1802, until the creation of a national banking system in 1865, the Bank operated as a state chartered bank.

The Bank provides a broad array of consumer and commercial banking services to individuals and to small and mid-size businesses through eight full-service and two limited service branch locations in and around Essex County, Massachusetts. Seven of the full service branch locations are open six days a week and maintain “drive-through” facilities, while all eight branches have automatic teller machines (“ATMs”). The limited service branches operate under reduced hours and lack the “drive-through” infrastructure.

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

As a result of renewed focus by the Company on allocating resources to income-producing core lines of business, it has experienced strong asset growth, primarily in commercial loans, over the past several years. The Bank has also expanded its market presence by opening a new branch in Salem, Massachusetts in June 2007. Stable economic conditions in its market area and its success in responding to new business opportunities have also enhanced the Bank’s growth prospects.

The Bank has one subsidiary, Beverly National Security Corporation, which was established as a Massachusetts securities corporation for the exclusive purpose of buying, selling or holding investment securities. The Hannah Insurance Agency, a former subsidiary of the Bank that sold annuities, life, long-term and liability insurance, was dissolved during February 2006.

The business of the Bank is not significantly affected by seasonal factors.

In the last five years the Bank derived its operating income from the following sources:

	% of Operating Income
	2007	2006	2005	2004	2003
Interest and fees on loans	65%	68%	63%	58%	64%
Interest and dividends on securities and federal funds sold	19	18	19	21	17
Charges, fees and other sources	16	14	18	21	19

	100%	100%	100%	100%	100%

Market Area

The Company’s current primary market area is considered to be Essex County, Massachusetts. The Bank operates ten offices within the communities of Beverly, Danvers, Hamilton, Manchester, Salem and Topsfield, Massachusetts. All of the offices of the Bank are located within the North Shore Region of Massachusetts. However, as expansion of the franchise continues, the market area will likely encompass the greater North Shore Region, which is defined as Essex and Northern Middlesex counties in Massachusetts along with Southeastern New Hampshire. The Company believes that the current market area, as well as the greater North Shore Region, contains a significant number of small to mid-size businesses looking for a locally-based commercial bank that can offer an array of financial products and services that are not available at a typical community bank. The traditional banking relationships for many of these businesses have been displaced as a result of bank mergers in the area. Given the Company’s broad product offering, focus on customer service and local management, the organization can better serve the growing needs of both new and existing customers in its current and expanding market areas.

Environmental Systems Research Institute, a leading provider of demographic data, has projected median household income growth of 26.3% in Essex County between 2005 and 2010, compared to 17.4% on an aggregate basis for the United States and 24.4% for all of Massachusetts. With branches located in the towns of Beverly, Danvers, Hamilton, Manchester, Salem and Topsfield in Essex County, Massachusetts, the Company operates in some of the most attractive markets in the North Shore Region. The strong concentration of wealth, coupled with the projected median household income growth of the Company’s current market area, should provide significant banking and lending opportunities for it to meet its strategic objectives. One of the goals of the Company is to leverage its brand recognition and further enhance the franchise by expanding into higher growth communities within its core Essex County marketplace.

The Company believes there is ample opportunity for it to increase its share of deposits within Essex County. As of June 30, 2007, the Bank held 2.4% of the deposits in Essex County through its ten offices. Two of the Bank’s nine offices are limited service branch facilities located within educational institutions. Of the 249 banking offices located within Essex County, recording $15.2 billion in deposits, Eastern Bank, Sovereign Bank, Bank of America, and TD BankNorth account for 46.2% of the market. In addition, Citizens Bank, Danvers Bank and Salem Five have absorbed 19.4% of the market.

Business Plan Initiatives and Strategy

The Company’s management team is focused on executing its business plan and the Company has made significant investments in infrastructure and acquiring experienced lending personnel in order to enhance its long-term profitability. The overall strategy is to continue the expansion of the banking franchise to become the leading independent bank in the North Shore Region and to improve overall efficiency and profitability by:

•	Taking advantage of opportunities created by the wealth characteristics and business activity in the North Shore Region;

•	Capitalizing on the consolidation of banking institutions within the North Shore Region to attract dislocated customers and recruit experienced banking officers, directors and employees;

•	Focusing on local management and a commitment to the local community in each of our market areas; and

•	Attracting new customers in the markets currently served by providing personalized service in an efficient manner, together with a full range of high quality financial services and products.

Growing the Loan Portfolio and Deposits. In order to grow the Bank’s loans and deposits, the Company is undertaking the following initiatives:

•

The Company is empowering Branch Managers to take a more active role in the growth of retail operations. The Company is committed to implementing a more sales oriented culture through the alignment of the incentive compensation structure with defined revenue growth and business development objectives. One major objective is to leverage customer relationships in trust and wealth management services. As of December 31, 2007, there were $252 million in assets under management and $295 million in total assets in the custody of the Trust Department. Given the wealth characteristics in the Company’s markets, it is developing specialized mortgage and consumer loan products to further enhance business opportunities with asset management clients.

•

The Company has enhanced its overall lending capabilities through a series of initiatives, including the hiring of experienced lenders and strengthening underwriting, credit analysis and automation of certain processes. As a result, net loans have increased from $174.4 million at December 31, 2003 to $318.4 million at December 31, 2007, or 20.6% on an annualized basis.

•

The commercial loan team consists of six lending officers, each with more than 15 years of operating experience in the Company’s market area. In an effort to improve operating efficiency and maximize the deposit relationships of commercial clients, the Company recently transferred management responsibility for commercial deposit relationships to the Chief Lending Officer and introduced a series of cash management services. These initiatives, coupled with recent improvements in the underwriting and credit administration/oversight process, will enable the Company to continue to leverage its resources as it grows its commercial loan portfolio.

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

As part of the Bank’s focus on customers, it provides a full array of financial services and products through the Bank or arrangements with third-party vendors, including:

•	real estate, commercial and consumer loans;

•	electronic transfer services, internet banking and bill paying services;

•	deposit services;

•	merchant capture;

•	wealth management services; and

•	ATMs, debit cards, credit cards and merchant services.

Supervision and Regulation

General

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Funds of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations.

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

The Company

As a bank holding company, operations are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Board (“Federal Reserve Board”). The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to the Office of the Comptroller of the Currency’s (“OCC”) capital guidelines applicable to the Bank. The Bank Holding Company Act of 1956, as amended, (the “BHC Act”), limits the types of companies that a bank holding company may acquire or organize and the activities in which it or they may engage. In general, bank holding companies and their subsidiaries are only permitted to engage in, or acquire direct control of any company engaged in banking or in a business so closely related to banking as to be a proper incident thereto. Federal legislation enacted in 1999 authorizes certain entities to register as financial holding companies. Registered financial holding companies are permitted to engage in businesses, including securities and investment banking businesses, which are prohibited to bank holding companies. While the creation of financial holding companies is evolving, to date there has been no significant impact on the Company. If the Company wants to engage in businesses permitted to financial holding companies but not to bank holding companies, the Company would need to register with the Federal Reserve Board as a financial holding company.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of risk-based capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2007, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 13.43%. At December 31, 2007, the Company’s Tier 1 capital amounted to 9.84% of average assets and total risk-based capital was 14.50% of total risk-based assets.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. While certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, generally bank holding companies are required to maintain a leverage ratio in excess of 4.0%. As of December 31, 2007 the Company’s leverage ratio was 9.84%.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds, and for the foreseeable future, it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus ten percent of its net income for the preceding four quarters in the case of an annual dividend or ten percent of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2007, the Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, a bank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though the bank would continue to meet its capital requirements after the dividend.

Because the Company is a legal entity separate and distinct from its subsidiary, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, arising as a result of their status as shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

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

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2007, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 12.99%. At December 31, 2007, the Bank’s Tier 1 capital amounted to 9.39% of average assets and risk-based capital amount of 14.07% of total risk-based assets.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2007, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 9.39%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized” and “critically under-capitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “under-capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. At December 31, 2007, the Bank met the capital requirements of a “well-capitalized” institution under applicable OCC regulations.

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

Employees

As of December 31, 2007, the Company and the Bank employed 120 officers and employees, of which 100 were full time. Our employees are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential

The following table presents average balances, interest income, interest expense and the corresponding yields earned and rates paid for the years ended December 31, 2007 and 2006. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis.

	Year Ended December 31
	2007			2006
	Average Balance	Interest Inc/Exp	Yield/ Rate	Average Balance	Interest Inc/Exp	Yield/ Rate
	(Dollars in thousands)
ASSETS
Federal funds sold and interest bearing deposits	$3,278	$144	4.40%	$2,297	$180	7.85%
Investments (1)	120,028	6,269	5.22%	115,494	4,701	4.07%
Loans (1), (2), (3)	316,152	21,029	6.65%	291,982	19,066	6.53%

Total interest-earning assets	$439,458	27,442	6.24%	$409,773	23,947	5.84%

LIABILITIES
Savings deposits	$48,208	390	0.81%	$56,174	307	0.55%
NOW accounts	58,252	471	0.81%	58,270	203	0.35%
Money market accounts	86,206	3,117	3.62%	80,402	2,538	3.16%
Time deposits	84,792	3,962	4.67%	72,133	2,736	3.79%
Short term borrowings	65,338	3,073	4.70%	55,848	2,635	4.72%

Total interest-bearing liabilities	342,796	11,013	3.21%	322,827	8,419	2.61%
Non-interest-bearing deposits	73,027	—		72,697	—

Total deposits and interest-bearing liabilities	$415,823	11,013	2.65%	$395,524	8,419	2.13%

Net interest income		$16,429			$15,528

Net interest spread			3.59%			3.71%

Net interest margin			3.74%			3.79%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment for investments is $243,000 and $57,000 for 2007 and 2006, respectively. The total amount of adjustment for loans is $347,000 and $234,000 for 2007 and 2006, respectively. A federal tax rate of 34% was used in performing this calculation.
(2)	Includes loan fees of $112,000 and $156,000 for 2007 and 2006, respectively.
(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

The following table shows, for the period indicated, the dollar amount of changes in interest income and interest expense resulting from changes in volume and interest rates.

	Year Ended December 31, 2007 compared to Year Ended December 31, 2006
	Due to a change in:
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest income from:
Federal funds sold and interest-bearing deposits	$77	$(113)	$(36)
Investments	185	1,383	1,568
Loans, net of unearned income	1,578	385	1,963

Total	1,840	1,655	3,495

Interest expense on:
Savings deposits	(44)	127	83
NOW accounts	—	267	267
Money market accounts	183	396	579
Time deposits	480	747	1,227
Short-term Borrowings	448	(10)	438

Total	1,067	1,527	2,594

Net Interest Income	$773	$128	$901

(1)	The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro-rated basis.

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

The following table shows the maturities, amortized cost basis and weighted average yields of the Company’s consolidated investments in available-for-sale debt and preferred stocks at December 31, 2007. The yields on state and municipal securities are presented on a tax equivalent basis. A federal tax rate of 34% was used in performing this calculation. Preferred stocks with perpetual maturities have been included with securities maturing after ten years.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturing:
Debt securities issued by U.S. Government corporations and agencies	$3,000	3.75%	$4,000	5.39%	$5,000	5.43%	$690	6.15%
Mortgage-backed securities	3,366	3.92%	11,239	4.10%	15,645	4.16%	46,422	5.45%
Debt securities issued by States of the United States and political subdivisions of the States	—	—	2,644	5.09%	360	5.16%	9,321	5.84%
Debt securities issued by foreign governments	—	—	400	5.05%	—	—	—	—
Preferred stocks	—	—	—	—	—	—	12,407	7.92%

Total	$6,366		$18,283		$21,005		$68,840

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of December 31 for the years indicated (in thousands):

	2007	2006	2005	2004	2003
Commercial, financial and agricultural	$39,343	$48,201	$42,034	$45,520	$34,788
Real estate—construction and land development	17,042	20,890	16,413	5,786	4,409
Real estate—residential	120,512	106,930	98,007	83,954	63,346
Real estate—commercial	127,819	112,237	98,761	87,366	59,196
Consumer	2,392	3,102	4,949	6,536	7,233
Other	14,193	13,664	8,968	6,997	6,972

	321,301	305,024	269,132	236,159	175,944
Allowance for loan losses	(3,614)	(3,044)	(2,514)	(2,181)	(2,183)
Deferred loan costs, net	669	687	638	652	651

Net Loans	$318,356	$302,667	$267,256	$234,630	$174,412

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

Loan Maturities and Rates

The following table sets forth certain information at December 31, 2007 regarding the dollar amount of principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average life of loans and may cause actual repayment experience to differ from that shown. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below (in thousands) exclude applicable loans in process, unearned interest on consumer loans and deferred loan fees.

	Commercial	Construction	Residential Real Estate	Commercial Real Estate	Consumer	Other	Total Loans
Amounts due in:
One year or less	$17,127	$16,616	$38,362	$20,262	$2,081	$160	$94,608
More than one year to three years	5,442	426	25,448	38,433	181	3,117	73,047
More than three years to five years	11,777	—	18,871	30,310	130	988	62,076
More than five years to fifteen years	4,997	—	17,134	30,474	—	8,491	61,096
More than fifteen years	—	—	20,697	8,340	—	1,437	30,474

Total amount due	$39,343	$17,042	$120,512	$127,819	$2,392	$14,193	$321,301

The following table sets forth the dollar amounts of all loans at December 31, 2007 that are due after December 31, 2008 and have either fixed interest rates or variable interest rates. The amounts shown below (in thousands) exclude applicable loans in process, unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Variable Rates	Total
Commercial	$17,545	$4,671	$22,216
Residential Real Estate	44,461	37,689	82,150
Commercial Real Estate	42,777	65,206	107,983
Consumer	311	—	311
Other	1,437	12,596	14,033

Total loans	$106,531	$120,162	$226,693

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

	2007	2006	2005	2004	2003
Total loans, non-accrual	$259	$16	$2	$529	$1,007
Loans past due 90 days or more and still accruing	—	—	—	—	—

Total	$259	$16	$2	$529	$1,007

The amount of interest income recorded on non-accrual loans and restructured loans outstanding for the period, amounted to $0 in 2007 and 2006 and 2005, $12,000 in 2004 and $26,000 in 2003. Had these loans performed in accordance with their original terms, the amount recorded would have been $0 in 2007, $2,000 in 2006 and 2005, $83,000 in 2004 and $52,000 in 2003.

As of December 31, 2007, there were no loans included above that were known by management to have possible credit problems of the borrowers that caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The Bank did not have any foreclosed real estate assets or other real estate owned at any of the dates presented.

Summary of Loan Loss Experience

The following table summarizes historical data with respect to average loans outstanding, loan losses and recoveries, and the allowance for loan losses at December 31 for each of the years indicated:

	2007	2006	2005	2004	2003
	(Dollars in thousands)
Average loans outstanding, net of unearned income	$316,152	$291,982	$248,025	$204,651	$185,259

Allowance for loan losses

Balance at beginning of period	$3,044	$2,514	$2,181	$2,183	$2,013

(Charge-offs):
Real estate—construction and land development	—	—	—	—	—
Real estate—residential	—	—	(141)	—	—
Real estate—commercial	—	—	—	—	—
Commercial, financial & agricultural	—	—	(242)	(609)	(44)
Consumer	(15)	(10)	(25)	(33)	(34)
Recoveries:
Real estate—residential	142	—	—	—	—
Commercial, financial & agricultural	45	4	154	77	119
Consumer	3	3	2	3	9

Net (charge-offs) recoveries	175	(3)	(252)	(562)	50

Provision for loan losses	395	590	585	560	120
Reserve for unfunded commitments reclassified to other liabilities	—	(57)	—	—	—

Balance at period end	$3,614	$3,044	$2,514	$2,181	$2,183

Ratio of net (charge-offs) recoveries to average loans	0.06%	—	(0.10)%	(0.27)%	0.03%

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

The following table reflects the allocation of the allowance for loan losses and the percentage of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

	2007		2006		2005		2004		2003
	Amount	Percent of loans in category to total loans	Amount	Percent of loans in category to total loans	Amount	Percent of loans in category to total loans	Amount	Percent of loans in category to total loans	Amount	Percent of loans in category to total loans
	(Dollars in thousands)
Commercial, financial, agriculture & construction	$1,169	17.6%	$1,152	22.6%	$1,147	21.7%	$911	21.6%	$1,167	22.4%
Real estate—residential	527	37.5%	368	35.1%	283	36.4%	226	35.7%	229	36.0%
Real estate—commercial	1,766	39.8%	1,358	36.8%	1,073	36.7%	1,035	36.9%	764	33.6%
Consumer	8	0.7%	7	1.0%	6	1.8%	5	2.8%	13	4.1%
Other	144	4.4%	159	4.5%	5	3.4%	4	3.0%	10	3.9%

Total	$3,614	100.0%	$3,044	100.0%	$2,514	100.0%	$2,181	100.0%	$2,183	100.0%

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

At December 31, 2007, the allowance for loan losses totaled $3.6 million representing 1,395% of non-performing loans, which totaled $259,000, and 1.1% of total loans of $321.3 million. This compared to an allowance for loan losses of $3.0 million representing 19,025% of non-performing loans, which totaled $16,000, and 1.0% of total loans of $305.0 million at December 31, 2006.

The Bank charged off a total of $15,000 of loans during 2007 as compared to $10,000 charged off during 2006. A total of $190,000 was recovered on previously charged off loans during 2007 compared to $7,000 recovered during 2006. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. Additionally, with expectations of the Bank to continue to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

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

The following table summarizes the Bank’s deposits as of December 31 for the years indicated (in thousands):

	2007	% of Total	2006	% of Total
	(Dollars in thousands)
Demand deposits	$72,425	20.67%	$75,751	21.47%
NOW accounts	58,841	16.80%	71,805	20.35%
Money market accounts	81,585	23.29%	76,427	21.66%
Savings deposits	48,336	13.80%	48,805	13.83%
Time deposits	89,123	25.44%	80,070	22.69%

Total	$350,310	100.00%	$352,858	100.00%

As of December 31, 2007, the Bank had certificates of deposit in amounts of $100,000 and more, aggregating $31.7 million. These certificates of deposit mature as follows (in thousands):

Maturity	Amount
3 months or less	$15,988
Over 3 months through 6 months	8,101
Over 6 months through 12 months	6,735
Over 12 months	892

Total	$31,716

Other Borrowed Funds

The securities sold under agreements to repurchase as of December 31, 2007 are securities sold on a short-term basis by the Bank and are accounted for not as sales but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. government corporations, debt securities issued by states of the United States and political subdivisions of the states and preferred stocks. The securities were held in the Bank’s various safekeeping accounts, which are all under the control of the Bank. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements. Listed below are the securities sold under agreements to repurchase for the years indicated (dollars in thousands):

	2007	2006
Average balance outstanding	$9,608	$11,279
Weighted average rate	3.59%	3.36%

Federal Home Loan Bank (FHLB) advances represent daily transactions that the Bank uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily, reflecting existing market conditions. Listed below is information concerning FHLB borrowings for the years indicated (dollars in thousands):

	2007	2006
Federal Home Loan Bank advances:
Average balance outstanding	$55,730	$44,569
Maximum amount outstanding at any month-end during the period	$61,406	$62,700
Balance outstanding at the end of period	$59,616	$47,000
Weighted average interest rate during the period	4.89%	4.80%
Weighted average interest rate at end of period	4.20%	4.91%

Summarized quarterly financial data for 2007 and 2006 is as follows:

	2007 Quarter Ended
	March 31	June 30	Sept 30	Dec 31
	(In thousands, except per share data)
Interest and dividend income	$6,456	$6,731	$6,844	$6,822
Interest expense	2,481	2,741	2,902	2,888

Net interest and dividend income	3,975	3,990	3,942	3,934
Provision for loan losses	150	100	75	70
Noninterest income	1,170	1,270	1,259	1,228
Noninterest expense	3,884	3,963	3,848	3,758

Income before income taxes	1,111	1,197	1,278	1,334
Income taxes	304	315	357	374

Net income	$807	$882	$921	$960

Basic earnings per common share	$0.29	$0.32	$0.34	$0.36
Earnings per common share, assuming dilution	$0.29	$0.32	$0.33	$0.36

	2006 Quarter Ended
	March 31	June 30	Sept 30	Dec 31
	(In thousands, except per share data)
Interest and dividend income	$5,459	$5,759	$6,117	$6,321
Interest expense	1,654	2,093	2,264	2,408

Net interest and dividend income	3,805	3,666	3,853	3,913
Provision for loan losses	140	150	150	150
Noninterest income	1,069	1,096	1,086	1,297
Loss on sales of available-for-sale securities, net	—	—	—	509
Noninterest expense	3,659	3,566	3,690	4,115

Income before income taxes	1,075	1,046	1,099	436
Income taxes	337	327	339	107

Net income	$738	$719	$760	$329

Basic earnings per common share	$0.39	$0.38	$0.30	$0.12
Earnings per common share, assuming dilution	$0.38	$0.37	$0.29	$0.12

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Description	Location	Square Feet	Owned/ Leased	Lease Expiration
Main Office	240 Cabot Street, Beverly, MA	15,000	Owned	n/a
Operation Center	246 Cabot Street, Beverly, MA	12,000	Owned	n/a
South Hamilton Office	25 Railroad Avenue, South Hamilton, MA	2,382	Owned	n/a
Topsfield Office	15 Main Street, Topsfield, MA	2,310	Leased	February 2010
North Beverly Plaza Office	63 Dodge Street, Beverly, MA	3,558	Leased	October 2026
Cummings Center Office	100 Cummings Center, Suites 101M and 101N, Beverly, MA	3,502	Leased	September 2016
Manchester Office	11 Summer Street, Manchester-by-the-Sea, MA	1,250	Leased	December 2028
Danvers Office	107 High Street, Danvers, MA	6,650	Leased	August 2019
Salem Office	6 Paradise Road, Salem , MA	2,634	Leased	April 2017
Hamilton-Wenham Regional High School Branch Office	Bay Road, Hamilton, MA	340	n/a	n/a
Beverly High School Branch Office	Sohier Road, Beverly, MA	491	n/a	n/a

The Bank has twelve ATMs in Massachusetts of which three are stand alone and are located at Beverly Hospital, Beverly; Crosby’s Market, Manchester-by-the-Sea and the Cummings Center parking lot, Beverly. The Bank also has nine cash dispensing machines at various retail locations.

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

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock and Dividend Policy

Prior to June 19, 2006, there was limited trading in the Company’s common stock, which was not listed on any public exchange or the National Association of Securities Dealers National Market System or the Small Cap Market System. Commencing June 19, 2006, the Company’s common stock trades on the American Stock Exchange (“AMEX”) under the symbol “BNV”.

The following table sets forth, to the best knowledge of management, the representative high and low sales prices as reported for each quarterly period during 2007 and 2006, and the cash dividends declared during such periods. The sale prices of these market trades prior to June 19, 2006 are based on transactions available to the public on Yahoo Finance through June 16, 2006. Since June 19, 2006, the sale prices of our common stock are reported on AMEX.

	High and Low Sales Prices Common Stock		Cash Dividends Declared
	High	Low
Fiscal Year 2006
First Quarter	$27.50	$24.00	$0.40
Second Quarter	24.75	21.05	—
Third Quarter	26.30	22.20	0.20
Fourth Quarter	25.30	23.40	0.20

Fiscal Year 2007
First Quarter	$23.75	$21.36	$0.20
Second Quarter	22.40	20.50	0.20
Third Quarter	22.00	19.45	0.20
Fourth Quarter	21.90	19.95	0.20

On March 14, 2008, there were 307 holders of record of the Company’s common stock.

The Company’s policy has been to pay dividends out of funds in excess of the needs of the business. The Company has declared and paid cash dividends to its shareholders on a quarterly basis at a rate of $0.20 per share in each quarter of 2007 and in the first, third and fourth quarters of 2006. In addition, in March 2006, the Company declared a dividend of $0.20 for payment in the second quarter of 2006; it is shown above as declared in the first quarter rather than the second quarter. In future quarters, the Company expects to declare and pay dividends in the same quarter.

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

For restrictions on the ability of the Bank to pay dividends to the Company, see Note 16, of the Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans (as of December 31, 2007)

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,225	$15.34	27,725	(1)
Equity compensation plans not approved by security holders	4,284	$13.37	—

Total	25,509	$15.01	—

(1)	This figure represents the 27,725 shares that may be issued as restricted stock, in accordance with Beverly National Corporation 2005 Restricted Stock Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

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

General

The Company does not transact any material business other than through its wholly owned subsidiary, the Bank. The Bank’s results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank’s provision for loan losses, fee income from wealth management and trust services and fees generated from loan and deposit products and, when strategically appropriate, investment and loan sale activities. The Bank’s non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion, professional fees and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may also materially impact the Bank.

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

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Total assets at December 31, 2007 were $472.8 million, compared to $467.1 million at December 31, 2006, an increase of $5.7 million, or 1.2%. Asset growth was primarily due to the increase in the loan portfolio, which was funded by the decrease in cash and cash equivalents and increase in advances from the Federal Home Loan Bank.

Investments totaled $114.8 million and were all classified as available-for-sale at December 31, 2007, a slight increase of $2.8 million, or 2.5%, compared to $112.0 million of available-for-sale securities at December 31, 2006. Loans receivable, net of the allowance for loan losses and unearned income, increased $15.7 million, or 5.2%, to $318.4 million at December 31, 2007, compared to $302.7 million at December 31, 2006. The increase in the loan portfolio was primarily a net result of a $15.6 million, or 13.9%, increase in commercial real estate loans; a $13.6 million, or 12.7%, increase in residential real estate loans; an $8.9 million, or 18.4%, decrease in commercial, financial and agricultural loans; and a $3.8 million, or 18.4%, decrease in real estate construction and land development loans. Due to the overall growth of the loan portfolio and a sizable recovery on a loan previously charged off, the allowance for loan losses increased $570,000 to $3.6 million at December 31, 2007, compared to $3.0 million at December 31, 2006, an increase of 18.7%.

Deposits decreased 0.7%, to $350.3 million at December 31, 2007 from $352.9 million at December 31, 2006. The slight decline in deposits was primarily the net result of decreases in demand deposits and NOW accounts, which offset the increases in money market savings accounts and time deposits. The strategy for the maintaining of deposits has included a continued investment in new retail opportunities, which is part of the Bank’s commitment to provide its customers with a broader array of products and services. The Bank has introduced a number of new products, alternative investment services, small business deposit products, commercial services and delivery channels such as home banking, on-line bill pay, and debit cards.

Advances from the Federal Home Loan Bank of Boston totaled $59.6 million at December 31, 2007, compared to $47.0 million at December 31, 2006, an increase of $12.6 million, or 26.8%. The advances were used to fund loan growth in excess of the amount funded through the decrease in cash and cash equivalents. Securities sold under agreements to repurchase totaled $11.6 million at December 31, 2007, compared to $16.4 million at December 31, 2006, a decrease of $4.8 million, or 29.3%.

Total stockholders’ equity was $45.8 million, or 9.7% of total assets at December 31, 2007, a decrease of $413,000, or 0.9%, from $46.2 million, or 9.9% of total assets at December 31, 2006. The net change in stockholders’ equity was primarily the result of the increase in net income for the year, offset, in part, by the payment of dividends and the repurchase of 138,487 shares of the Company’s common stock to be held in treasury as part of the Company’s stock repurchase plan. During 2006, the Company issued 805,000 shares of common stock at $22 per share, which raised, net of expenses, $16.4 million in capital. The Company’s book value per share at December 31, 2007 was $17.32, compared to $16.93 at December 31, 2006, an increase of $0.39, or 2.3%.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

Net income for the year ended December 31, 2007 was $3.6 million, as compared to $2.5 million last year. Basic earnings per share for the year ended December 31, 2007 were $1.31, versus $1.12 for the year ended December 31, 2006. Diluted earnings per share for the year ended December 31, 2007 were $1.30, as compared to $1.10 for the year ended December 31, 2006. Net income for 2006 was reduced by one-time charges, net of tax, of $477,000 related to the restructuring of the Company’s investment portfolio and cost associated with implementing changes identified in a corporate efficiency review. Net income for 2006, excluding these one-time charges, would have been $3.0 million, with basic and fully diluted earnings per share of $1.33 and $1.31, respectively.

Interest and Dividend Income

Interest and dividend income for the year ended December 31, 2007 was $26.9 million, compared to $23.7 million for the year ended December 31, 2006, an increase of $3.2 million, or 13.5%. The increase in interest and dividend income was a result of both an increase in the average balances and yields of interest-earning assets.

The average balance of interest-earning assets increased from $409.8 million for the year 2006 to $439.5 million for the year 2007, an increase of $29.7 million, or 7.2%.

The increase in the average balance of interest-earning assets was primarily a result of an increase in the average balance of loans to $316.2 million for 2007, compared to $292.0 million for 2006, an increase of $24.2 million, or 8.3%. The yield on average interest-earning assets increased 40 basis points to 6.24%, primarily due to the increase in the yield on the investment portfolio, a result of the December 2006 restructuring of the investment portfolio.

Interest Expense

Interest expense for the year ended December 31, 2007 was $11.0 million, compared to $8.4 million for the year ended December 31, 2006, an increase of $2.6 million, or 30.9%. The increase in interest expense was primarily due to the increase in interest rates, which resulted in an increase in the cost of interest-bearing liabilities from 2.61% to 3.21%. The average balance of interest-bearing liabilities increased to $342.8 million for the year 2007, from $322.8 million for the year 2006, an increase of $20.0 million, or 6.2%.

Provision for Loan Losses

The provision for loan losses was $395,000 for the year, compared to $590,000 last year. The decrease in the level of the provision for the year ended December 31, 2007 was a direct result of a large recovery of $184,000 on a previously charged off loan. The net change in the allowance for loan losses in 2007 was consistent with the change in 2006. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any losses reasonably expected in the existing loan portfolio.

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

Noninterest Income

For the year ended December 31, 2007, noninterest income, net of gains and losses on investment activities, totaled $4.9 million, compared to $4.0 million last year, an increase of $888,000, or 22.0%. The increase was primarily a result of the 2006 non-recurring charge of $509,000 for the loss on sales of available-for-sales securities related to the restructuring of the investment portfolio. Without this one-time loss in 2006, total noninterest income for 2007 would have increased by $379,000, or 8.3%, compared to the same period last year. Also impacting the increase were increases in wealth management services, service charges on deposit accounts and other deposit fees.

The following table sets forth the various components of noninterest income for the year ended December 31, 2007 and 2006 and the dollar amount and percentage change between the periods:

	December 31,		Increase (Decrease)
	2007	2006	$	%
	(Dollars in thousands)
Income from fiduciary activities	$1,941	$1,816	$125	6.88%
Fees from sale of non-deposit products	236	225	11	4.89%
Service charges on deposit accounts	623	549	74	13.48%
Other deposit fees	927	791	136	17.19%
Gain (loss) on sales and calls of available-for-sale securities, net	1	(509)	510	100.00%
Gain on sales of loans, net	6	—	6	—
Income on cash surrender value of life insurance	232	218	14	6.42%
Other income	962	950	12	1.26%

Total noninterest income	$4,928	$4,040	$888	21.98%

Noninterest Expense

Total noninterest expense was $15.5 million for the year ended December 31, 2007, a slight increase from $15.0 million for the same period last year. Total expense for 2006 includes a non-recurring charge for the cost associated with implementing changes identified in a corporate efficiency review. The slight increase in 2007 was also due to increases in occupancy expense, data processing fees, and professional fees, which were partially offset by decreases in salaries and employee benefits.

The following table sets forth the various components of noninterest expense for the years ended December 31, 2007 and 2006 and the dollar amount and percentage change between the periods:

	December 31,		Increase (Decrease)
	2007	2006	$	%
	(Dollars in thousands)
Salaries and employee benefits	$8,527	$8,928	$(401)	-4.49%
Director fees	309	315	(6)	-1.90%
Occupancy expense	1,587	1,355	232	17.12%
Equipment expense	882	822	60	7.30%
Data processing fees	1,139	859	280	32.60%
Marketing and public relations	461	448	13	2.90%
Professional fees	907	745	162	21.74%
Other expense	1,640	1,559	81	5.20%

Total noninterest expense	$15,452	$15,031	$421	2.80%

Income Taxes

For the year ended December 31, 2007, income taxes of $1.4 million were provided on income before taxes of $4.9 million, for an effective rate of 27.4%, compared to $1.1 million on income before taxes of $3.7 million, for an effective rate of 30.4%, for the year ended December 31, 2006. The decrease in the effective tax rate is the result of increases in tax-exempt municipal securities and preferred stocks that are eligible for the dividends received deduction.

Capital Resources

As of December 31, 2007, the Company had total capital in the amount of $45.8 million, consistent with total capital of $46.2 million at December 31, 2006. The capital ratios of the Company and the Bank exceed applicable regulatory requirements (see Note 16 to the Financial Statements).

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

The factors that have most influenced the Bank’s liquidity policy are as follows:

(1)	reliability and stability of the Bank’s deposit base

(2)	quality of the asset portfolio

(3)	maturity structure and pledging status of the Bank’s investment portfolio

(4)	potential for loan demand

(5)	possibility of extraordinary liquidity demands

(6)	anticipated changes in loan repayments

(7)	level of the Bank's non-performing and non-earning assets.

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

Primary liquidity serves as a source of funds to meet the immediate cash needs of the Bank. Primary liquidity includes cash on hand and due from banks, un-pledged securities that mature in 30 days or less, federal funds sold and the current un-advanced portion of available lines of credit (FHLB and Bank of America). Primary liquidity is calculated on at least a monthly basis and reported as part of the management ALCO reports. The current internal guideline for primary liquidity is 3% to 10% of total assets.

Secondary liquidity is intended as an additional source of funds for the Bank to meet intermediate and long-term cash needs to fund growth expectations and any unexpected funding demands on the Bank. Secondary liquidity consists of un-pledged investment securities available for sale, at current market value, and the un-advanced portion of available borrowing capacity at the FHLB. The current internal guideline for secondary liquidity is 5% to 20% of total assets. As of December 31, 2007, the Bank had total approved borrowing capacity with the Federal Home Loan Bank of Boston of $103.3 million. Total advances outstanding as of December 31, 2007 were $59.6 million, leaving available borrowing capacity of approximately $43.7 million.

Total liquidity is the combination of the primary and secondary liquidity and is the total measure of the Bank’s growth capacity before the generation of additional deposits. It is the intention of the Bank to cover all foreseeable demands for cash and still maintain a total liquidity ratio of 10% to 25% of total assets.

As of December 31, 2007 the Bank is in compliance with the established internal guidelines, with primary liquidity, secondary liquidity and total liquidity of 3.98%, 9.28% and 13.26% of total assets, respectively.

As an additional source of liquidity, the Bank has the ability to use brokered deposits as a source of funds. The Bank monitors the market for these products and if rates warrant they will be considered as an additional source of liquidity. The Bank has established a limit of 10% of deposits as a maximum level of such deposits. As of December 31, 2007 the Bank had no brokered certificates of deposit.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available-for-sale account as a liquidity resource. Securities maturing in one year or less amounted to $6.3 million at December 31, 2007; additionally, a minimum amount of contractual payments in the amount of $15.8 million for the mortgage-backed securities portfolio is due within one year at December 31, 2007. At December 31, 2007, $83.0 million of the Bank’s certificates of deposit and $26.7 million in borrowings are expected to mature in one year or less. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity.

Gap Analysis

The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than +/- 25% of total assets. The Company’s current practices are consistent with these objectives. The Company believes that it is successfully managing its interest rate risk consistent with these goals. Listed below is a gap analysis as of December 31, 2007 by re-pricing date or maturity.

	0-31 Days	1-3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
	(Dollars in thousands)
ASSETS
Interest-bearing demand deposits	$115	$—	$—	$—	$—	$—
Federal funds sold	3,706	—	—	—	—	—
Short-term investments	922	—	—	—	—	—
Investments (1)	2,375	5,384	7,625	7,946	48,380	47,348
Total loans	34,912	23,117	8,409	27,419	158,897	69,216

Total earning assets	42,030	28,501	16,034	35,365	207,277	116,564

LIABILITIES
Noninterest bearing deposits	—	—	—	—	—	72,425
Savings	—	—	15,971	—	32,365	—
NOW accounts	—	—	19,326	—	39,515	—
Money market accounts	15,101	35,829	—	—	15,558	15,097
Total time deposits	18,709	20,396	24,282	18,637	7,099	—

Total deposits	33,810	56,225	59,579	18,637	94,537	87,522
Borrowed funds	14,330	—	—	10,000	16,286	19,000
Securities sold under agreements to repurchase	11,638	—	—	—	—	—

Total liabilities	59,778	56,225	59,579	28,637	110,823	106,522

Net asset (liability) gap	$(17,748)	$(27,724)	$(43,545)	$6,728	$96,454	$10,042

Cumulative gap	$(17,748)	$(45,472)	$(89,017)	$(82,289)	$14,165	$24,207

% cumulative gap	-3.75%	-9.62%	-18.83%	-17.40%	3.00%	5.12%

(1)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.

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

Statement of Management’s Responsibility

Management is responsible for the integrity and objectivity of the consolidated financial statements and other information appearing in this Form 10-K. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America applying estimates and management’s best judgment as required. To fulfill their responsibilities, management establishes and maintains accounting systems and practices adequately supported by internal accounting controls. These controls include the selection and training of management and supervisory personnel; an organization structure providing for delegation of authority and establishment or responsibilities; communication of requirements for compliance with approved accounting, control and business practices throughout the organization; business planning and review; and a program of internal audit. Management believes the internal accounting controls in use provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management’s authorization and that financial records are reliable for the purpose of preparing financial statements. Shatswell, MacLeod and Company, P.C. has been engaged to provide an independent opinion on the consolidated financial statements. Their report appears in this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, the transactions and dispositions of assets of the Company; (2) provide reasonable assurances that: (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and (b) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s average net interest margin for the year ended December 31, 2007 amounted to 3.74%, in comparison to the 3.79% for the year ended December 31, 2006. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available-for-sale and the flow and mix of deposits.

Asset/Liability Management

The Company’s Asset/Liability Management Committee (the “ALCO Committee”) is comprised of the President and Chief Executive Officer of the Company; the Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer; the Executive Vice President and Senior Loan Officer; the Executive Vice President of Retail Banking; the Senior Vice President of Operations; the Senior Vice President and Chief Risk Officer; and various lending and finance officers. This Committee is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. This Committee meets regularly and sets the rates on deposits and loan products, approves loan pricing strategies, reviews investment transactions and sets other strategic initiatives that relate to balance sheet management and structure as considered necessary. This Asset/Liability Management Committee reports to the Board of Director ALCO Committee, which is comprised of several independent Directors and the President and Chief Executive Officer.

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

	December 31, 2007			December 31, 2006
	Projected net interest income	Change from Year 1 base case		Projected net interest income	Change from Year 1 base case
		$	%		$	%
	(Dollars in thousands)
Year 1 Projections:
Down 200 basis points	$16,671	$(132)	(0.79)%	$16,817	$(50)	(0.30)%
Base	16,803	—	—	16,867	—	—
Up 200 basis points	16,348	(455)	(2.71)%	16,411	(456)	(2.70)%

Year 2 Projections:
Down 200 basis points	$16,298	$(505)	(3.01)%	$16,624	$(243)	(1.44)%
Base	17,346	544	3.24%	17,439	572	3.39%
Up 200 basis points	16,467	(336)	(2.00)%	16,738	(129)	(0.76)%

The above changes in net interest income are within the risk tolerance levels established by the Company policies.

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

As of December 31, 2007, the capital ratio of the Company on an EVE basis, at current rate levels, is 12.95%. Based on the most recent analysis it is estimated that an immediate increase in interest rates of 200 basis points (for example, an increase in the prime rate from 6.00% to 8.00%) would result in an EVE capital ratio of 12.42%. Alternatively, if interest rates were to decrease by 200 basis points, the EVE capital ratio is estimated to be 11.90%. These changes are within the risk tolerance levels established by the Company policies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Board of Directors and Stockholders

Beverly National Corporation

Beverly, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Beverly National Corporation and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly National Corporation and Subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 25, 2008

83 PINE STREET • WEST PEABODY, MASSACHUSETTS 01960-3635 • TELEPHONE (978) 535-0206 • FACSIMILE (978) 535-9908

smc@shatswell.com                            www.shatswell.com

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in thousands, except per share data)

	2007	2006
ASSETS
Cash and due from banks	$10,752	$12,954
Federal funds sold	3,706	11,604
Interest-bearing demand deposits with other banks	115	1,010
Short-term investments	922	4,155

Cash and cash equivalents	15,495	29,723
Investments in available-for-sale securities (at fair value)	114,793	112,026
Federal Home Loan Bank stock, at cost	3,452	3,503
Federal Reserve Bank stock, at cost	553	188
Loans, net of the allowance for loan losses of $3,614 and $3,044, respectively	318,356	302,667
Premises and equipment	7,321	6,285
Accrued interest receivable	1,805	1,840
Other assets	11,016	10,912

Total assets	$472,791	$467,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$72,425	$75,751
Interest-bearing	277,885	277,107

Total deposits	350,310	352,858
Federal Home Loan Bank advances	59,616	47,000
Securities sold under agreements to repurchase	11,638	16,372
Other liabilities	5,462	4,736

Total liabilities	427,026	420,966

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, par value $2.50 per share; authorized 5,000,000 shares; issued 2,890,690 shares as of December 31, 2007 and 2,837,240 shares as of December 31, 2006; outstanding, 2,641,798 shares as of December 31, 2007 and 2,726,835 shares as of December 31, 2006	7,227	7,093
Paid-in capital	22,586	21,772
Retained earnings	21,050	19,694
Treasury stock, at cost (248,892 shares as of December 31, 2007 and 110,405 shares as of December 31, 2006)	(4,370)	(1,495)
Unearned shares, Restricted Stock Plan (9,005 shares as of December 31, 2007)	(197)	—
Accumulated other comprehensive loss	(531)	(886)

Total stockholders’ equity	45,765	46,178

Total liabilities and stockholders’ equity	$472,791	$467,144

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2007 and 2006

(In thousands, except per share data)

	2007	2006
Interest and dividend income:
Interest and fees on loans	$20,682	$18,832
Interest on debt securities:
Taxable	4,577	4,125
Tax-exempt	459	111
Dividends on marketable equity securities	652	306
Other interest	482	282

Total interest and dividend income	26,852	23,656

Interest expense:
Interest on deposits	7,940	5,784
Interest on other borrowed funds	3,073	2,635

Total interest expense	11,013	8,419

Net interest and dividend income	15,839	15,237
Provision for loan losses	395	590

Net interest and dividend income after provision for loan losses	15,444	14,647

Noninterest income:
Income from fiduciary activities	1,941	1,816
Fees from sale of non-deposit products	236	225
Service charges on deposit accounts	623	549
Other deposit fees	927	791
Gain (loss) on sales and calls of available-for-sale securities, net	1	(509)
Gain on sales of loans, net	6	—
Income on cash surrender value of life insurance	232	218
Other income	962	950

Total noninterest income	4,928	4,040

Noninterest expense:
Salaries and employee benefits	8,527	8,928
Director fees	309	315
Occupancy expense	1,587	1,355
Equipment expense	882	822
Data processing fees	1,139	859
Marketing and public relations	461	448
Professional fees	907	745
Other expense	1,640	1,559

Total noninterest expense	15,452	15,031

Income before income taxes	4,920	3,656
Income taxes	1,350	1,110

Net income	$3,570	$2,546

Earnings per common share	$1.31	$1.12

Earnings per common share, assuming dilution	$1.30	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007 and 2006

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Shares, Restricted Stock Plan	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2005	$4,983	$6,848	$18,992	$(1,495)	$—	$(607)	$28,721
Comprehensive income:
Net income	—	—	2,546	—	—	—	—
Other comprehensive loss, net of tax effect	—	—	—	—	—	(161)	—
Comprehensive income	—	—	—	—	—	—	2,385
Tax benefit for stock options	—	98	—	—	—	—	98
Stock awards (500 shares)	1	11	—	—	—	—	12
Dividends declared ($.80 per share)	—	—	(1,844)	—	—	—	(1,844)
Adjustment to initially apply SFAS No. 158, net of tax effect	—	—	—	—	—	(118)	(118)
Sale of 38,540 shares of common stock on exercise of stock options	96	430	—	—	—	—	526
Proceeds from stock offering (805,000 shares)	2,013	14,349	—	—	—	—	16,362
Stock-based compensation expense	—	36	—	—	—	—	36

Balance, December 31, 2006	7,093	21,772	19,694	(1,495)	—	(886)	46,178
Comprehensive income:
Net income	—	—	3,570	—	—	—	—
Other comprehensive income, net of tax effect	—	—	—	—	—	355	—
Comprehensive income	—	—	—	—	—	—	3,925
Tax benefit for stock options	—	76	—	—	—	—	76
Stock awards (500 shares)	1	9	—	—	—	—	10
Dividends declared ($.80 per share)	—	—	(2,214)	—	—	—	(2,214)
Sale of 43,675 shares of common stock on exercise of stock options	109	534	—	—	—	—	643
Restricted stock awarded (9,275 shares)	24	179	—	—	(203)	—	—
Vesting of restricted stock awards (270 shares)	—	—	—	—	6	—	6
Purchase of treasury stock (138,487 shares)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense	—	16	—	—	—	—	16

Balance, December 31, 2007	$7,227	$22,586	$21,050	$(4,370)	$(197)	$(531)	$45,765

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007 and 2006

(Dollars in thousands)

(continued)

Reclassification disclosure for the years ended December 31:

	2007	2006
Unrealized gains (losses) on securities
Net unrealized holding gain on available-for-sale securities	$974	$306
Net unrealized loss transferred from held-to-maturity securities	—	(1,026)
Reclassification adjustment for realized (gains) losses in net income	(1)	509

	973	(211)
Income tax (expense) benefit	(349)	50

	624	(161)

Comprehensive loss—pension and postretirement benefit plans	(455)	—
Income tax benefit	186	—

	(269)	—

Other comprehensive income (loss), net of tax	$355	$(161)

Accumulated other comprehensive loss consists of the following as of December 31:
	2007	2006
Net unrealized holding losses on available-for-sale securities, net of taxes	$(144)	$(768)
Unrecognized pension and postretirement benefit plan expenses—SFAS No. 158, net of tax	(387)	(118)

	$(531)	$(886)

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006

(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$3,570	$2,546
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in mortgage servicing rights	34	42
Depreciation and amortization	748	652
Stock awards	16	12
Stock-based compensation	16	36
(Gain) loss on sales and calls of available-for-sale investments, net	(1)	509
Provision for loan losses	395	590
Deferred tax benefit	(202)	(254)
Decrease (increase) in taxes receivable	130	(61)
Decrease (increase) in interest receivable	35	(199)
Increase in interest payable	421	373
Increase in accrued expenses	117	101
(Increase) decrease in prepaid expenses	(2)	54
Increase (decrease) in other liabilities	206	(157)
Increase in other assets	(21)	(34)
Increase in cash surrender value of life insurance	(232)	(218)
Decrease in RABBI Trust trading securities	102	86
Amortization of securities, net	26	282
Change in deferred loan costs, net	18	(49)

Net cash provided by operating activities	5,376	4,311

Cash flows from investing activities:
Purchases of available-for-sale securities	(25,102)	(62,818)
Proceeds from sales of available-for-sale securities	—	44,228
Proceeds from maturities of available-for-sale securities	22,810	14,063
Proceeds from maturities of held-to-maturity securities	—	4,595
Redemption of Federal Home Loan Bank stock	371	—
Purchases of Federal Home Loan Bank stock	(320)	(1,631)
Purchase of Federal Reserve Bank stock	(365)	—
Loan originations and principal collections, net	(16,027)	(29,745)
Purchases of loans	(265)	(6,157)
Recoveries of loans previously charged off	190	7
Capital expenditures	(1,784)	(2,360)

Net cash used in investing activities	(20,492)	(39,818)

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006

(In thousands)

(continued)

	2007	2006
Cash flows from financing activities:
Net decrease in demand deposits, NOW and savings accounts	(11,601)	(4,825)
Net increase in time deposits	9,053	11,871
Advances from Federal Home Loan Bank	25,500	37,000
Payments of Federal Home Loan Bank advances	(17,214)	(4,300)
Net increase (decrease) in short term FHLB advances	4,330	(8,600)
(Decrease) increase in securities sold under agreements to repurchase	(4,734)	4,982
Proceeds from exercise of stock options	643	526
Proceeds from stock offering (total proceeds of $16,812, less offering costs of $450)	—	16,362
Purchase of treasury stock	(2,875)	—
Dividends paid	(2,214)	(1,844)

Net cash provided by financing activities	888	51,172

Net (decrease) increase in cash and cash equivalents	(14,228)	15,665
Cash and cash equivalents at beginning of year	29,723	14,058

Cash and cash equivalents at end of year	$15,495	$29,723

Supplemental disclosures:
Interest paid	$10,592	$8,046
Income taxes paid	1,422	1,425
Transfer from held-to-maturity securities to available-for-sale securities	—	60,896
Due to broker	(473)	473

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007 and 2006

(Dollars in thousands, except per share data)

NOTE 1—NATURE OF OPERATIONS

Beverly National Corporation (Company) is a state chartered corporation that was organized in 1984 to become the holding company of Beverly National Bank (Bank). The Company’s primary activity is to act as the holding company for the Bank. The Bank is a federally chartered bank, which was founded in 1802 and is headquartered in Beverly, Massachusetts. The Bank operates its business from eight full service branches and two educational banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans. The Bank also operates a trust department that offers fiduciary and investment services.

NOTE 2—ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting with the exception of fiduciary activities and certain minor sources of income which are reflected on a cash basis. The results of these activities do not differ materially from those which would result using the accrual method. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

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

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank and the Bank’s wholly-owned subsidiaries, Hannah Insurance Agency, Inc. and Beverly National Security Corporation. Hannah Insurance Agency, Inc. was formed to market life insurance, disability insurance and long term care products. Beverly National Security Corporation was established for the exclusive purpose of buying, selling or holding securities. All significant intercompany accounts and transactions have been eliminated in the consolidation. During 2006 the Company dissolved Hannah Insurance Agency, Inc.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest-bearing demand deposit accounts with other banks, short-term investments and federal funds sold.

Cash and due from banks as of December 31, 2007 and 2006 includes $368 and $470, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

STOCK BASED COMPENSATION:

At December 31, 2007, the Company has five stock-based employee compensation plans which are described more fully in Note 10. The Company accounts for the plans under SFAS No. 123(R) “Share-Based Payment.” During the years ended December 31, 2007 and 2006, $16 and $36, respectively, in stock-based employee compensation was recognized. Prior to January 2006, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost had been recognized for its fixed stock option plans. In addition, $49 and $12 of compensation cost was recognized in 2007 and 2006, respectively, for annual stock awards of 500 shares to an executive officer under his employment agreement and for compensation costs related to the 2005 Restricted Stock Plan.

SUPPLEMENTAL RETIREMENT PLAN:

In connection with its Supplemental Retirement Plan, the Company established a RABBI Trust to assist in the administration of the plan. The accounts of the RABBI Trust are consolidated in the Company’s consolidated financial statements. Any trading securities held by the RABBI Trust are accounted for in accordance with SFAS No. 115.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of January 1, 2007. The adoption of SFAS 155 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Company does not expect the adoption of this issue to have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company does not expect the adoption of this statement to have a material impact on its financial position and results of operations.

NOTE 3—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007:
Debt securities issued by U.S. government corporations and agencies	$12,690	$127	$8	$12,809
Debt securities issued by states of the United States and political subdivisions of the states	12,325	24	155	12,194
Preferred stocks	12,407	91	382	12,116
Marketable equity securities	560	2	7	555
Mortgage-backed securities	76,672	383	335	76,720
Debt securities issued by foreign governments	400	—	1	399

	$115,054	$627	$888	$114,793

December 31, 2006:
Debt securities issued by U.S. government corporations and agencies	$13,000	$14	$71	$12,943
Debt securities issued by states of the United States and political subdivisions of the states	9,730	2	75	9,657
Corporate debt securities	1,451	—	—	1,451
Preferred stocks	9,529	—	49	9,480
Marketable equity securities	537	4	13	528
Mortgage-backed securities	78,613	118	1,159	77,572
Debt securities issued by foreign governments	400	—	5	395

	$113,260	$138	$1,372	$112,026

The scheduled maturities of available-for-sale debt securities and trust preferred securities were as follows as of December 31, 2007:

Fair Value
Due within one year	$2,991
Due after one year through five years	7,091
Due after five years through ten years	5,424
Due in more than ten years	18,836
Mortgage-backed securities	76,720

$111,062

There were no sales of available-for-sale securities in 2007. Proceeds from sales of available-for-sale securities in 2006 amounted to $44,228. Gross realized gains and losses in the year ended December 31, 2006 were $258 and $767, respectively. The tax benefit applicable to these net realized losses amounted to $181 for the year ended December 31, 2006.

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

As of December 31, 2007, there were no securities that exceeded 10% of stockholders’ equity.

Total carrying amounts of $55,640 and $59,042 of securities were pledged to secure treasury tax and loan, trust funds and public funds on deposit, and securities sold under agreements to repurchase as of December 31, 2007 and 2006, respectively.

In connection with its supplemental retirement plan described in Note 11, the Company set up a RABBI Trust which holds trading securities. The RABBI Trust is included in other assets on the consolidated balance sheets. The portion of trading gains for the years ended December 31, 2007 and 2006 that relates to trading securities still held at year end amounted to $21 and $6, respectively. The fair value of trading securities held in the RABBI Trust as of December 31, 2007 and 2006 was $308 and $410, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007:
Debt securities issued by U.S. government corporations and agencies	$—	$—	$2,992	$8	$2,992	$8
Debt securities issued by states of the United States and political subdivisions of the states	4,903	64	5,433	91	10,336	155
Mortgage-backed securities	5,241	92	30,037	243	35,278	335
Debt securities issued by foreign governments	—	—	399	1	399	1
Marketable equity securities	—	—	548	7	548	7
Preferred stocks	8,940	382	—	—	8,940	382

Total temporarily impaired securities	$19,084	$538	$39,409	$350	$58,493	$888

December 31, 2006:
Debt securities issued by U.S. government corporations and agencies	$3,993	$7	$4,936	$64	$8,929	$71
Debt securities issued by states of the United States and political subdivisions of the states	6,377	70	399	5	6,776	75
Mortgage-backed securities	28,296	156	38,107	1,003	66,403	1,159
Debt securities issued by foreign governments	—	—	395	5	395	5
Marketable equity securities	—	—	518	13	518	13
Preferred stocks	5,480	49	—	—	5,480	49

Total temporarily impaired securities	$44,146	$282	$44,355	$1,090	$88,501	$1,372

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2007 consist primarily of debt and mortgage-backed securities issued by U.S. government corporations and agencies with strong credit ratings and preferred stocks. The unrealized losses in the above table are primarily attributable to changes in market interest rates and recent uncertainties in the financial markets. Company management has the ability to hold debt securities to maturity and equity securities until cost recovery occurs and does not intend to sell these securities in the near term future. Therefore, the December 31, 2007 unrealized losses are determined to be temporary.

NOTE 4—LOANS

Loans consisted of the following as of December 31:

	2007	2006
Commercial, financial and agricultural	$39,343	$48,201
Real estate—construction and land development	17,042	20,890
Real estate—residential	120,512	106,930
Real estate—commercial	127,819	112,237
Consumer	2,392	3,102
Other	14,193	13,664

	321,301	305,024
Allowance for loan losses	(3,614)	(3,044)
Deferred loan costs, net	669	687

Net loans	$318,356	$302,667

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2007	2006
Balance at beginning of period	$3,044	$2,514
Loans charged off	(15)	(10)
Provision for loan losses	395	590
Recoveries of loans previously charged off	190	7
Reclassification as allowance for commitments	—	(57)

Balance at end of period	$3,614	$3,044

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2007. Total loans to such persons and their companies amounted to $177 as of December 31, 2007. During 2007, principal payments and advances totaled $236 and $146, respectively.

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

	2007	2006
Total nonaccrual loans	$259	$16

Accruing loans which are 90 days or more overdue	$—	$—

Information about loans that meet the definition of an impaired loan in SFAS No. 114 is as follows:

	December 31,
	2007		2006
	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses
Loans for which there is a related allowance for credit losses	$234	$5	$—	$—
Loans for which there is no related allowance for credit losses	—	—	—	—

Totals	$234	$5	$—	$—

Average recorded investment in impaired loans during the year ended December 31	$18		$12

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired
Total recognized	$—		$—

Amount recognized using a cash-basis method of accounting	$—		$—

Loans serviced for others are not included in the accompanying balance sheets. As of December 31, 2007 and 2006, the unpaid principal balances of loans serviced for others were $28,445 and $31,879, respectively.

Changes in mortgage servicing rights, which are included in other assets, were as follows for the years ended December 31:

	2007	2006
Balance at beginning of period	$93	$135
Amortization	(34)	(42)

Balance at end of period	$59	$93

No valuation allowance for the carrying amount of mortgage servicing rights at December 31, 2007 and 2006 was recorded because management estimated that there was no impairment in the carrying amount of those rights. The fair values of these rights approximated their carrying amount.

NOTE 5—PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2007	2006
Land	$364	$364
Buildings	4,322	4,260
Furniture and equipment	5,691	5,024
Leasehold improvements	6,051	4,909
Construction in progress	—	87

	16,428	14,644
Accumulated depreciation and amortization	(9,107)	(8,359)

	$7,321	$6,285

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 amounted to $748 and $652, respectively.

NOTE 6—DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100 or more was $31,716 and $26,461 as of December 31, 2007 and 2006, respectively.

For time deposits as of December 31, 2007, the scheduled maturities for the years ended December 31, are:

2008	$82,954
2009	4,472
2010	1,016
2011	641
2012	40

$89,123

Deposits from related parties held by the Company as of December 31, 2007 and 2006 amounted to $2,750 and $4,926, respectively.

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

Maturities of advances from the FHLB for the years ending after December 31, 2007 are summarized as follows:

2008	$26,662
2009	7,954
2010	3,000
2012	3,000
Thereafter	19,000

Total	$59,616

At December 31, 2007, the following advances from the FHLB were redeemable at par at the option of the FHLB:

Maturity Date	Optional Redemption Date	Amount
December 14, 2010	December 15, 2008 and quarterly thereafter	$3,000
May 25, 2012	May 27, 2008 and quarterly thereafter	3,000
October 10, 2013	January 10, 2008 and quarterly thereafter	5,000
May 30, 2017	February 29, 2008 and quarterly thereafter	3,000
June 8, 2017	March 10, 2008 and quarterly thereafter	3,000
July 20, 2017	January 22, 2008 and quarterly thereafter	3,000
July 31, 2017	January 31, 2008 and quarterly thereafter	5,000

		$25,000

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

At December 31, 2007, the interest rates on FHLB advances ranged from 3.06% to 5.07%. At December 31, 2007, the weighted average interest rate on FHLB advances was 4.20%.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The securities sold under agreements to repurchase as of December 31, 2007 are securities sold on a short term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. government corporations, debt securities issued by states of the United States and political subdivisions of the states and preferred stocks. The securities were held in the Bank’s safekeeping account at the Federal Reserve Bank under the control of the Bank, and in the Bank’s trust department. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 9—INCOME TAXES

The components of the income tax expense are as follows for the years ended December 31:

	2007	2006
Current:
Federal	$1,281	$1,110
State	271	254

	1,552	1,364

Deferred:
Federal	(154)	(192)
State	(48)	(62)

	(202)	(254)

Total income tax expense	$1,350	$1,110

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2007	2006
	% of Income	% of Income
Federal income tax at statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(9.5)	(7.1)
Dividends paid to ESOP	(0.6)	(0.8)
Unallowable expenses	1.0	0.8
Other	(0.5)	—
State tax, net of federal tax benefit	3.0	3.5

Effective tax rates	27.4%	30.4%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,300	$1,137
Deferred compensation	820	773
Accrued retirement benefits	152	150
Accrued interest on nonperforming loans	2	1
Accrued pension	152	215
Unrecognized employee benefit costs under SFAS No. 158	268	82
Net unrealized holding loss on available-for-sale securities	117	466

Gross deferred tax assets	2,811	2,824

Deferred tax liabilities:
Accelerated depreciation	36	55
Loan origination fees and costs, net	278	294
Other adjustments	24	27
Mortgage servicing rights	24	38

Gross deferred tax liabilities	362	414

Net deferred tax asset	$2,449	$2,410

Deferred tax assets as of December 31, 2007 and 2006 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 2007, the Company had no operating loss and tax credit carryovers for tax purposes.

NOTE 10—STOCK COMPENSATION PLANS

In 2005, the Company adopted the 2005 Restricted Stock Plan under which up to 37,000 shares of stock of the Company may be awarded to key employees or directors of the Company. In 2007, 9,275 shares of restricted stock grants were awarded at the market price of $21.85. As of December 31, 2007, 270 shares were vested and compensation cost relating to the 2005 Restricted Stock Plan totaled $44. As of December 31, 2007, there was $158 of unrecognized compensation cost related to nonvested shares awarded. That cost is expected to be recognized over a weighted average period of 2.4 years.

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

A summary of the status of the Company’s fixed stock option plans as of December 31, 2007 and 2006 and changes during the years ending on those dates is presented below:

	2007		2006
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	71,454	$14.71	111,149	$14.33
Exercised	(43,675)	14.73	(38,540)	13.64
Forfeited	(2,270)	11.01	(1,155)	14.26

Outstanding at end of year	25,509	15.01	71,454	14.71

Options exercisable at year-end	21,297	$15.23	62,466	$14.78
Weighted-average fair value of options granted during the year	N/A		N/A

The following table summarizes information about fixed stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/07	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable as of 12/31/07	Weighted-Average Exercise Price
$13.36 – 13.40	4,284	3.15 years	$13.37	1,794	$13.38
14.52	6,535	2.07 years	14.52	5,023	14.52
15.69 – 15.76	14,690	0.24 years	15.70	14,480	15.70

	25,509	1.20 years	15.01	21,297	15.23

As of December 31, 2007, there was $16 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 11—EMPLOYEE BENEFITS OTHER THAN POSTRETIREMENT, MEDICAL AND LIFE INSURANCE BENEFITS

Defined benefit pension plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan (plan).

Effective January 1, 2006, the Company suspended the plan so that participating employees no longer earn additional defined benefits for future services.

The following tables set forth information about the plan, using a measurement date of December 31, as of December 31 and the years then ended:

	2007	2006
Change in projected benefit obligation:
Benefit obligation at beginning of year	$7,861	$7,507
Interest cost	494	473
Benefits paid	(385)	(353)
Actuarial loss	208	234

Benefit obligation at end of year	8,178	7,861

Change in plan assets:
Plan assets at estimated fair value at beginning of year	7,362	6,855
Actual return on plan assets	379	860
Benefits paid	(385)	(353)

Fair value of plan assets at end of year	7,356	7,362

Funded status and recognized liability included in the balance sheet	$(822)	$(499)

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of an unrecognized net loss of $450 as of December 31, 2007 and an unrecognized net gain of $25 as of December 31, 2006.

The accumulated benefit obligation for the defined benefit pension plan was $8,178 and $7,861 at December 31, 2007 and 2006, respectively.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.25% for 2007 and 2006.

Components of net periodic cost and other amounts recognized in other comprehensive income:

	2007	2006
Interest cost on benefit obligation	$494	$473
Expected return on assets	(646)	(601)

Net periodic benefit	(152)	(128)

Total plan income	(152)	(128)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	475	—

Total recognized in other comprehensive income	475	—

Total recognized in plan income and other comprehensive income	$323	$(128)

The estimated unrecognized net actuarial loss that is expected to be recognized into net periodic benefit or cost is $0 in 2008.

For the years ended December 31, 2007 and 2006, the assumptions used to determine the net periodic benefit are as follows:

	Years Ended December 31,
	2007	2006
Discount rate	6.25%	6.25%
Expected long-term rate of return on plan assets	9.00%	9.00%

The expected long-term rate of return on plan assets for the pension plan is based on historical returns on plan assets, current and future asset allocations, and Company management’s outlook for long-term interest rates.

Plan Assets

The Company’s pension plan asset allocations by asset category are as follows:

	December 31, 2007		December 31, 2006
	Fair Value	Percent	Fair Value	Percent
Accrued income	$18.2%		$18.2%
Beverly National Bank money market account	548	7.5	597	8.1
Fixed income securities	1,601	21.8	1,687	22.9
Equity securities	5,189	70.5	5,060	68.8

Total	$7,356	100.0%	$7,362	100.0%

Except for the money market account, there were no securities of the Company and related parties included in plan assets as of December 31, 2007 and 2006.

The plan’s investments are managed in accordance with the Bank’s Trust Department investment management policies and procedures. To achieve the plan’s investment objectives, assets within the plan are allocated among a number of asset classes to ensure a proper level of diversification, risk, return and liquidity. The plan’s investment portfolio is managed under a “balanced” asset allocation objective, and as of December 31, 2007 the allocation guidelines are as follows:

	Range	Long-Term Target
Equity securities	65% - 75%	70%
Fixed income securities	25% - 35%	30%

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and in the aggregate five years thereafter:

2008	$381
2009	413
2010	427
2011	419
2012	431
2013 – 2017	2,509

The Company does not expect to make a contribution to its pension plan in 2008.

Supplemental Retirement Plans

On December 24, 1996 the Company adopted a Supplemental Retirement Plan for two executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Company’s retirement plan for employees.

The following tables set forth information about the plan as of December 31 and the years then ended:

	2007	2006
Changes in projected benefit obligation:
Benefit obligation at beginning of year	$1,204	$1,251
Interest cost	75	78
Benefit paid	(123)	(123)
Actuarial gain	(2)	(2)

Benefit obligation at end of year	1,154	1,204
Plan assets	0	0

Funded status included in other liabilities	$(1,154)	$(1,204)

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of an unrecognized net actuarial loss of $118 as of December 31, 2007 and an unrecognized net actuarial loss of $123 as of December 31, 2006.

The accumulated benefit obligation for the supplemental retirement plan was $1,154 and $1,204 at December 31, 2007 and 2006, respectively.

	2007	2006
Components of net periodic cost:
Interest cost	$75	$78
Amortization of unrecognized net loss	3	39

Net periodic pension cost	78	117

Other changes in benefit obligations recognized in other comprehensive income:
Net actuarial gain	(2)	—
Amortization of unrecognized net actuarial loss	(3)	—

Total recognized in other comprehensive income	(5)	—

Total recognized in net periodic benefit cost and other comprehensive income	$73	$117

The estimated unrecognized net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the year ended December 31, 2008 is $3.

The discount rate and estimated pay increases used in determining the projected benefit obligation and net periodic pension cost were 6.25% and 0%, respectively, for 2007 and 2006.

Estimated future benefit payments are as follows:

2008	$123
2009	123
2010	123
2011	123
2012	123
2013 – 2017	616

Certain assets of the Company, consisting of U.S. Government obligations, corporate bonds, equity instruments and life insurance policies, are in a Rabbi Trust. The Rabbi Trust is used to assist in the administration of the plan and is subject to the claims of creditors in the case of insolvency. The fair value of the assets in the Rabbi Trust amounted to $873 and $964 at December 31, 2007 and 2006, respectively. Such assets did not include any securities of the Company. See Note 3.

The supplemental retirement agreements under the plan provide that the officers do not have any right, title or interest in or to any specified assets of the Company, or any trust or escrow arrangement. In connection with the agreements, the Company established two trust agreements. The trustee of the trusts is another bank.

Salary Continuation Agreement

In 2003, the Company adopted a Salary Continuation Agreement for its chief executive officer. The agreement provides nonfunded retirement benefits for twenty years upon termination of employment on or after the normal retirement age. Upon a change in control, as defined in the agreement, the retirement benefits commence on the month following the executives normal retirement age. The agreement is unfunded and the Bank is the fiduciary and administrator.

As of December 31, 2007 and 2006, the liability for the agreement was $368 and $276, respectively. Expense for the agreement amounted to $92 and $86, respectively, for the years ending December 31, 2007 and 2006.

Defined Contribution Plan

The Bank has a 401(k) profit sharing plan whereby substantially all employees participate in the plan. In the plan, the Bank is making matching contributions equal to one hundred percent of salary deferral up to 4.5% of participant’s compensation. Beginning on January 1, 2006, all eligible participants also receive a Bank contribution equal to two percent of compensation. Total contributions under this Plan amounted to $367 for 2007 and $364 for 2006.

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

The Company makes annual contributions to the ESOP in amounts determined by the board of directors, subject to a limitation based on earnings and capital of the Company. Such contributions are first made to permit required payments of amounts due under any acquisition loans. Dividends received by the ESOP on shares of the Company owned by the ESOP are used to repay any acquisition loans or are credited to the accounts of allocated shares. The ESOP may borrow money to purchase shares of the Company. The shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Any debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. There was no ESOP compensation expense in 2007 and 2006. In 2007 the ESOP purchased 4,000 shares of the Company and in 2006 the ESOP purchased 4,400 shares of the Company. No money was borrowed to fund the purchases.

The ESOP shares were as follows as of December 31:

	2007	2006
Allocated shares	101,780	106,875

Total ESOP shares	101,780	106,875

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

Six executive officers have change in control agreements which state that if the executive officer’s employment is terminated within 24 months after a change in control as defined in the agreement, then the officers are entitled to a lump sum equal to the product of the average sum of annual base compensation (salary plus bonus) paid to the executive officer for the five years (or the term of employment, if less) preceding a change in control multiplied by two.

NOTE 12—POSTRETIREMENT BENEFITS OTHER THAN PENSION

The Company provides postretirement medical and life insurance benefits for retired employees. The Company follows the accounting guidance of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company funds medical and life insurance benefit costs on a pay-as-you-go basis. Participation in this plan was frozen in 1993 to include only individuals who met certain age and service requirements. The program was adjusted in 2003 to cap the reimbursement of the Medicare Part B rate at the 2003 level for medical reimbursement and discontinue the dental coverage subsidy for all participants.

The following tables set forth information about the plan, using a measurement date of December 31, as of December 31 and the years then ended:

	2007	2006
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$468	$479
Service cost	3	4
Interest cost	28	29
Actuarial loss	13	8
Benefits paid	(55)	(52)

Benefit obligation at end of year	457	468

Fair value of plan assets at end of year	0	0

Funded status included in other liabilities	$(457)	$(468)

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of the following as of December 31:

	2007	2006
Transition obligation	$159	$189
Net actuarial gain	(72)	(87)

	$87	$102

Components of net periodic cost and other amounts recognized in other comprehensive income:

	2007	2006
Service cost	$3	$4
Interest cost on benefit obligation	28	29
Amortization of transition obligation	30	31
Amortization of actuarial gain	(2)	(3)

Net periodic cost	59	61

Other changes in benefit obligations recognized in other comprehensive income:
Amortization of transition obligation	(30)	—
Actuarial loss	13	—
Amortization of actuarial gain	2	—

Total recognized in other comprehensive income	(15)	—

Total recognized in net periodic benefit cost and other comprehensive income	$44	$61

The estimated net actuarial gain and transition obligation that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2008 are $2 and $31, respectively.

	2007	2006
Assumptions:
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	6.25%	6.25%
Weighted-average assumption used to determine net periodic cost for years ended December 31:
Discount rate	6.25%	6.25%

Assumed health care cost trend rates have no effect on the amounts reported for the health care plan.

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and in the aggregate the five years thereafter:

2008	$53
2009	51
2010	49
2011	46
2012	44
2013 – 2017	184

NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated under various lease agreements covering branch offices and ATM locations. The terms expire between October 31, 2009 and December 31, 2028. Options to renew for additional terms are included under the operating lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2007:

2008	$687
2009	694
2010	658
2011	653
2012	676
Years thereafter	6,168

Total minimum lease payments	$9,536

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $692 for 2007 and $541 for 2006.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2007 and 2006, the maximum potential amount of the Company’s obligation was $887 and $509, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Company’s financial instruments are as follows as of December 31:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$15,495	$15,495	$29,723	$29,723
Trading securities	308	308	410	410
Available-for-sale securities	114,793	114,793	112,026	112,026
Federal Home Loan Bank stock	3,452	3,452	3,503	3,503
Federal Reserve Bank stock	553	553	188	188
Loans, net	318,356	319,182	302,667	300,352
Accrued interest receivable	1,805	1,805	1,840	1,840
Financial liabilities:
Deposits	350,310	350,727	352,858	353,138
Federal Home Loan Bank advances	59,616	59,499	47,000	46,858
Securities sold under agreements to repurchase	11,638	11,638	16,372	16,372

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for trading securities which are included in other assets on the consolidated balance sheets. Accounting policies related to financial instruments are described in Note 2.

	2007	2006
Commitments to originate loans	$4,080	$805
Standby letters of credit	887	509
Unadvanced portions of loans:
Consumer	1,758	1,851
Home equity	25,205	25,351
Commercial lines of credit	26,371	19,351
Commercial construction	3,106	8,785
Residential construction	507	166

	$61,914	$56,818

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

NOTE 16—REGULATORY MATTERS

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. As of December 31, 2007, the Bank could declare dividends up to $5,889, without the approval of the Comptroller of the Currency.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
Beverly National Bank	$47,785	14.07%	$27,165	>8.0%	$33,956	>10.0%
Tier 1 Capital (to Risk Weighted Assets):
Beverly National Bank	44,109	12.99	13,583	>4.0	20,374	>6.0
Tier 1 Capital (to Average Assets):
Beverly National Bank	44,109	9.39	18,796	>4.0	23,495	>5.0

As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
Beverly National Bank	43,676	13.47	25,933	>8.0	32,417	>10.0
Tier 1 Capital (to Risk Weighted Assets):
Beverly National Bank	40,576	12.52	12,967	>4.0	19,450	>6.0
Tier 1 Capital (to Average Assets):
Beverly National Bank	40,576	9.37	17,330	>4.0	21,662	>5.0

NOTE 17—EARNINGS PER SHARE (EPS)

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2007
Basic EPS
Net income and income available to common stockholders	$3,570	2,730,827	$1.31
Effect of dilutive securities, options	—	15,546

Diluted EPS
Income available to common stockholders and assumed conversions	$3,570	2,746,373	$1.30

Year ended December 31, 2006
Basic EPS
Net income and income available to common stockholders	$2,546	2,269,664	$1.12
Effect of dilutive securities, options	—	35,368

Diluted EPS
Income available to common stockholders and assumed conversions	$2,546	2,305,032	$1.10

NOTE 18—RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 19—PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are presented for the Beverly National Corporation (Parent Company Only) and should be read in conjunction with the consolidated financial statements.

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in thousands, except per share data)

	2007	2006
ASSETS
Cash	$126	$674
Money market deposit account at Beverly National Bank	4	3,669
Short-term investments	903	1,088

Cash and cash equivalents	1,033	5,431
Investment in Beverly National Bank	43,591	39,711
Investment in available-for-sale securities (at fair value)	5	8
Premises and equipment	1,358	1,452
Interest receivable	4	4
Prepaid expenses	7	19

Total assets	$45,998	$46,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued and deferred taxes	$183	$253
Accrued audit expense	28	30
Due to affiliates	17	155
Other liabilities	5	9

Total liabilities	233	447

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, par value $2.50 per share; authorized 5,000,000 shares; issued 2,890,690 shares as of December 31, 2007 and 2,837,240 shares as of December 31, 2006; outstanding, 2,641,798 shares as of December 31, 2007 and 2,726,835 shares as of December 31, 2006	7,227	7,093
Paid-in capital	22,586	21,772
Retained earnings	21,050	19,694
Treasury stock, at cost (248,892 shares as of December 31, 2007 and 110,405 shares as of December 31, 2006)	(4,370)	(1,495)
Unearned shares, restricted stock plan (9,005 shares as of December 31, 2007)	(197)	—
Accumulated other comprehensive loss	(531)	(886)

Total stockholders’ equity	45,765	46,178

Total liabilities and stockholders’ equity	$45,998	$46,625

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

STATEMENTS OF INCOME

Years Ended December 31, 2007 and 2006

(In thousands)

	2007	2006
Interest and dividend income:
Interest on taxable investment securities	$55	$35
Dividends on marketable equity securities	—	10
Interest on money market account	74	56
Dividends from Beverly National Bank	—	755

Total interest and dividend income	129	856

Other income:
Rental income	218	270
Gain on sale of securities	—	258

Total other income	218	528

Expenses:
Occupancy expense	146	131
Professional fees	83	27
Other expense	67	46

Total expenses	296	204

Income before income tax (benefit) expense and equity in undistributed net income of subsidiary	51	1,180
Income tax (benefit) expense	(12)	159

Income before equity in undistributed net income of subsidiary	63	1,021

Equity in undistributed net income of subsidiary:
Beverly National Bank	3,507	1,525

Net income	$3,570	$2,546

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006

(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$3,570	$2,546
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(3,507)	(1,525)
Gain on sales of available-for-sale investment securities	—	(258)
Decrease in accrued expenses and other liabilities	(6)	(1)
Depreciation expense	94	87
Change in accounts receivable from subsidiaries	—	65
Decrease (increase) in prepaid expenses	12	(19)
(Decrease) increase in due to affiliates	(46)	167
Change in accrued and deferred taxes	(69)	156
Decrease in interest receivable	—	2

Net cash provided by operating activities	48	1,220

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	—	499
Additional investment in subsidiary	—	(12,000)
Capital expenditures	—	(4)

Net cash used in investing activities	—	(11,505)

Cash flows from financing activities:
Proceeds from exercise of stock options	643	526
Proceeds from stock offering	—	16,362
Purchase of treasury stock	(2,875)	—
Dividends paid	(2,214)	(1,844)

Net cash (used in) provided by financing activities	(4,446)	15,044

Net (decrease) increase in cash and cash equivalents	(4,398)	4,759
Cash and cash equivalents at beginning of year	5,431	672

Cash and cash equivalents at end of year	$1,033	$5,431

Supplemental disclosure:
Income taxes paid	$57	$3

The Parent Company Only Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007 and 2006, and therefore are not reprinted here.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the Company’s two (2) most recent fiscal years.

ITEM 9A(T)	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer concluded that based upon an evaluation as of December 31, 2007, as required by Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

During the fourth quarter ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors and Executive Officers of the Registrant required by this Item pursuant to Item 401 of Regulation S-K is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections “Election of Directors” and “Executive Officers,” and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is omitted from this report on Form 10-K and is contained in the Bank’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Compliance with Section 16(a) of the Exchange Act: Beneficial Ownership Reporting,” and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(c)(3) of Regulation S-K regarding material changes, if any, to procedures by which shareholders may recommend nominees to the Board, is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Deadline for Submitting Shareholder Proposals,” and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(d)(4) and Item 407(d)(5) of Regulation S-K regarding the audit committee and audit committee financial expert(s), respectively, is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Corporate Governance,” and the information included therein is incorporated by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s Chief (Principal) Executive Officer and Chief (Principal) Financial Officer. The Code of Ethics is provided via a link on the Company’s website, www.beverlynational.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item pursuant to Item 402 of Regulation S-K regarding Directors and Executive Compensation, including the Compensation Discussion & Analysis, is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections “Board Compensation” and “Executive Compensation,” and the information included therein is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item pursuant to Item 403 of Regulation S-K regarding Security Ownership of Certain Beneficial Owners and Management is omitted from this report on Form 10-K and is contained in the

Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Security Ownership of Directors, Nominees and Executive Officers” and “Security Ownership of Certain Beneficial Owners”, and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Equity Compensation Plan Information,” and the information included therein is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item pursuant to Item 404 of Regulation S-K regarding Certain Relationships and Related Transactions is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Transactions with Related Persons, Promotors and Certain Control Persons” and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of directors is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Corporate Governance,” and the information included therein is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item regarding Principal Accounting Fees and Services is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Ratification of the Appointment of Independent Auditor,” and the information included therein is incorporated by reference.

Information required by this Item regarding pre-approval policies for audit and non-audit services is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2008 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor,” and the information included therein is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

3.1	Restated Articles of Organization of Corporation dated April 25, 2006, as amended (Incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 28, 2006).

3.2	By-Laws of Corporation dated January 31, 2006, as amended September 25, 2007 (Incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed September 27, 2007).

10.1	1996 Incentive Stock Option Plan for Key Employees (Incorporated herein by reference to Exhibit 10.12 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1996).

10.2	1998 Incentive Stock Option Plan for Key Employees (Incorporated herein by reference to Exhibit 10.13 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1999).

10.3	1998 Directors Plan (Incorporated herein by reference to Exhibit 10.14 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1999).

10.4	Employment Agreement by and between Beverly National Corporation and Donat A. Fournier dated July 29, 2002, as amended January 25, 2005, August 16, 2005 and January 9, 2007 (Incorporated herein by reference to Exhibit 10.4 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.5	Change in Control Agreement with Donat A. Fournier dated July 29, 2002, as amended January 9, 2007 (Incorporated herein by reference to Exhibit 10.5 to the Corporation’s Annual Report on Form 10-K for December 31, 2006)

10.6	Employment Agreement by and between Beverly National Corporation and Michael O. Gilles dated August 29, 2005, as amended January 9, 2007 (Incorporated herein by reference to Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.7	Change in Control Agreement with Michael O. Gilles dated August 29, 2005, as amended January 9, 2007 (Incorporated herein by reference to Exhibit 10.7 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.8	Employment Agreement by and between Beverly National Corporation and John Putney dated October 6, 2003, as amended January 10, 2007 (Incorporated herein by reference to Exhibit 10.8 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.9	Change in Control Agreement with John Putney dated October 6, 2003, as amended January 10, 2007 (Incorporated herein by reference to Exhibit 10.9 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.10	Employment Agreement by and between Beverly National Corporation and John L. Good, III dated June 14, 2004, as amended January 25, 2007 (Incorporated herein by reference to Exhibit 10.10 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.11	Change in Control Agreement with John L. Good, III dated June 14, 2004, as amended January 25, 2007 (Incorporated herein by reference to Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.12	Employment Agreement by and between Beverly National Corporation and Paul J. Germano dated February 23, 2000, as amended March 22, 2007 (Incorporated herein by reference to Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.13	Change in Control Agreement with Paul J. Germano dated February 23, 2000, as amended March 22, 2007 (Incorporated herein by reference to Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.14	Employment Agreement by and between Beverly National Corporation and James E. Rich, Jr. dated February 23, 2000, as amended January 16, 2007 (Incorporated herein by reference to Exhibit 10.14 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.15	Change in Control Agreement with James E. Rich, Jr. dated February 23, 2000, as amended January 16, 2007 (Incorporated herein by reference to Exhibit 10.15 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.16	Change in Control Agreement with Lorraine E. Mitchell dated January 1, 2007 (Incorporated herein by reference to Exhibit 10.16 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.17	Supplemental Executive Retirement Plan with Donat A. Fournier dated August 11, 2003, as amended December 19, 2006 (Incorporated herein by reference to Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.18	Form of Group Term Insurance Carve Out Plan dated June 18, 2004 (Incorporated herein by reference to Exhibit 10.30 to the Annual Report Form 10-K for December 31, 2004).

10.19	Resignation and Consulting Agreement by and between Beverly National Corporation and Peter E. Simonsen dated April 29, 2005 (Incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed May 2, 2005).

10.20	2005 Restricted Stock Plan (Incorporated herein by reference to Exhibit 99.1 to the Form S-8 filed by the Corporation on February 13, 2006 (File No. 333-131795)).

21.	Subsidiaries of Corporation

23.	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY NATIONAL CORPORATION

Date: March 26, 2008	By:	/s/ DONAT A. FOURNIER
President & CEO and Director, Principal Executive Officer

Date: March 26, 2008	By:	/s/ MICHAEL O. GILLES
Senior Executive Vice President, Chief Operating Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Capacity

March 26, 2008	/s/ DONAT A. FOURNIER Donat A. Fournier, President & CEO & Director, Principal Executive Officer

March 27, 2008	/s/ KEVIN BURKE Kevin Burke—Director

March 26, 2008	/s/ JOHN N. FISHER John N. Fisher—Director

March 26, 2008	/s/ MARK B. GLOVSKY Mark B. Glovsky—Director

March 27, 2008	/s/ ALICE B. GRIFFIN Alice B. Griffin—Director

March 26, 2008	/s/ SUZANNE S. GRUHL Suzanne S. Gruhl—Director

March 26, 2008	/s/ ROBERT W. LUSCINSKI Robert W. Luscinski—Director

March 26, 2008	/s/ JOHN J. MEANY John J. Meany—Director

March 26, 2008	/s/ PAMELA C. SCOTT Pamela C. Scott—Director

March 26, 2008	/s/ MICHAEL F. TRIPOLI Michael F. Tripoli—Director

March 27, 2008	/s/ CAROL A. VALLONE Carol A. Vallone—Director