Form 10-Q
period 2008-03-31
BEVERLY NATIONAL CORP
filed 2008-05-13
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2008

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

Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2008: 2,663,388.

BEVERLY NATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and due from banks	$9,430	$10,752
Federal funds sold	1,126	3,706
Interest-bearing demand deposits with other banks	141	115
Short-term investments	363	922

Cash and cash equivalents	11,060	15,495
Investments in available-for-sale securities (at fair value)	121,924	114,793
Federal Home Loan Bank stock, at cost	3,621	3,452
Federal Reserve Bank stock, at cost	553	553
Loans, net of the allowance for loan losses of $3,727 and $3,614, respectively	330,676	318,356
Premises and equipment	7,368	7,321
Bank owned life insurance	6,730	6,661
Accrued interest receivable	1,925	1,805
Other assets	4,011	4,355

Total assets	$487,868	$472,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$68,664	$72,425
Interest-bearing	290,508	277,885

Total deposits	359,172	350,310
Federal Home Loan Bank advances	67,715	59,616
Securities sold under agreements to repurchase	9,746	11,638
Other liabilities	5,082	5,462

Total liabilities	441,715	427,026

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, $2.50 par value per share; 5,000,000 shares authorized; issued 2,912,280 shares as of March 31, 2008 and 2,890,690 shares as of December 31, 2007; outstanding, 2,663,388 shares as of March 31, 2008 and 2,641,798 shares as of December 31, 2007	7,281	7,227
Paid-in capital	22,908	22,586
Retained earnings	21,134	21,050
Treasury stock, at cost (248,892 shares as of March 31, 2008 and December 31, 2007)	(4,370)	(4,370)
Unearned shares, Restricted Stock Plan (18,005 shares as of March 31, 2008 and 9,005 shares as of December 31, 2007)	(372)	(197)
Accumulated other comprehensive loss	(428)	(531)

Total stockholders’ equity	46,153	45,765

Total liabilities and stockholders’ equity	$487,868	$472,791

Book value per share	$17.33	$17.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Interest and dividend income:
Interest and fees on loans	$5,128	$4,936
Interest on debt securities:
Taxable	1,122	1,121
Tax-exempt	120	104
Dividends on marketable equity securities	249	162
Other interest	89	133

Total interest and dividend income	6,708	6,456

Interest expense:
Interest on deposits	1,932	1,761
Interest on other borrowed funds	695	720

Total interest expense	2,627	2,481

Net interest and dividend income	4,081	3,975
Provision for loan losses	128	150

Net interest and dividend income after provision for loan losses	3,953	3,825

Noninterest income:
Income from fiduciary activities	474	462
Fees from sale of non-deposit products	50	63
Service charges on deposit accounts	159	142
Other deposit fees	226	245
Gain on sales of loans, net	—	6
Income on cash surrender value of life insurance	73	52
Other income	200	200

Total noninterest income	1,182	1,170

Noninterest expense:
Salaries and employee benefits	2,216	2,177
Director fees	77	79
Occupancy expense	465	383
Equipment expense	246	207
Data processing fees	289	266
Marketing and public relations	105	108
Professional fees	167	244
Other expense	377	420

Total noninterest expense	3,942	3,884

Income before income taxes	1,193	1,111
Income taxes	283	304

Net income	$910	$807

Comprehensive income	$1,013	$977

Earnings per share:
Weighted average shares outstanding	2,653,074	2,748,769

Weighted average diluted shares outstanding	2,656,952	2,766,104

Earnings per common share	$0.34	$0.29
Earnings per common share, assuming dilution	$0.34	$0.29
Dividends per share	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$910	$807
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in taxes receivable	257	214
Decrease (increase) in other assets	228	(44)
Depreciation and amortization	148	180
Provision for loan losses	128	150
Decrease in RABBI Trust trading securities	33	26
Decrease in mortgage servicing rights	5	8
Stock-based compensation	3	—
Change in deferred loan costs, net	(6)	(6)
Amortization of securities, net	(8)	6
Increase in cash surrender value of life insurance	(73)	(52)
(Decrease) increase in interest payable	(82)	2
(Decrease) increase in other liabilities	(83)	368
Increase in interest receivable	(120)	(158)
(Increase) decrease in prepaid expenses	(143)	6
Decrease in accrued expenses	(510)	(755)

Net cash provided by operating activities	687	752

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	8,564	4,628
Redemption of Federal Home Loan Bank stock	—	90
Recoveries of loans previously charged off	—	2
Purchases of Federal Home Loan Bank stock	(169)	—
Capital expenditures	(195)	(442)
Loan originations and principal collections, net	(12,442)	(7,215)
Purchases of available-for-sale securities	(15,630)	(7,259)

Net cash used in investing activities	(19,872)	(10,196)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	18,000	29,500
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	8,868	(6,300)
Proceeds from exercise of stock options	198	615
Net increase in time deposits	(6)	(4,596)
Dividends paid	(517)	(548)
Payments on Federal Home Loan Bank advances	(571)	(544)
Decrease in securities sold under agreements to repurchase	(1,892)	(9,945)
Net decrease in short term Federal Home Loan Bank advances	(9,330)	(15,000)

Net cash provided by financing activities	14,750	(6,818)

Net decrease in cash and cash equivalents	(4,435)	(16,262)
Cash and cash equivalents at beginning of period	15,495	29,723

Cash and cash equivalents at end of period	$11,060	$13,461

Supplemental disclosures:
Interest paid	$2,710	$2,479
Income taxes paid	26	104

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments that are necessary to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 2008.

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

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The adoption of this issue did not have a material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2008), “Business Combinations” (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

5.	STOCK BASED COMPENSATION

The Company maintains five stock-based employee compensation plans. Effective January 1, 2006, the Company adopted SFAS 123R. For the three months ended March 31, 2008, stock-based employee compensation costs recorded as expenses amounted to $18,000, compared to $4,000 for the same period last year. These figures include compensation costs for grants made to employees pursuant to the Company’s Restricted Stock Plan.

6.	PENSION BENEFITS

The following summarizes the net periodic cost for the three months ended March 31:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Service cost	$—	$—
Interest cost on benefit obligation	125	123
Expected return on plan assets	(161)	(161)
Amortization of prior service cost	—	—

Net periodic benefit cost	$(36)	$(38)

Effective January 1, 2006, the pension plan was suspended so that employees no longer earn additional defined benefits for future service.

7.	ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following summarizes assets measured at fair value for the period ending March 31, 2008:

(in thousands)

		Fair Value Measurements at Reporting Date Using:
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Available-for-sale securities	$121,924	$121,924	$—	$—
Trading securities	273	273	—	—

Total	$122,197	$122,197	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Summary

Total assets as of March 31, 2008 increased $15.1 million, or 3.2%, to $487.9 million compared to $472.8 million at December 31, 2007. Investments increased $7.1 million, or 6.2%, and loans, net of the allowance for loan losses, increased $12.3 million, or 3.9%. Cash and cash equivalents decreased $4.4 million, or 28.6%.

The considerable asset growth during the past quarter was due to the Bank taking advantage of certain opportunities to increase interest earning assets at very attractive yields. This included utilizing available funding sources and reallocating existing resources to increase investment activity and expand the loan portfolio. The strategic focus of the Bank is to grow the loan portfolio and pursue potential investment alternatives, using avenues with the lowest feasible cost available to the Bank. Deposits increased $8.9 million, or 2.5%, repurchase agreements decreased $1.9 million, or 16.3%, and Federal Home Loan Bank advances increased $8.1 million, or 13.6%. This growth in deposits reflects the Bank’s expanded retail operations and the introduction of an enhanced line of deposit products. Management’s focus continues to be on maintaining the appropriate strategic direction during these challenging and uncertain economic times and resources are allocated to areas providing the most beneficial returns, without compromising the Bank’s high standards for strong asset quality. Emphasis on augmenting earnings through noninterest income related activities as well as maintaining operating expenses and improved efficiencies are also key components of the Bank’s strategy.

Investment Portfolio

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The following table presents the amortized cost of securities and their approximate fair values as of March 31, 2008 (unaudited) and December 31, 2007:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
March 31, 2008:
Debt securities issued by U.S. government corporations and agencies	$13,690	$281	$1	$13,970
Debt securities issued by states of the United States and political subdivisions of the states	12,324	124	126	12,322
Preferred stocks	18,884	371	1,646	17,609
Marketable equity securities	565	1	3	563
Mortgage-backed securities	76,265	1,107	311	77,061
Debt securities issued by foreign governments	400	—	1	399

	$122,128	$1,884	$2,088	$121,924

December 31, 2007:
Debt securities issued by U.S. government corporations and agencies	$12,690	$127	$8	$12,809
Debt securities issued by states of the United States and political subdivisions of the states	12,325	24	155	12,194
Preferred stocks	12,407	91	382	12,116
Marketable equity securities	560	2	7	555
Mortgage-backed securities	76,672	383	335	76,720
Debt securities issued by foreign governments	400	—	1	399

	$115,054	$627	$888	$114,793

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of March 31, 2008 and December 31, 2007:

	March 31, 2008	% of Total	December 31, 2007	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Commercial, financial and agricultural	$45,199	13.67%	$39,343	12.36%
Real estate - construction and land development	16,495	4.99%	17,042	5.35%
Real estate - residential	124,813	37.74%	120,512	37.85%
Real estate - commercial	130,806	39.56%	127,819	40.15%
Consumer	2,366	0.72%	2,392	0.76%
Other	14,049	4.25%	14,193	4.46%

	333,728	100.93%	321,301	100.93%
Allowance for loan losses	(3,727)	-1.13%	(3,614)	-1.14%
Deferred loan costs, net	675	0.20%	669	0.21%

Net Loans	$330,676	100.01%	$318,356	100.00%

Deposits

The following table summarizes deposits as of March 31, 2008 and December 31, 2007:

	March 31, 2008	% of Total	December 31, 2007	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Demand Deposits	$68,664	19.12%	$72,425	20.67%
NOW Accounts	56,203	15.65%	58,841	16.80%
Money Market Accounts	92,932	25.87%	81,585	23.29%
Savings Deposits	52,256	14.55%	48,336	13.80%
Time Deposits	89,117	24.81%	89,123	25.44%

Total	$359,172	100.00%	$350,310	100.00%

Comparison of operating results for the three months ended March 31, 2008 and 2007

The Company reported net income for the quarter of $910,000, or basic and fully diluted earnings of $0.34 per share, compared to net income of $807,000, or basic and fully diluted earnings of $0.29 per share for the same quarter last year. These results represent an increase in net income of $103,000, or 12.8%, and a 17.2% increase in basic and fully diluted earnings per share. Such increase is primarily a result of an increase in net interest income. The improvement in net interest income is a result of the Bank maximizing opportunities presented in this volatile interest rate environment and maintaining its strong asset quality. Continuing to show strong performance improvement in a very challenging and competitive environment highlights the positive results that efforts placed on business development and improving operating efficiencies are netting the Company.

Total interest and dividend income, when compared to the same period last year, increased by $252,000, or 3.9%. This was primarily the result of the increase in interest-earning assets, as yields on these assets have actually decreased from the same quarter last year due to the decrease in market interest rates.

Total interest expense increased by $146,000, or 5.9%, compared to the same quarter last year. The increase was primarily due to the increase in interest-bearing liabilities, as market interest rates have resulted in a decrease in the cost of these liabilities.

A provision of $128,000 was made to the allowance for loan losses during the three months ended March 31, 2008, compared to $150,000 for the same period last year. Despite the decrease in the comparable period’s provision, the allowance for loan losses was 1.11% and 1.02% of total loans at March 31, 2008 and 2007, respectively. Non-performing loans represented less than 0.1% of total loans at March 31, 2008 and 2007, totaling $245,000 and $39,000, respectively. These results reflect the continuing enhancement of the practices that have allowed for a history of consistently strong asset quality.

The above changes in interest income and expense resulted in an increase in net interest and dividend income after provision for loan losses of $128,000, or 3.3% from the comparable quarter last year.

The Company’s net interest margin decreased by approximately eleven basis points, from 3.90% to 3.79%, from the comparable quarter last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Three Months Ended March 31, 2008				For the Three Months Ended March 31, 2007
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands)	(in thousands)			(in thousands)	(in thousands)
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Assets
Federal funds sold and interest-bearing deposits	$3,857	$21		2.23%	$2,859	$39		5.60%
Investments	121,787	1,645	*	5.43%	119,219	1,534	*	5.22%
Loans	326,099	5,213	**	6.43%	305,901	5,023	**	6.66%

Total interest-earning assets	$451,743	6,879		6.12%	$427,979	6,596		6.25%

Liabilities
Savings deposits	$49,062	136		1.11%	$47,967	69		0.58%
NOW accounts	55,598	99		0.72%	59,396	106		0.73%
Money market accounts	95,730	740		3.11%	81,211	711		3.55%
Time deposits	87,499	957		4.40%	79,203	875		4.48%

Total interest-bearing deposits	287,889	1,932		2.70%	267,777	1,761		2.67%
Non-interest-bearing deposits	66,020	—		—	74,603	—		—

Total deposits	353,909	1,932		2.20%	342,380	1,761		2.09%

FHLB advances	59,001	612		4.17%	51,086	628		4.98%
Repurchase agreements	10,994	83		3.03%	9,990	92		3.75%

Total other borrowed funds	69,995	695		3.99%	61,076	720		4.78%

Total interest-bearing liabilities	357,884	2,627		2.95%	328,853	2,481		3.06%

Total deposits and interest-bearing liabilities	$423,904	2,627		2.49%	$403,456	2,481		2.49%

Net interest income		$4,252				$4,115

Net interest spread				3.63%				3.76%

Net interest margin				3.79%				3.90%

Tax Equivalent Income Adjustment:
State and Municipal Investment Income		$62	*			$53	*
Dividends Received Deduction Eligible Securities		25	*			—	*
Industrial Revenue Bond Income		85	**			87	**

Total Tax Equivalent Income Adjustment		$172				$140

*	Amount included in investment income.
**	Amount included in loan income.

Noninterest income and expense results were consistent with those of the same quarter last year. This is despite the Bank’s asset growth over the same period, as the Bank continues to increasingly benefit from changes made to improve overall efficiencies.

The following table sets forth the various components of noninterest income and noninterest expense for the quarters ended March 31, 2008 and 2007 and the dollar amount and percentage change between the periods:

	March 31,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)
	(unaudited)
Noninterest income:
Income from fiduciary activities	$474	$462	$12	2.60%
Fees from sale of non-deposit products	50	63	(13)	-20.63%
Service charges on deposit accounts	159	142	17	11.97%
Other deposit fees	226	245	(19)	-7.76%
Gain on sales of loans, net	—	6	(6)	-100.00%
Income on cash surrender value of life insurance	73	52	21	40.38%
Other income	200	200	—	0.00%

Total noninterest income	$1,182	$1,170	$12	1.03%

Noninterest expense:
Salaries and employee benefits	$2,216	$2,177	$39	1.79%
Director fees	77	79	(2)	-2.53%
Occupancy expense	465	383	82	21.41%
Equipment expense	246	207	39	18.84%
Data processing fees	289	266	23	8.65%
Marketing and public relations	105	108	(3)	-2.78%
Professional fees	167	244	(77)	-31.56%
Other expense	377	420	(43)	-10.24%

Total noninterest expense	$3,942	$3,884	$58	1.49%

The income tax provision for the quarter decreased by $21,000, or 6.9%, compared to the same period last year. The decrease, despite the increase in income before income taxes, is due to the increase in tax-exempt securities, such as municipal investments, and securities eligible for the dividends received deduction, such as certain preferred stock purchases. These changes netted the Company a decrease of 3.7% in its effective tax rate.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for loan losses through charges to earnings. A provision of $128,000 was made to the allowance for loan losses during the three months ended March 31, 2008, compared to $150,000 for the same period last year. The allowance for loan losses was equivalent to 1.11% and 1.02% of total loans at March 31, 2008 and 2007, respectively.

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

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2008 and 2007:

	2008	2007
	(in thousands)
	(unaudited)
Balance as of January 1st	$3,614	$3,044
Loans charged off	(15)	(4)
Provision for loan losses	128	150
Recoveries of loans previously charged off	—	2

Balance as of March 31st	$3,727	$3,192

The allowance for loan losses represented 1,521.2% and 8,184.6% of non-performing loans, which totaled $245,000 and $39,000, at March 31, 2008 and 2007, respectively. Non-performing loans represented less than 0.1% of total loans and mortgages held-for-sale March 31, 2008 and 2007.

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

Capital Resources

As of March 31, 2008, the Company had total capital of $46.2 million, an increase of $388,000, or 0.8%, from total capital as of December 31, 2007. The net change in the Bank’s capital reflects current year income, dividends paid, an entry made for the cumulative effect of a change in accounting principle, the decrease in accumulated other comprehensive loss, the granting of stock awards and the exercise of stock options.

The Company’s policy has been to pay dividends out of funds in excess of the needs of the business. The Company declared and paid cash dividends to shareholders on a quarterly basis at a rate of $0.20 per share during 2007 and for the first quarter of 2008.

Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of March 31, 2008, the Bank's Tier 1 capital amounted to 9.45% of average total assets. At March 31, 2008, the Bank's ratio of risk-based capital to risk-weighted assets amounted to 13.67%, which satisfies the applicable risk-based capital requirements. As of December 31, 2007, the Bank's Tier 1 capital amounted to 9.39% of average assets and risk-based capital amounted to 14.07% of total risk-based assets.

The capital ratios of the Bank exceed all regulatory requirements, and the entity is considered “well capitalized” by its federal supervisory agencies.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available-for-sale account as a liquidity resource. Securities maturing in one year or less amounted to $3.5 million at March 31, 2008; additionally, a minimum amount of contractual payments in the amount of $22.2 million for the mortgage-backed securities portfolio is due within one year at March 31, 2008. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company's objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

Off Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company’s financial condition, results of operations, or liquidity. As of March 31, 2008, total off-balance sheet financial commitments, which include unadvanced funds on loans and commitments to fund loans and letters of credit, amounted to approximately $58.6 million.

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

The Company’s net interest margin for the three months ended March 31, 2008 was 3.79%, in comparison to the 3.90% net interest margin for the three months ended March 31, 2007. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

The Asset/Liability Management Committee is comprised of the President and Chief Executive Officer of the Company; the Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer; the Executive Vice President and Senior Loan Officer; the Executive Vice President of Retail Banking; the Senior Vice President, Secretary and Chief Operations Officer; the Senior Vice President and Chief Risk Officer; and various lending, retail and finance officers. The Committee is responsible for managing interest rate risk in accordance with policies approved by the Board of Directors regarding acceptable levels of interest rate risk, liquidity and capital. The Committee meets bi-weekly and develops new products, sets the rates paid on deposits, approves loan pricing and reviews investment transactions. This Asset/Liability Management Committee reports to the Board of Directors’ Asset/Liability Management Committee, which is comprised of several Directors and the President and Chief Executive Officer.

The Company is subject to interest rate risk in the event that rates either increase or decrease. The two primary measurements of exposure to changes in interest rates, which the Bank manages and monitors closely, are net interest income simulation, using various interest rate scenarios, or rate shocks, and the impact on the economic value of equity, given those same interest rate scenarios.

The Bank works with a consultant to calculate and review these various measurements.

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

As of March 31, 2008, the capital ratio of the Company on an EVE basis, at current rate levels, is 11.24%. Based on the most recent analysis it is estimated that an increase in interest rates over the next year of 200 basis points (for example, an increase in the prime rate from 5.00% to 7.00%) would result in an EVE capital ratio of 10.23%. Alternatively, if interest rates were to decrease over the next year by 200 basis points, the EVE capital ratio is estimated to be 9.72%. These changes are within the risk tolerance levels established by the Company policies.

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

The following table summarizes the net interest income simulation as of March 31, 2008:

	March 31, 2008
	Projected net interest income	Change from year 1 base case
	(Dollars in thousands)
Year 1 projections:
Down 200BP	$17,654	$(241)	-1.35%
Base	17,895	—	—
Up 200BP	17,493	(402)	-2.25%

Year 2 projections:
Down 200BP	$16,775	$(1,120)	-6.26%
Base	18,293	398	2.22%
Up 200BP	18,064	169	0.94%

ITEM 4.	CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer concluded that based upon an evaluation as of March 31, 2008, as required by Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: May 13, 2008	By:	/s/ Donat A. Fournier
Donat A. Fournier
President and Chief Executive Officer

Date: May 13, 2008	By:	/s/ Michael O. Gilles
Michael O. Gilles
Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer