Form 10-Q
period 2008-06-30
BEVERLY NATIONAL CORP
filed 2008-08-13
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2008: 2,663,545.

BEVERLY NATIONAL CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and due from banks	$11,107	$10,752
Federal funds sold	33	3,706
Interest-bearing demand deposits with other banks	1,648	115
Short-term investments	363	922

Cash and cash equivalents	13,151	15,495
Investments in available-for-sale securities (at fair value)	121,149	114,793
Federal Home Loan Bank stock, at cost	4,086	3,452
Federal Reserve Bank stock, at cost	553	553
Loans, net of the allowance for loan losses of $3,830 and $3,614, respectively	333,588	318,356
Premises and equipment	7,370	7,321
Bank owned life insurance	6,802	6,661
Accrued interest receivable	1,836	1,805
Other assets	5,125	4,355

Total assets	$493,660	$472,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$74,179	$72,425
Interest-bearing	291,003	277,885

Total deposits	365,182	350,310
Federal Home Loan Bank advances	66,569	59,616
Securities sold under agreements to repurchase	11,350	11,638
Other liabilities	5,174	5,462

Total liabilities	448,275	427,026

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, $2.50 par value per share; 5,000,000 shares authorized; issued 2,912,437 shares as of June 30, 2008 and 2,890,690 shares as of December 31, 2007; outstanding, 2,663,545 shares as of June 30, 2008 and 2,641,798 shares as of December 31, 2007	7,281	7,227
Paid-in capital	22,910	22,586
Retained earnings	21,618	21,050
Treasury stock, at cost (248,892 shares as of June 30, 2008 and December 31, 2007)	(4,370)	(4,370)
Unearned shares, Restricted Stock Plan (15,755 shares as of June 30, 2008 and 9,005 shares as of December 31, 2007)	(323)	(197)
Accumulated other comprehensive loss	(1,731)	(531)

Total stockholders’ equity	45,385	45,765

Total liabilities and stockholders’ equity	$493,660	$472,791

Book value per share	$17.04	$17.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest and dividend income:
Interest and fees on loans	$5,064	$5,232	$10,192	$10,169
Interest on debt securities:
Taxable	1,173	1,145	2,295	2,266
Tax-exempt	120	115	241	218
Dividends on marketable equity securities	344	153	593	315
Other interest	51	85	139	218

Total interest and dividend income	6,752	6,730	13,460	13,186

Interest expense:
Interest on deposits	1,606	1,916	3,538	3,678
Interest on other borrowed funds	732	825	1,427	1,545

Total interest expense	2,338	2,741	4,965	5,223

Net interest and dividend income	4,414	3,989	8,495	7,963
Provision for loan losses	235	100	363	250

Net interest and dividend income after provision for loan losses	4,179	3,889	8,132	7,713

Noninterest income:
Income from fiduciary activities	467	479	941	941
Fees from sale of non-deposit products	90	66	140	129
Service charges on deposit accounts	159	153	318	295
Other deposit fees	212	258	438	503
Gain on sales of loans, net	—	—	—	6
Income on cash surrender value of life insurance	75	59	148	111
Other income	190	256	390	456

Total noninterest income	1,193	1,271	2,375	2,441

Noninterest expense:
Salaries and employee benefits	2,246	2,099	4,461	4,275
Director fees	66	87	143	165
Occupancy expense	466	392	931	775
Equipment expense	231	214	477	421
Data processing fees	311	298	600	565
Marketing and public relations	115	134	220	242
Professional fees	164	322	330	566
Other expense	410	417	789	837

Total noninterest expense	4,009	3,963	7,951	7,846

Income before income taxes	1,363	1,197	2,556	2,308
Income taxes	347	315	630	619

Net income	$1,016	$882	$1,926	$1,689

Comprehensive (loss) income	$(287)	$(224)	$726	$753

Earnings per share:
Weighted average shares outstanding	2,663,448	2,733,071	2,658,261	2,761,842

Weighted average diluted shares outstanding	2,667,014	2,741,078	2,662,035	2,774,263

Earnings per common share	$0.38	$0.32	$0.72	$0.61
Earnings per common share, assuming dilution	$0.38	$0.32	$0.72	$0.61
Dividends per share	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$1,926	$1,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	386	360
Provision for loan losses	363	250
Decrease in RABBI Trust trading securities	65	42
Increase in other liabilities	24	32
Decrease (increase) in other assets	18	(9)
Decrease in mortgage servicing rights	11	18
Stock-based compensation	3	26
(Increase) decrease in prepaid expenses	(18)	45
Increase in interest receivable	(31)	(146)
Change in deferred loan costs, net	(35)	11
Amortization of securities, net	(38)	26
Increase in taxes receivable	(40)	(27)
Increase in cash surrender value of life insurance	(141)	(105)
Decrease in accrued expenses	(256)	(748)
(Decrease) increase in interest payable	(305)	241

Net cash provided by operating activities	1,932	1,705

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	14,098	8,115
Recoveries of loans previously charged off	2	188
Redemption of Federal Home Loan Bank stock	—	371
Purchase of Federal Reserve Bank stock	—	(365)
Capital expenditures	(435)	(1,529)
Purchases of Federal Home Loan Bank stock	(634)	(320)
Loan originations and principal collections, net	(15,562)	(18,286)
Purchases of available-for-sale securities	(22,433)	(12,570)

Net cash used in investing activities	(24,964)	(24,396)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	20,434	7,500
Net increase in demand deposits, NOW, money market and savings accounts	16,664	1
Proceeds from exercise of stock options	200	614
Decrease in securities sold under agreements to repurchase	(288)	(8,724)
Dividends paid	(1,049)	(1,100)
Payments on Federal Home Loan Bank advances	(1,151)	(1,094)
Net (decrease) increase in time deposits	(1,792)	3,319
Net (decrease) increase in short term Federal Home Loan Bank advances	(12,330)	5,000

Net cash provided by financing activities	20,688	5,516

Net decrease in cash and cash equivalents	(2,344)	(17,175)
Cash and cash equivalents at beginning of period	15,495	29,723

Cash and cash equivalents at end of period	$13,151	$12,548

Supplemental disclosures:
Interest paid	$5,271	$4,982
Income taxes paid	717	646

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS 156 was effective as of January 1, 2007. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

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

The Company maintains five stock-based employee compensation plans. Effective January 1, 2006, the Company adopted SFAS 123R. For the six months ended June 30, 2008, stock-based employee compensation costs recorded as expenses amounted to $41,000, compared to $32,000 for the same period last year. These figures include compensation costs for grants made to employees pursuant to the Company’s Restricted Stock Plan.

6.	PENSION BENEFITS

The following summarizes the net periodic cost for the three and six months ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost on benefit obligation	125	123	250	246
Expected return on plan assets	(161)	(162)	(322)	(323)
Amortization of prior service cost	—	—	—	—

Net periodic benefit cost	$(36)	$(39)	$(72)	$(77)

Effective January 1, 2006, the pension plan was suspended so that employees no longer earn additional defined benefits for future service.

7.	ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following summarizes assets measured at fair value for the period ending June 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$121,149	$38,147	$75,295	$7,707
Trading securities	241	241	—	—

Total	$121,390	$38,388	$75,295	$7,707

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities	Total
Beginning balance, April 1, 2008	$7,795	$7,795
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	(38)	(38)
Amortization of securities, net	(50)	(50)
Transfers in and/or out of Level 3	—	—

Ending balance, June 30, 2008	$7,707	$7,707

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Summary

Total assets as of June 30, 2008 increased $20.9 million, or 4.4%, to $493.7 million compared to $472.8 million at December 31, 2007. Investments increased $6.4 million, or 5.5%, and loans, net of the allowance for loan losses, increased $15.2 million, or 4.8%. Cash and cash equivalents decreased $2.3 million, or 15.1%. The Bank has been able to maintain steady asset growth over the last six months, mainly using increases in deposit levels to fund expansion of the loan and investment portfolios. Deposits increased $14.9 million, or 4.2%, and Federal Home Loan Bank advances increased $7.0 million, or 11.7%. This growth in deposits reflects the Bank’s expanded retail operations and the introduction of an enhanced line of deposit products. Management’s focus continues to be on maintaining the appropriate strategic direction during these challenging and uncertain economic times and resources are allocated to areas providing the most beneficial returns, without compromising the Bank’s high standards for strong asset quality. Emphasis on augmenting earnings through noninterest income related activities as well as maintaining operating expenses and improved efficiencies are also key components of the Bank’s strategy.

Investment Portfolio

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The following table presents the amortized cost of securities and their approximate fair values as of June 30, 2008 (unaudited) and December 31, 2007:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
June 30, 2008 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$13,690	$81	$84	$13,687
Debt securities issued by states of the United States and political subdivisions of the states	12,322	13	472	11,863
Corporate debt securities	1,898	17	—	1,915
Preferred stocks	18,833	307	1,709	17,431
Marketable equity securities	571	1	13	559
Mortgage-backed securities	75,713	248	666	75,295
Debt securities issued by foreign governments	400	—	1	399

	$123,427	$667	$2,945	$121,149

December 31, 2007:
Debt securities issued by U.S. government corporations and agencies	$12,690	$127	$8	$12,809
Debt securities issued by states of the United States and political subdivisions of the states	12,325	24	155	12,194
Preferred stocks	12,407	91	382	12,116
Marketable equity securities	560	2	7	555
Mortgage-backed securities	76,672	383	335	76,720
Debt securities issued by foreign governments	400	—	1	399

	$115,054	$627	$888	$114,793

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of June 30, 2008 and December 31, 2007:

	June 30, 2008	% of Total	December 31, 2007	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Commercial, financial and agricultural	$43,905	13.16%	$39,343	12.36%
Real estate—construction and land development	10,765	3.23%	17,042	5.35%
Real estate—residential	125,591	37.65%	120,512	37.85%
Real estate—commercial	140,251	42.04%	127,819	40.15%
Consumer	2,287	0.69%	2,392	0.76%
Other	13,915	4.17%	14,193	4.46%

	336,714	100.94%	321,301	100.93%
Allowance for loan losses	(3,830)	-1.15%	(3,614)	-1.14%
Deferred loan costs, net	704	0.21%	669	0.21%

Net Loans	$333,588	100.00%	$318,356	100.00%

Deposits

The following table summarizes deposits as of June 30, 2008 and December 31, 2007:

	June 30, 2008	% of Total	December 31, 2007	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Demand Deposits	$74,179	20.31%	$72,425	20.67%
NOW Accounts	61,003	16.71%	58,841	16.80%
Money Market Accounts	86,894	23.80%	81,585	23.29%
Savings Deposits	55,775	15.27%	48,336	13.80%
Time Deposits	87,331	23.91%	89,123	25.44%

Total	$365,182	100.00%	$350,310	100.00%

Comparison of operating results for the three months ended June 30, 2008 and 2007

The Company reported net income for the quarter ended June 30, 2008 of $1,016,000 or basic and fully diluted earnings of $0.38 per share, compared to net income of $882,000, or basic and fully diluted earnings of $0.32 per share, for the same quarter last year. The results for the quarter represent a 15.2% increase in net income and an 18.8% increase in earnings per share, compared to results for the same quarter last year. The primary reason for the increase in the Bank’s net income and earnings per share for the periods presented is the increase in net interest and dividend income after the provision for loan losses, which increased $290,000, or 7.5%, for the three months ended June 30, 2008, from the same period last year. The improvement is a result of the growth in the loan and investment portfolios, the reduction in cost of funds and the replacement of maturing certificates of deposit and FHLB advances at lower interest rates. Continuing to show strong performance improvement in a very challenging and competitive environment highlights the positive results that efforts placed on maintaining strong asset quality, focusing on business development and improving operating efficiencies are netting the Company.

A provision of $235,000 was made to the allowance for loan losses during the three months ended June 30, 2008, compared to $100,000 for the same period last year. The increase was driven by the growth in the loan portfolio, current and near term future uncertain economic conditions and concerns with respect to the potential for further reduction in real estate values.

The net interest margin improved to 3.97% for the quarter ended June 30, 2008, compared to 3.78% for the same period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Three Months Ended June 30, 2008				For the Three Months Ended June 30, 2007
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands)	(in thousands)			(in thousands)	(in thousands)
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Assets
Federal funds sold and interest-bearing deposits	$1,420	$6		1.70%	$1,119	$10		3.49%
Investments	127,412	1,782	*	5.63%	119,892	1,547	*	5.18%
Loans	337,216	5,147	**	6.14%	318,146	5,320	**	6.71%

Total interest-earning assets	$466,048	6,935		5.98%	$439,157	6,877		6.28%

Liabilities
Savings deposits	$54,210	163		1.21%	$48,324	91		0.75%
NOW accounts	55,219	82		0.60%	59,430	121		0.81%
Money market accounts	90,562	532		2.36%	88,028	800		3.64%
Time deposits	88,532	828		3.76%	78,027	905		4.65%

Total interest-bearing deposits	288,523	1,605		2.24%	273,809	1,917		2.81%
Non-interest-bearing deposits	71,701	—		—	71,591	—		0.00%

Total deposits	360,224	1,605		1.79%	345,400	1,917		2.23%

FHLB advances	69,590	671		3.88%	60,930	760		5.00%
Repurchase agreements	10,660	62		2.34%	7,599	65		3.44%

Total other borrowed funds	80,250	733		3.67%	68,529	825		4.83%

Total interest-bearing liabilities	368,773	2,338		2.55%	342,338	2,742		3.21%

Total deposits and interest-bearing liabilities	$440,474	2,338		2.13%	$413,929	2,742		2.66%

Net interest income		$4,597				$4,134

Net interest spread				3.85%				3.62%

Net interest margin				3.97%				3.78%

Tax Equivalent Income Adjustment:
State and Municipal Investment Income		$62	*			$59	*
Dividends Received Deduction Eligible Securities		37	*			—	*
Industrial Revenue Bond Income		84	**			87	**

Total Tax Equivalent Income Adjustment		$183				$146

*	Amount included in investment income.
**	Amount included in loan income.

The following table sets forth the various components of noninterest income and noninterest expense for the quarters ended June 30, 2008 and 2007 and the dollar amount and percentage change between the periods:

	June 30,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)
	(unaudited)
Noninterest income:
Income from fiduciary activities	$467	$479	$(12)	-2.51%
Fees from sale of non-deposit products	90	66	24	36.36%
Service charges on deposit accounts	159	153	6	3.92%
Other deposit fees	212	258	(46)	-17.83%
Income on cash surrender value of life insurance	75	59	16	27.12%
Other income	190	256	(66)	-25.78%

Total noninterest income	$1,193	$1,271	$(78)	-6.14%

Noninterest expense:
Salaries and employee benefits	$2,246	$2,099	$147	7.00%
Director fees	66	87	(21)	-24.14%
Occupancy expense	466	392	74	18.88%
Equipment expense	231	214	17	7.94%
Data processing fees	311	298	13	4.36%
Marketing and public relations	115	134	(19)	-14.18%
Professional fees	164	322	(158)	-49.07%
Other expense	410	417	(7)	-1.68%

Total noninterest expense	$4,009	$3,963	$46	1.16%

The income tax provision for the quarter increased by $32,000, or 10.2%, compared to the same period last year. The increase is due to the increase in income before income taxes, as the effective rate is consistent for the quarters ended June 30, 2008 and 2007.

Comparison of operating results for the six months ended June 30, 2008 and 2007

The Company reported net income for the six months ended June 30, 2008 of $1.9 million, or basic and fully diluted earnings of $0.72 per share, compared to net income of $1.7 million, or basic and fully diluted earnings of $0.61 per share, for the same period last year. These results represent a 14.0% increase in net income and an 18.0% increase in earnings per share, compared to the same period last year. The primary reason for the increase in the Bank’s net income and earnings per share for the periods presented is the increase in net interest and dividend income after the provision for loan losses, which increased $419,000, or 5.4%, for the six months ended June 30, 2008, from the same period last year. As stated in the comparison of quarterly results, the improvement is a result of the growth in the loan and investment portfolios, the reduction in cost of funds and the replacement of maturing certificates of deposit and FHLB advances at lower interest rates.

A provision of $363,000 was made to the allowance for loan losses during the six months ended June 30, 2008, compared to $250,000 for the same period last year. As stated in the comparison of quarterly results, the increase was driven by the growth in the loan portfolio, current and near term future uncertain economic conditions and concerns with respect to the potential for further reduction in real estate values. The Bank’s asset quality remains strong with non-performing loans of only $233,000, or 0.07% of total loans, at June 30, 2008, compared to non-performing loans of $259,000, or 0.08% of total loans, at December 31, 2007. The allowance for loan losses increased to 1.14% of total loans at June 30, 2008, from 1.12% at December 31, 2007 and 1.07% at June 30, 2007. The Bank continues to actively manage its loan portfolio and deal with problems as they arise. During the first half of 2008, the Bank charged off approximately $130,000 in small business and consumer loans. The Bank has been able to maintain its asset quality, in an environment where many in the banking industry are facing continued write-downs and significant increases in loan loss provisions. Though our asset quality remains strong, the Bank will continue its effort to prudently build the loan loss reserve to protect against any future problems, at least until market conditions and real estate values stabilize.

The net interest margin improved to 3.88% for the six months ended June 30, 2008, compared to 3.84% for the same period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Six Months Ended June 30, 2008				For the Six Months Ended June 30, 2007
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands)	(in thousands)			(in thousands)	(in thousands)
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Assets
Federal funds sold and interest-bearing deposits	$2,639	$27		2.08%	$1,984	$49		4.98%
Investments	124,599	3,427	*	5.53%	119,558	3,081	*	5.20%
Loans	331,657	10,361	**	6.28%	312,057	10,343	**	6.68%

Total interest-earning assets	$458,895	13,815		6.05%	$433,599	13,473		6.27%

Liabilities
Savings deposits	$51,636	299		1.16%	$48,146	159		0.67%
NOW accounts	55,408	181		0.66%	59,413	227		0.77%
Money market accounts	93,146	1,272		2.75%	84,638	1,511		3.60%
Time deposits	88,015	1,785		4.08%	78,612	1,780		4.57%

Total interest-bearing deposits	288,205	3,537		2.47%	270,809	3,677		2.74%
Non-interest-bearing deposits	68,860	—		—	73,089	—		—

Total deposits	357,065	3,537		1.99%	343,898	3,677		2.16%

FHLB advances	64,296	1,283		4.01%	56,035	1,387		4.99%
Repurchase agreements	10,827	144		2.68%	8,788	157		3.60%

Total other borrowed funds	75,123	1,427		3.82%	64,823	1,544		4.80%

Total interest-bearing liabilities	363,328	4,964		2.75%	335,632	5,221		3.14%

Total deposits and interest-bearing liabilities	$432,188	4,964		2.31%	$408,721	5,221		2.58%

Net interest income		$8,851				$8,252

Net interest spread				3.74%				3.69%

Net interest margin				3.88%				3.84%

Tax Equivalent Income Adjustment:
State and Municipal Investment Income		$124	*			$112	*
Dividends Received Deduction Eligible Securities		62	*			—	*
Industrial Revenue Bond Income		169	**			175	**

Total Tax Equivalent Income Adjustment		$355				$287

*	Amount included in investment income.
**	Amount included in loan income.

The following table sets forth the various components of noninterest income and noninterest expense for the six months ended June 30, 2008 and 2007 and the dollar amount and percentage change between the periods:

	June 30,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)
	(unaudited)
Noninterest income:
Income from fiduciary activities	$941	$941	$—	0.00%
Fees from sale of non-deposit products	140	129	11	8.53%
Service charges on deposit accounts	318	295	23	7.80%
Other deposit fees	438	503	(65)	-12.92%
Gain on sales of loans, net	—	6	(6)	-100.00%
Income on cash surrender value of life insurance	148	111	37	33.33%
Other income	390	456	(66)	-14.47%

Total noninterest income	$2,375	$2,441	$(66)	-2.70%

Noninterest expense:
Salaries and employee benefits	$4,461	$4,275	$186	4.35%
Director fees	143	165	(22)	-13.33%
Occupancy expense	931	775	156	20.13%
Equipment expense	477	421	56	13.30%
Data processing fees	600	565	35	6.19%
Marketing and public relations	220	242	(22)	-9.09%
Professional fees	330	566	(236)	-41.70%
Other expense	789	837	(48)	-5.73%

Total noninterest expense	$7,951	$7,846	$105	1.34%

The income tax provision for the six months ended June 30, 2008 increased by only $11,000, or 1.8%, compared to the same period last year despite the 14.0% increase in net income. This is primarily due to the increase in securities eligible for the dividends received deduction, such as certain preferred stock purchases. As a result, the effective tax rate decreased by 8.9% for the six months ended June 30, 2008, compared to the same period last year.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for loan losses through charges to earnings. Provisions of $235,000 and $363,000 were made to the allowance for loan losses during the three and six months ended June 30, 2008, respectively, compared to $100,000 and $250,000 for the same periods last year. The allowance for loan losses was equivalent to 1.14% and 1.07% of total loans at June 30, 2008 and 2007, respectively.

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

Changes in the allowance for loan losses were as follows for the six months ended June 30, 2008 and 2007:

	2008	2007
	(in thousands)
	(unaudited)
Balance as of January 1st	$3,614	$3,044
Loans charged off	(149)	(5)
Provision for loan losses	363	250
Recoveries of loans previously charged off	2	188

Balance as of June 30th	$3,830	$3,477

The allowance for loan losses represented 1,644% and 13,373% of non-performing loans, which totaled $233,000 and $26,000, at June 30, 2008 and 2007, respectively. Non-performing loans represented less than 0.1% of total loans and mortgages held-for-sale at June 30, 2008 and 2007.

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

Capital Resources

As of June 30, 2008, the Company had total capital of $45.4 million, a decrease of $380,000, or 0.8%, from total capital as of December 31, 2007. The net change in the Company’s capital reflects current year income, dividends paid, an entry made for the cumulative effect of a change in accounting principle, the decrease in accumulated other comprehensive loss, the granting of stock awards and the exercise of stock options.

The Company’s policy has been to pay dividends out of funds in excess of the needs of the business. The Company declared and paid cash dividends to shareholders on a quarterly basis at a rate of $0.20 per share during 2007 and for each quarter of 2008.

Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of June 30, 2008, the Bank’s Tier 1 capital amounted to 9.13% of average total assets. At June 30, 2008, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 13.41%, which satisfies the applicable risk-based capital requirements. As of December 31, 2007, the Bank’s Tier 1 capital amounted to 9.39% of average assets and risk-based capital amounted to 14.07% of total risk-based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available-for-sale account as a liquidity resource. Securities maturing in one year or less amounted to $4.4 million at June 30, 2008; additionally, a minimum amount of contractual payments in the amount of $13.6 million for the mortgage-backed securities portfolio is due within one year at June 30, 2008. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

Off Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company’s financial condition, results of operations, or liquidity. As of June 30, 2008, total off-balance sheet financial commitments, which include unadvanced funds on loans and commitments to fund loans and letters of credit, amounted to approximately $61.3 million.

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

The Company’s net interest margin for the three and six months ended June 30, 2008 was 3.97% and 3.88%, respectively, in comparison to 3.78% and 3.84%, respectively, for the three and six months ended June 30, 2007. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

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

As of June 30, 2008, the capital ratio of the Company on an EVE basis, at current rate levels, is 12.36%. Based on the most recent analysis it is estimated that an increase in interest rates over the next year of 200 basis points (for example, an increase in the prime rate from 5.00% to 7.00%) would result in an EVE capital ratio of 11.03%. Alternatively, if interest rates were to decrease over the next year by 100 basis points, the EVE capital ratio is estimated to be 12.34%. These changes are within the risk tolerance levels established by the Company policies.

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

The following table summarizes the net interest income simulation as of June 30, 2008:

	June 30, 2008
	Projected net interest income	Change from year 1 base case
	(Dollars in thousands)
Year 1 projections:
Down 100BP	$18,635	$104	0.56%
Base	18,531	—	—
Up 200BP	18,221	(310)	-1.67%

Year 2 projections:
Down 100BP	$18,598	$67	0.36%
Base	18,883	352	1.90%
Up 200BP	18,631	100	0.54%

ITEM 4T.	CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer concluded that based upon an evaluation as of June 30, 2008, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	None

Item 1A.	Risk Factors	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	None

Item 3.	Defaults Upon Senior Securities.	None

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held at the Danvers office of the Bank, Danvers, Massachusetts, on the 29th day of May, 2008 at 9:00 a.m. At the Meeting, the following matters were submitted to a vote of shareholders with the results as follows:

1. The proposal to fix the number of directors at twelve (12) who shall constitute the full Board of Directors was approved by the requisite majority vote of shareholders. The votes for fixing the number of directors were as follows:

“FOR APPROVAL”	“AGAINST APPROVAL”	“ABSTAIN”
2,159,469	63,610	5,428
Number of Shares	Number of Shares	Number of Shares

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

	“FOR APPROVAL”	“WITH-HOLD”
Donat A. Fournier	2,082,330	146,177
	Number of Shares	Number of Shares
Mark B. Glovsky	2,096,936	131,571
	Number of Shares	Number of Shares
Kevin M. Burke	1,606,382	622,125
	Number of Shares	Number of Shares
Linda E. Saris	2,054,936	173,570
	Number of Shares	Number of Shares

3. The appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for the Company for the year ending December 31, 2008 was ratified because the votes for such appointment exceeded the votes against such appointment. The votes cast “FOR”, “AGAINST” and “ABSTAIN” on the proposal to ratify the appointment of Shatswell, MacLeod & Company, P.C. to act as independent auditors for the fiscal year ended December 31, 2008, are as follows:

“FOR APPROVAL”	“AGAINST APPROVAL”	“ABSTAIN”
2,221,336	208	6,963
Number of Shares	Number of Shares	Number of Shares

Item 5.	Other Information. None

Item 6.	Exhibits.

11	Computation of Per Share Earnings

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: August 13, 2008	By:	/s/ Donat A. Fournier
Donat A. Fournier
President and Chief Executive Officer

Date: August 13, 2008	By:	/s/ Michael O. Gilles
Michael O. Gilles
Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer