Form 10-Q
period 2008-09-30
BEVERLY NATIONAL CORP
filed 2008-11-13
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2008: 2,663,545.

BEVERLY NATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and due from banks	$10,482	$10,752
Federal funds sold	3,633	3,706
Interest-bearing demand deposits with other banks	758	115
Short-term investments	363	922

Cash and cash equivalents	15,236	15,495
Investments in available-for-sale securities (at fair value)	110,394	114,793
Federal Home Loan Bank stock, at cost	4,086	3,452
Federal Reserve Bank stock, at cost	553	553
Loans, net of the allowance for loan losses of $4,112 and $3,614, respectively	332,137	318,356
Premises and equipment	7,773	7,321
Bank owned life insurance	6,876	6,661
Accrued interest receivable	1,898	1,805
Other assets	5,758	4,355

Total assets	$484,711	$472,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$72,216	$72,425
Interest-bearing	285,121	277,885

Total deposits	357,337	350,310
Federal Home Loan Bank advances	70,326	59,616
Securities sold under agreements to repurchase	10,763	11,638
Other liabilities	5,006	5,462

Total liabilities	443,432	427,026

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, $2.50 par value per share; 5,000,000 shares authorized; issued 2,912,437 shares as of September 30, 2008 and 2,890,690 shares as of December 31, 2007; outstanding, 2,663,545 shares as of September 30, 2008 and 2,641,798 shares as of December 31, 2007	7,281	7,227
Paid-in capital	22,913	22,586
Retained earnings	18,411	21,050
Treasury stock, at cost (248,892 shares as of September 30, 2008 and December 31, 2007)	(4,370)	(4,370)
Unearned shares, Restricted Stock Plan (15,755 shares as of September 30, 2008 and 9,005 shares as of December 31, 2007)	(323)	(197)
Accumulated other comprehensive loss	(2,633)	(531)

Total stockholders’ equity	41,279	45,765

Total liabilities and stockholders’ equity	$484,711	$472,791

Book value per share	$15.50	$17.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest and dividend income:
Interest and fees on loans	$5,026	$5,272	$15,218	$15,440
Interest on debt securities:
Taxable	1,147	1,160	3,442	3,426
Tax-exempt	120	120	361	339
Dividends on marketable equity securities	285	162	878	477
Other interest	64	131	203	349

Total interest and dividend income	6,642	6,845	20,102	20,031

Interest expense:
Interest on deposits	1,498	2,119	5,035	5,797
Interest on other borrowed funds	710	784	2,138	2,329

Total interest expense	2,208	2,903	7,173	8,126

Net interest and dividend income	4,434	3,942	12,929	11,905
Provision for loan losses	225	75	588	325

Net interest and dividend income after provision for loan losses	4,209	3,867	12,341	11,580

Noninterest (charge) income:
Income from fiduciary activities	438	486	1,379	1,427
Fees from sale of non-deposit products	79	60	219	190
Service charges on deposit accounts	166	157	485	452
Other deposit fees	223	198	661	700
Write-down of available-for-sale securities	(3,724)	—	(3,724)	—
Gain on sales of loans, net	6	—	6	6
Income on cash surrender value of life insurance	77	54	225	165
Other income	142	304	531	760

Total noninterest (charge) income	(2,593)	1,259	(218)	3,700

Noninterest expense:
Salaries and employee benefits	2,235	2,185	6,696	6,460
Director fees	76	68	219	233
Occupancy expense	465	389	1,396	1,164
Equipment expense	213	216	690	638
Data processing fees	298	290	897	854
Marketing and public relations	100	102	320	344
Professional fees	155	186	486	752
Other expense	356	412	1,145	1,249

Total noninterest expense	3,898	3,848	11,849	11,694

(Loss) income before income taxes	(2,282)	1,278	274	3,586
Income taxes	392	357	1,022	976

Net (loss) income	$(2,674)	$921	$(748)	$2,610

Comprehensive (loss) income	$(3,576)	$1,760	$(2,850)	$2,513

(Loss) earnings per share:
Weighted average shares outstanding	2,663,545	2,748,336	2,660,035	2,755,340

Weighted average diluted shares outstanding	2,663,545	2,764,357	2,660,035	2,770,712

(Loss) earnings per common share	$(1.00)	$0.34	$(0.28)	$0.95
(Loss) earnings per common share, assuming dilution	$(1.00)	$0.33	$(0.28)	$0.94
Dividends per share	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net (loss) income	$(748)	$2,610
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-down of available-for-sale securities	3,724	—
Provision for loan losses	588	325
Depreciation and amortization	578	554
Decrease (increase) in taxes receivable	106	(33)
Decrease in mortgage servicing rights	16	27
Decrease (increase) in other assets	12	(99)
Stock-based compensation	6	12
Increase in prepaid expenses	(19)	(43)
Change in deferred loan costs, net	(30)	13
Amortization of securities, net	(64)	32
Decrease in accrued expenses	(74)	(485)
(Increase) decrease in RABBI Trust trading securities	(90)	70
Increase in interest receivable	(93)	(129)
Decrease in other liabilities	(195)	(43)
Increase in cash surrender value of life insurance	(225)	(165)
(Decrease) increase in interest payable	(431)	439

Net cash provided by operating activities	3,061	3,085

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	19,642	11,157

Recoveries of loans previously charged off	59	188
Redemption of Federal Home Loan Bank stock	—	371
Purchase of Federal Reserve Bank stock	—	(365)
Purchases of Federal Home Loan Bank stock	(634)	(320)
Capital expenditures	(1,030)	(1,713)
Loan originations and principal collections, net	(14,398)	(15,233)
Purchases of available-for-sale securities	(22,439)	(13,932)

Net cash used in investing activities	(18,800)	(19,847)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	19,877	25,500
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	13,410	(7,926)
Proceeds from exercise of stock options	200	645
Purchase of treasury stock	—	(1,407)
Decrease in securities sold under agreements to repurchase	(875)	(5,431)
Dividends paid	(1,582)	(1,657)
Payments on Federal Home Loan Bank advances	(1,737)	(1,648)
Net (decrease) increase in time deposits	(6,383)	13,362
Net decrease in short term Federal Home Loan Bank advances	(7,430)	(20,000)

Net cash provided by financing activities	15,480	1,438

Net decrease in cash and cash equivalents	(259)	(15,324)
Cash and cash equivalents at beginning of period	15,495	29,723

Cash and cash equivalents at end of period	$15,236	$14,399

Supplemental disclosures:
Interest paid	$7,605	$7,686
Income taxes paid	916	1,009

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

The Company maintains five stock-based employee compensation plans. Effective January 1, 2006, the Company adopted SFAS 123R. For the nine months ended September 30, 2008, stock-based employee compensation costs recorded as expenses amounted to $66,000, compared to $47,000 for the same period last year. These figures include compensation costs for grants made to employees pursuant to the Company’s Restricted Stock Plan.

6.	PENSION BENEFITS

The following summarizes the net periodic cost for the three and nine months ended September 30:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost on benefit obligation	125	123	375	369
Expected return on plan assets	(161)	(161)	(483)	(484)
Amortization of prior service cost	—	—	—	—

Net periodic benefit cost	$(36)	$(38)	$(108)	$(115)

Effective January 1, 2006, the pension plan was suspended so that employees no longer earn additional defined benefits for future service.

7.	ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following summarizes assets measured at fair value for the period ending September 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$110,394	$27,999	$71,671	$10,724
Trading securities	241	241	—	—

Total	$110,635	$28,240	$71,671	$10,724

			Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Available-for-sale Securities	Total
Beginning balance, July 1, 2008			$7,707	$7,707
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)			—	—
Included in other comprehensive income			(360)	(360)
Amortization of securities, net			(20)	(20)
Transfers in and/or out of Level 3			3,397	3,397

Ending balance, September 30, 2008			$10,724	$10,724

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date			$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Summary

Total assets as of September 30, 2008 were $484.7 million, compared to $472.8 million at December 31, 2007, an increase of $11.9 million, or 2.5%. Loans, net of the allowance for loan losses, increased $13.8 million, or 4.3% from $318.4 million at December 31, 2007. Investments in available-for-sale securities decreased $4.4 million, or 3.8% from $114.8 million at December 31, 2007. The Bank has been able to maintain steady asset growth over the last nine months, mainly using increases in deposit levels to fund expansion of the loan portfolio. Deposits increased $7.0 million, or 2.0%, and Federal Home Loan Bank advances increased $10.7 million, or 18.0% from $59.6 million at December 31, 2007. This growth in deposits reflects the Bank’s expanded retail operations and the introduction of an enhanced line of deposit products. The book value of the Company’s stock has decreased slightly as a result of the other than temporarily impaired (“OTTI”) write-down of Fannie Mae and Freddie Mac preferred stock and the increase in unrealized losses on available-for-sale securities. The Company and the Bank met all of the regulatory capital requirements of a well capitalized institution at September 30, 2008. Management’s focus continues to be on maintaining the appropriate strategic direction during these challenging and uncertain economic times and resources are allocated to areas providing the most beneficial returns, without compromising the Bank’s high standards for strong asset quality. Emphasis on business development, improvement in operating efficiencies, identifying sound growth opportunities and closely monitoring management’s strategic focus in this ever-changing economic environment are also key components of the Bank’s strategy.

Investment Portfolio

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The following table presents the amortized cost of securities and their approximate fair values as of September 30, 2008 (unaudited) and December 31, 2007:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
September 30, 2008 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$11,690	$30	$157	$11,563
Debt securities issued by states of the United States and political subdivisions of the states	12,321	10	978	11,353
Corporate debt securities	1,926	—	31	1,895
Preferred stocks	15,087	6	2,148	12,945
Marketable equity securities	577	1	10	568
Mortgage-backed securities	72,190	235	754	71,671
Debt securities issued by foreign governments	400	—	1	399

	$114,191	$282	$4,079	$110,394

December 31, 2007:
Debt securities issued by U.S. government corporations and agencies	$12,690	$127	$8	$12,809
Debt securities issued by states of the United States and political subdivisions of the states	12,325	24	155	12,194
Preferred stocks	12,407	91	382	12,116
Marketable equity securities	560	2	7	555
Mortgage-backed securities	76,672	383	335	76,720
Debt securities issued by foreign governments	400	—	1	399

	$115,054	$627	$888	$114,793

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of September 30, 2008 and December 31, 2007:

	September 30, 2008	% of Total	December 31, 2007	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Commercial, financial and agricultural	$46,835	14.10%	$39,343	12.36%
Real estate - construction and land development	8,383	2.52%	17,042	5.35%
Real estate - residential	124,941	37.62%	120,512	37.85%
Real estate - commercial	139,224	41.92%	127,819	40.15%
Consumer	2,379	0.72%	2,392	0.76%
Other	13,788	4.15%	14,193	4.46%

	335,550	101.03%	321,301	100.93%
Allowance for loan losses	(4,112)	-1.24%	(3,614)	-1.14%
Deferred loan costs, net	699	0.21%	669	0.21%

Net Loans	$332,137	100.00%	$318,356	100.00%

Deposits

The following table summarizes deposits as of September 30, 2008 and December 31, 2007:

	September 30, 2008	% of Total	December 31, 2007	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Demand Deposits	$72,216	20.21%	$72,425	20.67%
NOW Accounts	58,012	16.23%	58,841	16.80%
Money Market Accounts	86,475	24.21%	81,585	23.29%
Savings Deposits	57,894	16.20%	48,336	13.80%
Time Deposits	82,740	23.15%	89,123	25.44%

Total	$357,337	100.00%	$350,310	100.00%

Comparison of operating results for the three months ended September 30, 2008 and 2007

The Company reported a net loss for the quarter ended September 30, 2008 of $2.7 million, or a basic and fully diluted loss of $1.00 per share, compared to net income of $921,000, or basic and fully diluted earnings of $0.34 per share, for the same quarter last year. Net income for the quarter was impacted by charges, pre-tax, of $3,724,000 related to the write-down of the Company’s investment in Fannie Mae and Freddie Mac preferred stocks as other than temporarily impaired. No tax benefit was recognized on these charges as changes signed into law that would allow financial institutions to treat these as ordinary losses was not signed and made effective until October 3, 2008. Therefore, a tax benefit of approximately $1.5 million was not recognized in the period ended September 30, 2008, and will be recognized in the period ending December 31, 2008. This tax benefit, had it been recognized in the same quarter as the losses were taken, would have added approximately $0.57 to the Company’s book value and would have reduced the third quarter loss by $0.57 per share.

Excluding these charges, the Company’s core net income for the quarter would have been $1.05 million, or basic and fully diluted earnings per share of $0.39. The adjusted results for the quarter would represent a 14.0% increase in net income and a 17.6% increase in earnings per share, compared to results for the same quarter last year. The primary reason for the increase in the core net income and earnings per share for the periods presented, before the charges, is the increase in net interest and dividend income after the provision for loan losses, which increased $342,000, or 8.8%, for the three months ended September 30, 2008 from the same period last year. The improvement is a result of the growth in earning assets, the reduction in cost of funds and the replacement of maturing certificates of deposit and FHLB advances at lower interest rates. The net interest margin improved to 3.96% for the quarter ended September 30, 2008, compared to 3.66% for the same period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Three Months Ended September 30, 2008				For the Three Months Ended September 30, 2007
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands)	(in thousands)			(in thousands)	(in thousands)
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Assets
Federal funds sold and interest-bearing deposits	$5,984	$24		1.61%	$4,510	$53		4.66%
Investments	120,848	1,668	*	5.49%	119,788	1,582	*	5.24%
Loans	334,535	5,110	**	6.08%	319,014	5,358	**	6.66%

Total interest-earning assets	$461,367	6,803		5.87%	$443,312	6,993		6.26%

Liabilities
Savings deposits	$56,406	171		1.21%	$48,670	107		0.87%
NOW accounts	51,843	79		0.61%	57,545	120		0.83%
Money market accounts	96,144	544		2.25%	88,980	823		3.67%
Time deposits	85,388	704		3.28%	89,030	1,069		4.76%

Total interest-bearing deposits	289,781	1,498		2.06%	284,225	2,120		2.96%
Non-interest-bearing deposits	72,560	—		—	74,164	—		—

Total deposits	362,341	1,498		1.64%	358,389	2,120		2.35%

FHLB advances	65,924	648		3.91%	58,523	719		4.87%
Repurchase agreements	10,990	62		2.25%	7,201	64		3.53%

Total other borrowed funds	76,914	710		3.67%	65,724	783		4.73%

Total interest-bearing liabilities	366,695	2,208		2.40%	349,949	2,902		3.29%

Total deposits and interest-bearing liabilities	$439,255	2,208		2.00%	$424,113	2,903		2.72%

Net interest income		$4,594				$4,091

Net interest spread				3.87%				3.55%

Net interest margin				3.96%				3.66%

Tax Equivalent Income Adjustment:
State and Municipal Investment Income		$62	*			$62	*
Dividends Received Deduction Eligible Securities		15	*			—	*
Industrial Revenue Bond Income		84	**			87	**

Total Tax Equivalent Income Adjustment		$161				$149

*	Amount included in investment income.
**	Amount included in loan income.

The following table sets forth the various components of noninterest income and noninterest expense for the quarters ended September 30, 2008 and 2007 and the dollar amount and percentage change between the periods:

	September 30,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)
	(unaudited)
Noninterest (charge) income:
Income from fiduciary activities	$438	$486	$(48)	-9.88%
Fees from sale of non-deposit products	79	60	19	31.67%
Service charges on deposit accounts	166	157	9	5.73%
Other deposit fees	223	198	25	12.63%
Write-down of available-for-sale securities	(3,724)	—	(3,724)	—
Gain on sales of loans, net	6	—	6	—
Income on cash surrender value of life insurance	77	54	23	42.59%
Other income	142	304	(162)	-53.29%

Total noninterest (charge) income	$(2,593)	$1,259	$(3,852)	-305.96%

Noninterest expense:
Salaries and employee benefits	$2,235	$2,185	$50	2.29%
Director fees	76	68	8	11.76%
Occupancy expense	465	389	76	19.54%
Equipment expense	213	216	(3)	-1.39%
Data processing fees	298	290	8	2.76%
Marketing and public relations	100	102	(2)	-1.96%
Professional fees	155	186	(31)	-16.67%
Other expense	356	412	(56)	-13.59%

Total noninterest expense	$3,898	$3,848	$50	1.30%

The income tax provision for the quarter increased by $35,000, or 9.8%, compared to the same period last year. The increase is due to the increase in income before income taxes, as the effective rate is consistent for the quarters ended September 30, 2008 and 2007.

Comparison of operating results for the nine months ended September 30, 2008 and 2007

The Company reported a net loss for the nine months ended September 30, 2008 of $748,000, or a basic and fully diluted loss of $0.28 per share, compared to net income of $2.6 million, or basic and fully diluted earnings of $0.95 and $0.94 per share, respectively, for the same period last year. Net income for the period was impacted by charges, pre-tax, of $3,724,000 related to the write-down of the Company’s investment in Fannie Mae and Freddie Mac preferred stocks as other than temporarily impaired. No tax benefit was recognized on these charges as changes signed into law that would allow financial institutions to treat these as ordinary losses was not signed and made effective until October 3, 2008. Therefore, a tax benefit of approximately $1.5 million was not recognized in the quarter ended September 30, 2008, and will be recognized in the quarter ending December 31, 2008. This tax benefit, had it been recognized in the same period as the losses were taken, would have added approximately $0.57 to the Company’s book value and would have reduced the loss for the nine months ended September 30, 2008 by $0.57 per share.

Net income for the nine months ended September 30, 2008, excluding the charges, would have been $2.98 million, with basic and fully diluted earnings per share of $1.12. These results would represent a 14.0% increase in net income and an 18.1% increase in earnings per share, compared to the same period last year. The primary reason for the increase in the core net income and earnings per share for the periods presented, before the charges, is the increase in net interest and dividend income after the provision for loan losses, which increased $761,000, or 6.6%, for the nine months ended September 30, 2008 from the same periods last year. The improvement is a result of the growth in earning assets, the reduction in cost of funds and the replacement of maturing certificates of deposit and FHLB advances at lower interest rates. The net interest margin improved to 3.91% for the nine months ended September 30, 2008, compared to 3.78% for the same period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Nine Months Ended September, 2008				For the Nine Months Ended September 30, 2007
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands)	(in thousands)			(in thousands)	(in thousands)
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Assets
Federal funds sold and interest-bearing deposits	$3,762	$52		1.83%	$2,836	$102		4.81%
Investments	123,339	5,095	*	5.52%	119,635	4,663	*	5.21%
Loans	332,624	15,470	**	6.21%	314,402	15,701	**	6.68%

Total interest-earning assets	$459,725	20,617		5.99%	$436,873	20,466		6.26%

Liabilities
Savings deposits	$53,238	470		1.18%	$48,323	266		0.74%
NOW accounts	54,211	260		0.64%	58,784	347		0.79%
Money market accounts	94,152	1,816		2.58%	86,102	2,334		3.62%
Time deposits	87,133	2,489		3.82%	82,122	2,849		4.64%

Total interest-bearing deposits	288,734	5,035		2.33%	275,331	5,796		2.81%
Non-interest-bearing deposits	70,103	—		—	73,451	—		—

Total deposits	358,837	5,035		1.87%	348,782	5,796		2.22%

FHLB advances	64,842	1,931		3.98%	56,873	2,107		4.95%
Repurchase agreements	10,882	207		2.54%	8,253	222		3.60%

Total other borrowed funds	75,724	2,138		3.77%	65,126	2,329		4.78%

Total interest-bearing liabilities	364,458	7,173		2.63%	340,457	8,125		3.19%

Total deposits and interest-bearing liabilities	$434,561	7,173		2.20%	$413,908	8,125		2.62%

Net interest income		$13,444				$12,341

Net interest spread				3.79%				3.64%

Net interest margin				3.91%				3.78%

Tax Equivalent Income Adjustment:
State and Municipal Investment Income		$186	*			$174	*
Dividends Received Deduction Eligible Securities		77	*			—	*
Industrial Revenue Bond Income		253	**			261	**

Total Tax Equivalent Income Adjustment		$516				$435

*	Amount included in investment income.
**	Amount included in loan income.

The following table sets forth the various components of noninterest income and noninterest expense for the nine months ended September 30, 2008 and 2007 and the dollar amount and percentage change between the periods:

	September 30,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)
	(unaudited)
Noninterest (charge) income:
Income from fiduciary activities	$1,379	$1,427	$(48)	-3.36%
Fees from sale of non-deposit products	219	190	29	15.26%
Service charges on deposit accounts	485	452	33	7.30%
Other deposit fees	661	700	(39)	-5.57%
Write-down of available-for-sale securities	(3,724)	—	(3,724)	0.00%
Gain on sales of loans, net	6	6	—	0.00%
Income on cash surrender value of life insurance	225	165	60	36.36%
Other income	531	760	(229)	-30.13%

Total noninterest (charge) income	$(218)	$3,700	$(3,918)	-105.89%

Noninterest expense:
Salaries and employee benefits	$6,696	$6,460	$236	3.65%
Director fees	219	233	(14)	-6.01%
Occupancy expense	1,396	1,164	232	19.93%
Equipment expense	690	638	52	8.15%
Data processing fees	897	854	43	5.04%
Marketing and public relations	320	344	(24)	-6.98%
Professional fees	486	752	(266)	-35.37%
Other expense	1,145	1,249	(104)	-8.33%

Total noninterest expense	$11,849	$11,694	$155	1.33%

The income tax provision for the nine months ended September 30, 2008 increased by $46,000, or 4.7%, compared to the same period last year despite the 14.0% increase in net income before non-recurring, pre-tax charges. This is primarily due to the increase in assets eligible for preferential tax treatment. As a result, the effective tax rate decreased by 1.6% for the nine months ended September 30, 2008, compared to the same period last year.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for loan losses through charges to earnings. Provisions of $225,000 and $588,000 were made to the allowance for loan losses during the three and nine months ended September 30, 2008, respectively, compared to $75,000 and $325,000 for the same periods last year. The allowance for loan losses was equivalent to 1.22% and 1.11% of total loans at September 30, 2008 and 2007, respectively. The increase was driven by growth in the loan portfolio, uncertain economic conditions, concerns over further potential reduction in real estate values and the impact a prolonged recession or economic downturn would have on the Company’s commercial and small business loan portfolios.

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

Changes in the allowance for loan losses were as follows for the nine months ended September 30, 2008 and 2007:

	2008	2007
	(in thousands)
	(unaudited)
Balance as of January 1st	$3,614	$3,044
Loans charged off	(149)	(5)
Provision for loan losses	588	325
Recoveries of loans previously charged off	59	190

Balance as of September 30th	$4,112	$3,554

The allowance for loan losses represented 1,613% and 13,669% of non-performing loans, which totaled $255,000 and $26,000, at September 30, 2008 and 2007, respectively. Non-performing loans represented less than 0.1% of total loans and mortgages held-for-sale at September 30, 2008 and 2007.

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

Capital Resources

As of September 30, 2008, the Company had total capital of $41.3 million, a decrease of $4.5 million, or 9.8%, from total capital as of December 31, 2007. The net change in the Company’s capital reflects current year income, dividends paid, an entry made for the cumulative effect of a change in accounting principle, the decrease in accumulated other comprehensive loss, the granting of stock awards and the exercise of stock options.

The Company’s policy has been to pay dividends out of funds in excess of the needs of the business. The Company declared and paid cash dividends to shareholders on a quarterly basis at a rate of $0.20 per share during 2007 and for each quarter of 2008.

Generally, banks are required to maintain Tier 1 capital at a level equal to or greater than 4.0% of their average total assets. As of September 30, 2008, the Bank’s Tier 1 capital amounted to 8.96% of average total assets. At September 30, 2008, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 13.40%, which satisfies the applicable risk-based capital requirements. As of December 31, 2007, the Bank’s Tier 1 capital amounted to 9.39% of average assets and risk-based capital amounted to 14.07% of total risk-based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available-for-sale account as a liquidity resource. Securities maturing in one year or less amounted to $4.5 million at September 30, 2008; additionally, a minimum amount of contractual payments in the amount of $12.6 million for the mortgage-backed securities portfolio is due within one year at September 30, 2008. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

Off Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company’s financial condition, results of operations, or liquidity. As of September 30, 2008, total off-balance sheet financial commitments, which include unadvanced funds on loans and commitments to fund loans and letters of credit, amounted to approximately $61.0 million.

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

The Company’s net interest margin for the three and nine months ended September 30, 2008 was 3.96% and 3.91%, respectively, in comparison to 3.66% and 3.78%, respectively, for the three and nine months ended September 30, 2007. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

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

As of September 30, 2008, the capital ratio of the Company on an EVE basis, at current rate levels, is 11.73%. Based on the most recent analysis it is estimated that an increase in interest rates over the next year of 200 basis points (for example, an increase in the prime rate from 5.00% to 7.00%) would result in an EVE capital ratio of 10.63%. Alternatively, if interest rates were to decrease over the next year by 100 basis points, the EVE capital ratio is estimated to be 11.53%. These changes are within the risk tolerance levels established by the Company policies.

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

The following table summarizes the net interest income simulation as of September 30, 2008:

	September 30, 2008
	Projected net interest income	Change from year 1 base case
	(Dollars in thousands)
Year 1 projections:
Down 100BP	$18,101	$136	0.76%
Base	17,965	—	—
Up 200BP	17,719	(246)	- 1.37%

Year 2 projections:
Down 100BP	$17,946	$(19)	- 0.11%
Base	18,232	267	1.49%
Up 200BP	18,165	200	1.11%

ITEM 4T.	CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer concluded that based upon an evaluation as of September 30, 2008, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

During the quarter ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: November 13, 2008	By:	/s/ Donat A. Fournier
Donat A. Fournier
President and Chief Executive Officer

Date: November 13, 2008	By:	/s/ Michael O. Gilles
Michael O. Gilles
Senior Executive Vice President, Chief Financial Officer and
Chief Operating Officer