Form 10-K
period 2008-12-31
BEVERLY NATIONAL CORP
filed 2009-03-27
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 33-22224-B

Beverly National Corporation

(Exact name of registrant as specified in its charter)

Massachusetts	04-2832201
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

240 Cabot Street, Beverly, Massachusetts	01915
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (978) 922-2100

Securities registered pursuant to Section l2(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $2.50)	NYSE: AMEX

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, is $58,248,740.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,663,545 shares were outstanding as of March 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference in Part III of this Form 10-K are portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009.

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

The Bank has made significant investments in its banking platform to enhance the long-term growth prospects of the Company. In order to implement its strategic plan, the Bank developed and implemented a growth-oriented business plan, and embarked upon a series of management initiatives designed to enhance the overall long-term profitability of the Company. As part of this plan, the Company has upgraded certain operational capabilities and business controls designed to monitor and identify underlying costs. The Company also maintains a management team comprised of banking professionals who have significant experience in the Bank’s primary market area and expertise in commercial, consumer and residential lending, along with retail operations.

The Bank has one subsidiary, Beverly National Security Corporation, which was established as a Massachusetts securities corporation for the exclusive purpose of buying, selling or holding investment securities.

The business of the Bank is not significantly affected by seasonal factors.

In the last five years the Bank derived its operating income from the following sources:

	% of Operating Income
	2008	2007	2006	2005	2004
Interest and fees on loans	84%	65%	68%	63%	58%
Interest and dividends on securities and federal funds sold	26	19	18	19	21
Charges, fees and other sources	(10)	16	14	18	21

	100%	100%	100%	100%	100%

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

The Company believes there is ample opportunity for it to increase its share of deposits within Essex County. As of June 30, 2008, the Bank held 2.3% of the deposits in Essex County through its ten offices. Two of the Bank’s ten offices are limited service branch facilities located within educational institutions. Of the 257 banking offices located within Essex County, recording $15.8 billion in deposits, Bank of America, TD BankNorth, Eastern Bank, Salem Five and Sovereign Bank account for 55.7% of the market.

Business Plan Initiatives and Strategy

The Company’s management team is focused on executing its business plan, and the Company has made significant investments in infrastructure and acquiring experienced lending personnel in order to enhance its long-term profitability. The overall strategy is to continue to grow the existing banking franchise to become one of the leading independent banks in the North Shore Region and to improve overall efficiency and profitability by:

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

Growing the Loan Portfolio and Deposits. In order to grow the Bank’s loans and deposits, the Company is undertaking the following initiatives:

•

The Company is empowering Branch Managers to take a more active role in the growth of retail operations. The Company is committed to implementing a more sales oriented culture through the alignment of the incentive compensation structure with defined revenue growth and business development objectives. One major objective is to leverage customer relationships in trust and wealth management services. As of December 31, 2008, there were $188 million in assets under management and $228 million in total assets in the custody of the Wealth Management Department. Given the wealth characteristics in the Company’s markets, it is developing specialized mortgage and consumer loan products to further enhance business opportunities with asset management clients.

•

The Company has enhanced its overall lending capabilities through a series of initiatives, including the hiring of experienced lenders and strengthening underwriting, credit analysis and automation of certain processes. As a result, net loans have increased from $174.4 million at December 31, 2003 to $334.6 million at December 31, 2008, or 18.4% on an annualized basis.

•

The commercial loan team consists of six lending officers, each with more than 15 years of operating experience in the Company’s market area. In an effort to improve operating efficiency and maximize the deposit relationships of commercial clients, the Company transferred management responsibility for commercial deposit relationships to the Senior Loan Officer and introduced a series of cash management services. These initiatives, coupled with recent improvements in the underwriting and credit administration/oversight process, will enable the Company to continue to leverage its resources as it grows its commercial loan portfolio.

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

Under the BHC Act, the Company is required to file annually with the Federal Reserve Board a report of its operations. The Company, the Bank and any other subsidiaries are subject to examination by the Federal Reserve Board. In addition, the Company will be required to obtain the prior approval of the Federal Reserve Board to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company. Moreover, the Company, the Bank and any other subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that bank holding company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board has also indicated that it could be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to applicable law, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the bank holding company’s bank subsidiary is classified as “undercapitalized.”

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds, and for the foreseeable future, it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus ten percent of its net income for the preceding four quarters in the case of an annual dividend or ten percent of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2008, the Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, a bank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though the bank would continue to meet its capital requirements after the dividend.

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

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2008, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 11.45%. At December 31, 2008, the Bank’s Tier 1 capital amounted to 8.69% of average assets and risk-based capital amount of 12.61% of total risk-based assets.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2008, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 8.69%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized” and “critically under-capitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “under-capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. At December 31, 2008, the Bank met the capital requirements of a “well-capitalized” institution under applicable OCC regulations.

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

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program. In response to unprecedented market turmoil and the financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October 2008. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted, which among other things augmented certain provisions of the EESA. Under the EESA, the Treasury Department has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the “TARP”). The purpose of the TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.

Pursuant to the EESA, the Treasury Department was initially authorized to use $350 billion for the TARP. Of this amount, the Treasury Department allocated $250 billion to the TARP Capital Purchase Program (see description below). On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury Department.

The TARP Capital Purchase Program (“CPP”) was developed to purchase $250 billion in senior preferred stock from qualifying financial institutions, and was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The amount of the Treasury Department’s preferred stock a particular qualifying financial institution could be approved to issue would be not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

The general terms of the TARP CPP for publicly traded bank holding companies include:

•	dividends on the Treasury Department’s preferred stock at a rate of five percent for the first five years and nine percent thereafter;

•	common stock dividends cannot be increased for three years while the Treasury Department is an investor unless preferred stock is redeemed or consent from the Treasury is received;

•	the Treasury Department must consent to any buyback of other stock (common or other preferred);

•	the Treasury Department’s preferred stock will have the right to elect two directors if dividends have not been paid for six periods;

•

the Treasury Department receives warrants to purchase a number of shares of common stock having an aggregate market price for common stock equal to 15 percent of the Treasury Department’s total investment in the participating institution; and

•

the participating institution and its executives must agree to compensation restrictions, and restrictions on the amount of executive compensation that is tax deductible. These provisions have been revised by Congress and the Treasury multiple times since the TARP CPP program was announced.

In November, 2008, the Company submitted an application to participate in the TARP CPP. In January, 2009, the Company filed preliminary proxy soliciting material with the Securities and Exchange Commission with respect to a Special Meeting of Shareholders to consider and vote upon an amendment to the Company’s Articles of Organization to enable the Company to participate in the TARP CPP. In December, 2008, the Company received preliminary approval from the Treasury to participate in the TARP CPP in an amount of $10.6 million. Throughout this period, the Company monitored the public perception of participants in the TARP CPP as well as the Company’s potential need for the TARP CPP capital.

On February 13, 2009, the Company announced that it had reevaluated its preliminary decision to participate in the TARP CPP. Management and the board believes that it would not be in the best interest of the Company and its shareholders to accept the investment by the U.S. Treasury. The board determined that the Company is in sound financial condition and exceeds all the capital requirements under the definition of a “well capitalized” institution and the quality of the Bank’s loan portfolio as of December 31, 2008 remains strong. Given the Bank’s ability to continue to meet the banking needs of its customers and the potential for additional restrictions being placed on participants in the TARP CPP, the board determined that the level of uncertainty and potential risks of the TARP CPP exceeds the potential benefits. Therefore, the board determined that due to the Company’s current financial condition and the availability of alternative sources of capital to support asset growth, the Company will not participate in the TARP CPP.

The EESA also established a Temporary Liquidity Guarantee Program (“TLGP”) that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The Company has no current plans to participate in the senior unsecured debt of the TLGP. The Company is currently participating in the guarantee program for non-interest bearing transaction deposit accounts. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.

Deposit Insurance. The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.

Effective January 1, 2007 the FDIC adopted a new risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC could adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that ranged from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category.

Recently, the FDIC adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within seven years. As part of that plan, in December, 2008, the FDIC voted to increase risk-based assessment rates uniformly, on an annual basis for the first quarter of 2009 due to deteriorating financial conditions in the banking industry. Changes to the risk-based assessment system include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. It is generally expected that rates will continue to increase in the near future due to the significant cost of bank failures beginning in the third quarter of 2008 and the increase in the number of troubled banks. The FDIC recently announced that, in view of the significant decrease in the deposit insurance funds’ reserves, it will impose a special assessment in the second quarter of 2009. Banks must continue to pay base premium rates on top of any special assessment. Furthermore, banks may be subject to an “emergency” special assessment in 2009 in addition to other special assessments and regular premium rates. The amount of an emergency special assessment imposed on a bank will be determined by the FDIC if such amount is necessary to provide sufficient assessment income to repay amounts borrowed from the Treasury; to provide sufficient assessment income to repay obligations issued to and other amounts borrowed from insured depository institutions; or for any other purpose the FDIC may deem necessary.

The enactment of the EESA (discussed above) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. In addition, pursuant to the guarantee program for non-interest bearing transaction deposit accounts under the TLGP in which the Bank has elected to participate, which provides a temporary unlimited guarantee of funds in non-interest bearing accounts, as defined, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.

Except for the significantly increased assessments which are associated with FDIC insurance for even well capitalized banks, the Company does not anticipate that compliance with applicable federal and state banking laws will have a material adverse effect on its business or the business of the Bank. Neither the Company nor the Bank have any material patents, trademarks, licenses, franchises, concessions and royalty agreements or labor contracts, other than the charter granted to the Bank by the OCC.

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

Employees

As of December 31, 2008, the Company and the Bank employed 122 officers and employees, of which 100 were full time. Our employees are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential

The following table presents average balances, interest income, interest expense and the corresponding yields earned and rates paid for the years ended December 31, 2008 and 2007. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis.

	Year Ended December 31
	2008			2007
	Average Balance	Interest Inc/Exp	Yield/ Rate	Average Balance	Interest Inc/Exp	Yield/ Rate
	(Dollars in thousands)
ASSETS
Federal funds sold and interest-bearing deposits	$4,219	$61	1.45%	$3,278	$144	4.40%
Investments (1)	120,813	6,673	5.52%	120,028	6,269	5.22%
Loans (1), (2), (3)	332,959	20,482	6.15%	316,152	21,029	6.65%

Total interest-earning assets	$457,991	27,216	5.94%	$439,458	27,442	6.24%

LIABILITIES
Savings deposits	$54,493	635	1.17%	$48,208	390	0.81%
NOW accounts	53,976	320	0.59%	58,252	471	0.81%
Money market accounts	92,004	2,228	2.42%	86,206	3,117	3.62%
Time deposits	85,188	3,116	3.66%	84,792	3,962	4.67%
Short term borrowings	78,068	2,809	3.60%	65,338	3,073	4.70%

Total interest-bearing liabilities	363,729	9,108	2.50%	342,796	11,013	3.21%
Non-interest-bearing deposits	70,841	—		73,027	—

Total deposits and interest-bearing liabilities	$434,570	9,108	2.10%	$415,823	11,013	2.65%

Net interest income		$18,108			$16,429

Net interest spread			3.44%			3.03%

Net interest margin			3.95%			3.74%

(1)	Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment for investments is $358,000 and $243,000 for 2008 and 2007, respectively. The total amount of adjustment for loans is $336,000 and $347,000 for 2008 and 2007, respectively. A federal tax rate of 34% was used in performing this calculation.
(2)	Includes loan (costs) fees of ($179,000) and $112,000 for 2008 and 2007, respectively.
(3)	Includes non-accruing loan balances and interest received on non-accruing loans.

The following table shows, for the period indicated, the dollar amount of changes in interest income and interest expense resulting from changes in volume and interest rates.

	Year Ended December 31, 2008 compared to Year Ended December 31, 2007
	Due to a change in:
	Volume (1)	Rate (1)	Total
	(Dollars in thousands)
Interest income from:
Federal funds sold and interest-bearing deposits	$41	$(124)	$(83)
Investments	41	363	404
Loans, net of unearned income	1,118	(1,665)	(547)

Total	1,200	(1,426)	(226)

Interest expense on:
Savings deposits	51	194	245
NOW accounts	(35)	(116)	(151)
Money market accounts	210	(1,099)	(889)
Time deposits	18	(864)	(846)
Short-term Borrowings	599	(863)	(264)

Total	843	(2,748)	(1,905)

Net Interest Income	$357	$1,322	$1,679

(1)	The change in interest attributed to both rate and volume has been allocated to the changes in the rate and the volume on a pro-rated basis.

Investment Portfolio

The Company’s investment portfolio is managed internally pursuant to an investment policy adopted by the Board of Directors. The Bank does not utilize an investment advisory firm to manage the portfolio. The investment policy authorizes management to invest in a variety of instruments that are allowed and approved by the Bank’s primary regulatory agency. The policy has established limits as to a percentage of the portfolio and to total assets for each of the various security types and maximum size per individual investment. The investment strategy is to keep the duration of the investment portfolio within seven years, with limitations as to extension risk given changes in interest rates. The portfolio is managed to provide income through yield, while providing cash flow and maturities structured to allow for adjustment with changes in market rates and to fund future asset growth.

The following table shows the stated maturities, amortized cost basis and weighted average yields of the Company’s consolidated investments in available-for-sale debt, preferred stock and trust preferred securities at December 31, 2008. The yields on state and municipal securities are presented on a tax equivalent basis. A federal tax rate of 34% was used in performing this calculation. Preferred stocks with perpetual maturities have been included with securities maturing after ten years.

	Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturing:
Debt securities issued by U.S. Government corporations and agencies	$1,000	4.71%	$—	—	$2,500	5.12%	$4,690	5.46%
Mortgage-backed securities	195	4.65%	13,904	4.14%	8,630	4.46%	47,637	5.69%
Debt securities issued by States of the United States and political subdivisions of the States	320	5.56%	2,320	5.02%	357	5.16%	9,322	5.84%
Debt securities issued by foreign governments	400	5.05%	—	—	—	—	—	—
Corporate debt securities	1,955	8.38%	—	—	—	—	—	—
Preferred stocks and trust preferred securities	—	—	—	—	—	—	11,699	5.99%

Total	$3,870		$16,224		$11,487		$73,348

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of December 31 for the years indicated (in thousands):

	2008	2007	2006	2005	2004
Commercial, financial and agricultural	$50,952	$39,343	$48,201	$42,034	$45,520
Real estate—construction and land development	4,326	17,042	20,890	16,413	5,786
Real estate—residential	125,281	120,512	106,930	98,007	83,954
Real estate—commercial	141,497	127,819	112,237	98,761	87,366
Consumer	2,398	2,392	3,102	4,949	6,536
Other	13,656	14,193	13,664	8,968	6,997

	338,110	321,301	305,024	269,132	236,159
Allowance for loan losses	(4,127)	(3,614)	(3,044)	(2,514)	(2,181)
Deferred loan costs, net	656	669	687	638	652

Net Loans	$334,639	$318,356	$302,667	$267,256	$234,630

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

Loan Maturities and Rates

The following table sets forth certain information at December 31, 2008 regarding the dollar amount of principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments that significantly shorten the average life of loans and may cause actual repayment experience to differ from that shown. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below (in thousands) exclude applicable loans in process, unearned interest on consumer loans and deferred loan fees.

	Commercial	Construction	Residential Real Estate	Commercial Real Estate	Consumer	Other	Total Loans
Amounts due in:
One year or less	$25,350	$3,718	$25,491	$31,023	$2,125	$160	$87,867
More than one year to three years	6,928	255	21,829	35,822	106	2,999	67,939
More than three years to five years	13,296	—	14,525	29,551	167	1,610	59,149
More than five years to fifteen years	5,378	—	25,880	37,244	—	8,887	77,389
More than fifteen years	—	353	37,556	7,857	—	—	45,766

Total amount due	$50,952	$4,326	$125,281	$141,497	$2,398	$13,656	$338,110

The following table sets forth the dollar amounts of all loans at December 31, 2008 that are due after December 31, 2009 and have either fixed interest rates or variable interest rates. The amounts shown below (in thousands) exclude applicable loans in process, unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Variable Rates	Total
Commercial	$19,645	$5,957	$25,602
Residential Real Estate	69,868	29,922	99,790
Commercial Real Estate	47,836	63,246	111,082
Consumer	273	—	273
Other	1,381	12,115	13,496

Total loans	$139,003	$111,240	$250,243

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

	2008	2007	2006	2005	2004
Total loans, non-accrual	$186	$259	$16	$2	$529
Loans past due 90 days or more and still accruing	—	—	—	—	—

Total	$186	$259	$16	$2	$529

The amount of interest income recorded on non-accrual loans and restructured loans outstanding for the period, amounted to $0 in 2008, 2007, 2006 and 2005, and $12,000 in 2004. Had these loans performed in accordance with their original terms, the amount recorded would have been $0 in 2008 and 2007, $2,000 in 2006 and 2005, and $83,000 in 2004.

As of December 31, 2008, there were no loans included above that were known by management to have possible credit problems of the borrowers that caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The Bank did not have any foreclosed real estate assets or other real estate owned at any of the dates presented.

Summary of Loan Loss Experience

The following table summarizes historical data with respect to average loans outstanding, loan losses and recoveries, and the allowance for loan losses at December 31 for each of the years indicated:

	2008	2007	2006	2005	2004
	(Dollars in thousands)
Average loans outstanding, net of unearned income	$332,959	$316,152	$291,982	$248,025	$204,651

Allowance for loan losses
Balance at beginning of period	$3,614	$3,044	$2,514	$2,181	$2,183

(Charge-offs):
Real estate—residential	(97)	—	—	(141)	—
Commercial, financial & agricultural	(260)	—	—	(242)	(609)
Consumer	(2)	(15)	(10)	(25)	(33)
Recoveries:
Real estate—residential	36	142	—	—	—
Commercial, financial & agricultural	22	45	4	154	77
Consumer	—	3	3	2	3

Net (charge-offs) recoveries	(301)	175	(3)	(252)	(562)

Provision for loan losses	814	395	590	585	560
Reserve for unfunded commitments reclassified to other liabilities	—	—	(57)	—	—

Balance at period end	$4,127	$3,614	$3,044	$2,514	$2,181

Ratio of net (charge-offs) recoveries to average loans	(0.09)%	0.06%	—	(0.10)%	(0.27)%

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

The following table reflects the allocation of the allowance for loan losses and the percentage of loans in each category to total outstanding loans as of December 31 for each of the years indicated:

	2008		2007		2006		2005		2004
	Amount	Percent of loans in category to total loans	Amount	Percent of loans in category to total loans	Amount	Percent of loans in category to total loans	Amount	Percent of loans in category to total loans	Amount	Percent of loans in category to total loans
	(Dollars in thousands)
Commercial, financial, agriculture & construction	$860	16.3%	$1,169	17.6%	$1,152	22.6%	$1,147	21.7%	$911	21.6%
Real estate—residential	632	37.1%	527	37.5%	368	35.1%	283	36.4%	226	35.7%
Real estate—commercial	2,337	41.9%	1,766	39.8%	1,358	36.8%	1,073	36.7%	1,035	36.9%
Consumer	298	0.7%	8	0.7%	7	1.0%	6	1.8%	5	2.8%
Other	—	4.0%	144	4.4%	159	4.5%	5	3.4%	4	3.0%

Total	$4,127	100.0%	$3,614	100.0%	$3,044	100.0%	$2,514	100.0%	$2,181	100.0%

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

At December 31, 2008, the allowance for loan losses totaled $4.1 million representing 2,219% of non-performing loans, which totaled $186,000, and 1.2% of total loans of $338.8 million. This compared to an allowance for loan losses of $3.6 million representing 1,395% of non-performing loans, which totaled $259,000, and 1.1% of total loans of $322.0 million at December 31, 2007.

The Bank charged off a total of $359,000 of loans during 2008 as compared to $15,000 charged off during 2007. A total of $58,000 was recovered on previously charged off loans during 2008 compared to $190,000 recovered during 2007. Management believes that the allowance for loan losses is adequate. However, while management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. Additionally, with expectations of the Bank to continue to grow its loan portfolio, ongoing periodic provisions to the allowance are likely to be necessary to maintain adequate coverage ratios.

Deposits

One of the primary strategic initiatives is to maintain a low cost of funds and improve the composition of our deposit base by aggressively seeking core deposits. The Bank has introduced a variety of deposit products designed to attract core deposits. These deposit products provide attractive features and benefits to customers while encouraging multiple account relationships. The Bank’s lenders and relationship managers seek non-interest bearing deposits from new and existing lending customers. The growth of core deposits should help to achieve a lower overall cost of funds and should have a positive impact on net interest income.

The following table summarizes the Bank’s deposits as of December 31 for the years indicated (in thousands):

	2008	% of Total	2007	% of Total
	(Dollars in thousands)
Demand deposits	$74,872	22.05%	$72,425	20.67%
NOW accounts	52,380	15.43%	58,841	16.80%
Money market accounts	80,085	23.59%	81,585	23.29%
Savings deposits	60,168	17.72%	48,336	13.80%
Time deposits	72,028	21.21%	89,123	25.44%

Total	$339,533	100.00%	$350,310	100.00%

As of December 31, 2008, the Bank had certificates of deposit in amounts of $100,000 and more, aggregating $23.4 million. These certificates of deposit mature as follows (in thousands):

Maturity	Amount
3 months or less	$8,185
Over 3 months through 6 months	4,043
Over 6 months through 12 months	6,687
Over 12 months	4,514

Total	$23,429

Other Borrowed Funds

The securities sold under agreements to repurchase as of December 31, 2008 are securities sold on a short-term basis by the Bank and are accounted for not as sales but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. government corporations, debt securities issued by states of the

United States and political subdivisions of the states and preferred stocks. The securities were held in the Bank’s various safekeeping accounts, which are all under the control of the Bank. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements. Listed below are the securities sold under agreements to repurchase for the years indicated (dollars in thousands):

	2008	2007
Average balance outstanding	$11,148	$9,608
Weighted average rate	2.36%	3.59%

Federal Home Loan Bank (FHLB) advances represent daily transactions that the Bank uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily, reflecting existing market conditions. Listed below is information concerning FHLB borrowings for the years indicated (dollars in thousands):

	2008	2007
Federal Home Loan Bank advances:
Average balance outstanding	$66,920	$55,730
Maximum amount outstanding at any month-end during the period	$84,425	$61,406
Balance outstanding at the end of period	$84,425	$59,616
Weighted average interest rate during the period	3.80%	4.89%
Weighted average interest rate at end of period	2.51%	4.20%

Summarized quarterly financial data for 2008 and 2007 is as follows:

	2008 Quarter Ended
	March 31	June 30	Sept 30	Dec 31
	(In thousands, except per share data)
Interest and dividend income	$6,708	$6,752	$6,642	$6,420
Interest expense	2,627	2,338	2,208	1,935

Net interest and dividend income	4,081	4,414	4,434	4,485
Provision for loan losses	128	235	225	226
Noninterest income	1,182	1,193	1,131	1,040
Write-down of available-for-sale securities	—	—	3,724	3,247
Noninterest expense	3,942	4,009	3,898	3,952

Income (loss) before income taxes	1,193	1,363	(2,282)	(1,900)
Income taxes	283	347	392	(2,481)

Net income (loss)	$910	$1,016	$(2,674)	$581

Basic earnings per common share	$0.34	$0.38	$(1.00)	$0.22
Earnings per common share, assuming dilution	$0.34	$0.38	$(1.00)	$0.22

	2007 Quarter Ended
	March 31	June 30	Sept 30	Dec 31
	(In thousands, except per share data)
Interest and dividend income	$6,456	$6,731	$6,844	$6,822
Interest expense	2,481	2,741	2,902	2,888

Net interest and dividend income	3,975	3,990	3,942	3,934
Provision for loan losses	150	100	75	70
Noninterest income	1,170	1,270	1,259	1,228
Noninterest expense	3,884	3,963	3,848	3,758

Income before income taxes	1,111	1,197	1,278	1,334
Income taxes	304	315	357	374

Net income	$807	$882	$921	$960

Basic earnings per common share	$0.29	$0.32	$0.34	$0.36
Earnings per common share, assuming dilution	$0.29	$0.32	$0.33	$0.36

ITEM 2.	PROPERTIES

All properties owned by the Company are held by the holding company, Beverly National Corporation. All properties leased are leased by the Bank.

Description	Location	Square Feet	Owned/ Leased	Lease Expiration
Main Office	240 Cabot Street, Beverly, MA	15,000	Owned	n/a
Operation Center	246 Cabot Street, Beverly, MA	12,000	Owned	n/a
South Hamilton Office	25 Railroad Avenue, South Hamilton, MA	2,382	Owned	n/a
Topsfield Office	15 Main Street, Topsfield, MA	2,310	Leased	February 2010
North Beverly Plaza Office	63 Dodge Street, Beverly, MA	3,558	Leased	October 2026
Cummings Center Office	100 Cummings Center, Suites 101M and 101N, Beverly, MA	3,502	Leased	September 2016
Manchester Office	11 Summer Street, Manchester-by-the-Sea, MA	1,250	Leased	December 2028
Danvers Office	107 High Street, Danvers, MA	6,650	Leased	August 2024
Salem Office	6 Paradise Road, Salem , MA	2,634	Leased	April 2017
Hamilton-Wenham Regional High School Branch Office	Bay Road, Hamilton, MA	340	n/a	n/a
Beverly High School Branch Office	Sohier Road, Beverly, MA	491	n/a	n/a

The Bank has fourteen ATMs in Massachusetts, of which five are stand alone. The Bank also has six cash dispensing machines at various retail locations.

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

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

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

The following table sets forth, to the best knowledge of management, the representative high and low sales prices as reported for each quarterly period during 2008 and 2007, and the cash dividends declared during such periods. The sale prices of these market trades of our common stock are based on transactions reported on AMEX.

	High and Low Sales Prices Common Stock		Cash Dividends Declared
	High	Low
Fiscal Year 2007
First Quarter	$23.75	$21.36	$0.20
Second Quarter	22.40	20.50	0.20
Third Quarter	22.00	19.45	0.20
Fourth Quarter	21.90	19.95	0.20

Fiscal Year 2008
First Quarter	$21.25	$18.36	$0.20
Second Quarter	20.50	18.45	0.20
Third Quarter	20.24	17.39	0.20
Fourth Quarter	20.00	13.15	0.20

On March 12, 2009, there were 306 holders of record of the Company’s common stock.

The Company’s policy has been to pay dividends out of funds in excess of the needs of the business. The Company has declared and paid cash dividends to its shareholders on a quarterly basis at a rate of $0.20 per share in each quarter of 2008 and 2007.

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

For restrictions on the ability of the Bank to pay dividends to the Company, see Note 17, of the Financial Statements.

Securities Authorized for Issuance under Equity Compensation Plans (as of December 31, 2008)

Plan Category	Equity Compensation Plan Information		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,635	$14.82	18,725	(1)
Equity compensation plans not approved by security holders	4,126	$13.37	—

Total	12,761	$14.35	—

(1)	This figure represents the 18,725 shares that may be issued as restricted stock, in accordance with Beverly National Corporation 2005 Restricted Stock Plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

Critical Accounting Estimates

In preparing the Company’s financial statements, Management selects and applies numerous accounting policies. In applying these policies, Management must make estimates and assumptions. The accounting policy that is most susceptible to critical estimates and assumptions is the allowance for loan losses. The determination of an appropriate provision is based on a determination of the probable amount of credit losses in the loan portfolio. Many factors influence the amount of potential charge-offs of loans deemed to be uncollectible. These factors include the specific characteristics of the loan portfolio and general economic conditions nationally and locally. While Management carefully considers these factors in determining the amount of the allowance for loan losses, future adjustments may be necessary due to changed conditions, which could have an adverse impact on reported earnings in the future. See “Provision for Loan Losses.”

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

The unprecedented decline in the economic condition of the United States, as well as world-wide, has created numerous challenges for the Bank. The deterioration of the United States’ housing market has caused a world-wide credit crisis and led to some of the most volatile financial markets in history. This economic uncertainty is a key factor in the financial decision-making process for both commercial and consumer banking customers.

The Company’s net income for 2008 was significantly impacted by other than temporary impairment (“OTTI”) charges on two trust preferred pool securities and Fannie Mae and Freddie Mac preferred stock investments. These OTTI charges amounted to $7.0 million, $4.2 million net of tax. After these charges, the Company reported a net loss for the year ended December 31, 2008 of $167,000, or a basic and fully diluted loss of $0.06 per share.

Excluding the OTTI charges and related tax benefit, the Company’s core net income for the year ended December 31, 2008, would have been $4.0 million, or basic and fully diluted earnings of $1.48 per share, compared to net income of $3.6 million, or basic and fully diluted earnings of $1.31 and $1.30 per share, respectively, for the same period last year. The adjusted results for the year would have represented an 11.1% increase in net income and a 13.0% increase in earnings per share.

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

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Total assets at December 31, 2008 were $485.5 million, compared to $472.8 million at December 31, 2007, an increase of $12.7 million, or 2.7%. Asset growth was primarily due to the increase in the loan portfolio, which was funded by the increase in advances from the Federal Home Loan Bank.

Investments totaled $103.6 million and were all classified as available-for-sale at December 31, 2008, a decrease of $11.2 million, or 9.7%, compared to $114.8 million of available-for-sale securities at December 31, 2007. The decrease is a result of the write-down of other than temporarily impaired securities, totaling $7.0 million; the pay downs in the mortgage-backed securities portfolio and management’s decision to more selectively reinvest cash flows generated from the investment portfolio.

Loans receivable, net of the allowance for loan losses and unearned income, increased $16.3 million, or 5.1%, to $334.6 million at December 31, 2008, compared to $318.4 million at December 31, 2007. The increase in the loan portfolio was a net result of a $13.7 million, or 10.7%, increase in commercial real estate loans; an $11.6 million, or 29.5%, increase in commercial, financial and agricultural loans; a $4.8 million, or 4.0%, increase in residential real estate loans; and a $12.7 million, or 74.6%, decrease in real estate construction and land development loans. Due to the overall growth of the loan portfolio and the state of the economy, the allowance for loan losses increased $513,000 to $4.1 million at December 31, 2008, compared to $3.6 million at December 31, 2007, an increase of 14.2%.

Deposits decreased 3.1%, to $339.5 million at December 31, 2008 from $350.3 million at December 31, 2007. The decline in deposits was primarily the net result of decreases in time deposits and NOW accounts, which offset the increase in savings accounts, as demand deposits and money markets remained consistent. Management decided not to compete for high rate deposits, a competitive market involving both local and national banks focused on gaining market share. Instead, the Bank focused on maintaining existing customers and gathering new core deposits. This strategy included a continued investment in new retail opportunities, which is part of the Bank’s commitment to provide its customers with a broader array of products and services. The Bank has introduced a number of new products, alternative investment services, small business deposit products, commercial services and delivery channels such as home banking, on-line bill pay, and debit cards.

Advances from the Federal Home Loan Bank of Boston totaled $84.4 million at December 31, 2008, compared to $59.6 million at December 31, 2007, an increase of $24.8 million, or 41.6%. The advances were used to fund loan growth and cover deposit outflows. Securities sold under agreements to repurchase totaled $13.3 million at December 31, 2008, compared to $11.6 million at December 31, 2007, an increase of $1.7 million, or 14.2%.

Total stockholders’ equity was $41.0 million, or 8.5% of total assets at December 31, 2008, a decrease of $4.7 million, or 10.3%, from $45.8 million, or 9.7% of total assets at December 31, 2007. The decrease in stockholders’ equity was primarily the result of the increase in accumulated other comprehensive loss, comprised of the mark-to-market effect on the investment portfolio and the Bank’s retirement benefit plans, and the payment of dividends to shareholders. The Company’s book value per share at December 31, 2008 was $15.41, compared to $17.32 at December 31, 2007, a decrease of $1.91, or 11.0%.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

Net loss for the year ended December 31, 2008 was $167,000, as compared to net income of $3.6 million last year. Basic loss per share for the year ended December 31, 2008 was $0.06, versus basic and diluted earnings of $1.31 and $1.30, respectively, per share for the year ended December 31, 2007. The results for 2008 were reduced by charges, net of tax, of $4.2 million for the write-down of other than temporarily impaired securities. Net income for 2008, excluding these charges, would have been $4.0 million, with basic and fully diluted earnings of $1.48 per share. These adjusted results would have resulted in a 12.0% increase in net income and a 13.0% increase in earnings per share.

Interest and Dividend Income

Interest and dividend income for the year ended December 31, 2008 was $26.5 million, compared to $26.9 million for the year ended December 31, 2007, a decrease of 1.2%. The decrease was the result of a decrease in the yield on interest-earning assets. The yield on these assets decreased 30 basis points to 5.94%, a result of lower market interest rates in 2008. The average balance of interest-earning assets increased from $439.5 million for the year 2007 to $458.0 million for the year 2008, an increase of $18.5 million, or 4.2%. This was primarily a result of an increase in average loans to $333.0 million for 2008, compared to $316.2 million for 2007, an increase of $16.8 million, or 5.3%.

Interest Expense

Interest expense for the year ended December 31, 2008 was $9.1 million, compared to $11.0 million for the year ended December 31, 2007, a decrease of $1.9 million, or 17.3%. The decrease in interest expense was primarily due to the decrease in interest rates, which resulted in a decrease in the cost of interest-bearing liabilities from 3.21% to 2.50%. The average balance of interest-bearing liabilities increased to $363.7 million for the year 2008, from $342.8 million for the year 2007, an increase of $20.9 million, or 6.1%.

Provision for Loan Losses

The provision for loan losses was $814,000 for the year, compared to $395,000 last year. The increase in the level of the provision for the year ended December 31, 2008 was strategic, as despite stable asset quality, the Bank was aware of the potential effect deteriorating economic conditions could have on its loan portfolio. Management believed that the increase in loans and economic uncertainty and related risks, including an increase of $344 thousand in charge-offs and a decrease of $132 thousand in reserves of previously charged-off loans, warranted an increase in the provisions for loan losses and the allowance for loan losses for the year ended December 31, 2008. This strategy included increasing the quarterly loan loss provision, resulting in an increased coverage ratio. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any losses reasonably expected in the existing loan portfolio.

While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control. Additionally, with the expectation of the Bank to continue the growth of its loan portfolio, future additions to the allowance will most likely be necessary to maintain adequate coverage. For further discussion, see Note 2 to the Financial Statements.

Noninterest Income

For the year ended December 31, 2008, noninterest income, before the write-downs of other than temporarily impaired securities, totaled $4.5 million, compared to $4.9 million last year, a decrease of $382,000, or 7.8%. The impact of the impairment write-downs, pre-tax, of $7.0 million resulted in a total noninterest charge for 2008 of $2.4 million. Also affecting total noninterest income was a decrease in Wealth Management fee income, a result of the decrease in the market value of managed assets perpetuated by volatile financial markets. The decrease in other income was due to a decrease in interest earned on cash in banks, a decrease in interchange fees resulting from the addition of a rewards program, the decrease in the market value of assets held in a Rabbit Trust and a decrease in rental income from third parties.

The following table sets forth the various components of noninterest (charges) income for the year ended December 31, 2008 and 2007 and the dollar amount and percentage change between the periods:

	December 31,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)
Income from fiduciary activities	$1,802	$1,941	$(139)	-7.16%
Fees from sale of non-deposit products	253	236	17	7.20%
Service charges on deposit accounts	632	623	9	1.44%
Other deposit fees	879	927	(48)	-5.18%
Gain on calls of available-for-sale securities, net	—	1	(1)	-100.00%
Writedown of available-for-sale securities	(6,971)	—	(6,971)	—
Gain on sales of loans, net	6	6	—	—
Income on cash surrender value of life insurance	301	232	69	29.74%
Other income	673	962	(289)	-30.04%

Total noninterest (charges) income	$(2,425)	$4,928	$(7,353)	-149.21%

Noninterest Expense

Total noninterest expense was $15.8 million for the year ended December 31, 2008, a slight increase from $15.5 million for the same period last year. The increase in 2008 was primarily due to an increase in occupancy expenses, which included a full year of operating expenses for our Salem branch, which opened in June 2007. The operation of the Salem Branch also contributed to higher salaries and employee benefits expenses. This offset a decrease in professional fees, as 2007 included a full year of expenses related to an efficiency review.

The following table sets forth the various components of noninterest expense for the years ended December 31, 2008 and 2007 and the dollar amount and percentage change between the periods:

	December 31,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)
Salaries and employee benefits	$8,745	$8,527	$218	2.56%
Director fees	299	309	(10)	-3.24%
Occupancy expense	1,854	1,587	267	16.82%
Equipment expense	902	882	20	2.27%
Data processing fees	1,210	1,139	71	6.23%
Marketing and public relations	417	461	(44)	-9.54%
Professional fees	748	907	(159)	-17.53%
Other expense	1,626	1,640	(14)	-0.85%

Total noninterest expense	$15,801	$15,452	$349	2.26%

Income Taxes

For the year ended December 31, 2008, an income tax benefit of $1.5 million was provided on losses before taxes of $1.6 million. This benefit is the result of the write-down of other then temporarily impaired securities, which had a tax benefit of $2.8 million. Before this write-down and accompanying tax benefit, the effective rate would have been 25.3%, compared to $1.4 million on income before taxes of $4.9 million, for an effective rate of 27.4%, for the year ended December 31, 2007. The decrease in the effective tax rate is the result of increases in the average balances of tax-exempt municipal securities and preferred stocks eligible for the dividends received deduction.

Capital Resources

As of December 31, 2008, the Company had total capital in the amount of $41.0 million, a decrease of $4.7 million, or 10.3%, from $45.8 million at December 31, 2007. The capital ratios of the Company and the Bank exceed applicable regulatory requirements (see Note 17 to the Financial Statements).

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

Primary liquidity serves as a source of funds to meet the immediate cash needs of the Bank. Primary liquidity includes cash on hand and due from banks, un-pledged securities that mature in 30 days or less, federal funds sold and the current un-advanced portion of an available line-of-credit (FHLB). Primary liquidity is calculated on at least a monthly basis and reported as part of the management ALCO reports. The current internal guideline for primary liquidity is 3% to 10% of total assets.

Secondary liquidity is intended as an additional source of funds for the Bank to meet intermediate and long-term cash needs to fund growth expectations and any unexpected funding demands on the Bank. Secondary liquidity consists of un-pledged investment securities available for sale, at current market value, and the un-advanced portion of available borrowing capacity at the FHLB. The Bank is also awaiting approval of a borrowing line at the Federal Reserve’s Discount Window, which will provide the Bank with significant additional available liquidity. The current internal guideline for secondary liquidity is 5% to 20% of total assets. As of December 31, 2008, the Bank had total approved borrowing capacity with the Federal Home Loan Bank of Boston of $132.3 million. Total advances outstanding as of December 31, 2008 were $84.4 million, leaving available borrowing capacity of approximately $47.8 million.

Total liquidity is the combination of the primary and secondary liquidity and is the total measure of the Bank’s growth capacity before the generation of additional deposits. It is the intention of the Bank to cover all foreseeable demands for cash and still maintain a total liquidity ratio of 10% to 25% of total assets.

As of December 31, 2008 the Bank is in compliance with the established internal guidelines, with primary liquidity, secondary liquidity and total liquidity of 4.83%, 11.93% and 16.77% of total assets, respectively.

As an additional source of liquidity, the Bank has the ability to use brokered deposits as a source of funds. The Bank monitors the market for these products and if rates warrant they will be considered as an additional source of liquidity. The Bank has established a limit of 10% of deposits as a maximum level of such deposits. As of December 31, 2008 the Bank had no brokered certificates of deposit.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available-for-sale account as a liquidity resource. Securities maturing in one year or less amounted to $3.9 million at December 31, 2008; additionally, a minimum amount of contractual payments in the amount of $29.8 million for the mortgage-backed securities portfolio is due within one year at December 31, 2008. At December 31, 2008, $58.8 million of the Bank’s certificates of deposit and $41.3 million in borrowings are expected to mature in one year or less. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity.

Gap Analysis

The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than +/-25% of total assets. The Company’s current practices are consistent with these objectives. The Company believes that it is successfully managing its interest rate risk consistent with these goals. Listed below is a gap analysis as of December 31, 2008 by re-pricing date or maturity.

	0-31 Days	1-3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
	(Dollars in thousands)
ASSETS
Interest-bearing demand deposits	$9	$—	$—	$—	$—	$—
Federal funds sold	6,550	—	—	—	—	—
Short-term investments	363	—	—	—	—	—
Investments (1)	3,826	9,491	12,387	14,426	36,737	33,383
Total loans	40,204	21,409	14,295	24,860	140,938	97,059

Total earning assets	50,952	30,900	26,682	39,286	177,675	130,442

LIABILITIES
Noninterest bearing deposits	—	—	—	—	—	74,872
Savings	—	—	—	—	—	60,168
NOW accounts	—	—	—	—	—	52,380
Money market accounts	—	29,158	3,395	6,790	40,742	—
Total time deposits	8,647	14,023	14,918	21,106	13,334	—

Total deposits	8,647	43,181	18,313	27,896	54,076	187,420
Borrowed funds	31,900	5,500	—	2,454	22,571	22,000
Securities sold under agreements to repurchase	13,289	—	—	—	—	—

Total liabilities	53,836	48,681	18,313	30,350	76,647	209,420

Net asset (liability) gap	$(2,884)	$(17,781)	$8,369	$8,936	$101,028	$(78,978)

Cumulative gap	$(2,884)	$(20,665)	$(12,296)	$(3,360)	$97,668	$18,690

% cumulative gap	-0.59%	-4.26%	-2.53%	-0.69%	20.12%	3.85%

(1)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company’s financial conditions, results of operations, or liquidity. For a discussion of this matter, please see Note 15 to the Financial Statements.

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

The Company’s average net interest margin for the year ended December 31, 2008 amounted to 3.95%, in comparison to the 3.74% for the year ended December 31, 2007. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available-for-sale and the flow and mix of deposits.

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

	December 31, 2008
	Projected net interest income	Change from Year 1 base case
		$	%
	(Dollars in thousands)
Year 1 Projections:
Down 100 basis points	$18,635	$96	0.52%
Base	18,539	—	—
Up 200 basis points	18,086	(452)	(2.44)%

Year 2 Projections:
Down 100 basis points	$17,958	$(581)	(3.13)%
Base	18,207	(332)	(1.79)%
Up 200 basis points	17,891	(648)	(3.49)%

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

As of December 31, 2008, the capital ratio of the Company on an EVE basis, at current rate levels, is 9.33%. Based on the most recent analysis it is estimated that an immediate increase in interest rates of 200 basis points (for example, an increase in the prime rate from 3.25% to 5.25%) would result in an EVE capital ratio of 8.69%. Alternatively, if interest rates were to decrease by 100 basis points, the EVE capital ratio is estimated to be 9.04%. These changes are within the risk tolerance levels established by the Company policies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Board of Directors and Stockholders

Beverly National Corporation

Beverly, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Beverly National Corporation and Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly National Corporation and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 24, 2009

83 PINE STREET • WEST PEABODY, MASSACHUSETTS 01960-3635 • TELEPHONE (978) 535-0206 • FACSIMILE (978) 535-9908

smc@shatswell.com                            www.shatswell.com

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(Dollars in thousands, except per share data)

	2008	2007
ASSETS
Cash and due from banks	$9,628	$10,752
Federal funds sold	6,550	3,706
Interest-bearing demand deposits with other banks	9	115
Short-term investments	363	922

Cash and cash equivalents	16,550	15,495
Investments in available-for-sale securities (at fair value)	103,623	114,793
Federal Home Loan Bank stock, at cost	4,086	3,452
Federal Reserve Bank stock, at cost	553	553
Loans, net of the allowance for loan losses of $4,127 and $3,614, respectively	334,639	318,356
Premises and equipment	8,386	7,321
Accrued interest receivable	1,769	1,805
Other assets	15,899	11,016

Total assets	$485,505	$472,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$74,872	$72,425
Interest-bearing	264,661	277,885

Total deposits	339,533	350,310
Federal Home Loan Bank advances	84,425	59,616
Securities sold under agreements to repurchase	13,289	11,638
Other liabilities	7,220	5,462

Total liabilities	444,467	427,026

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, par value $2.50 per share; authorized 5,000,000 shares; issued 2,912,437 shares as of December 31, 2008 and 2,890,690 shares as of December 31, 2007; outstanding, 2,663,545 shares as of December 31, 2008 and 2,641,798 shares as of December 31, 2007	7,281	7,227
Paid-in capital	22,917	22,586
Retained earnings	18,459	21,050
Treasury stock, at cost (248,892 shares as of December 31, 2008 and 2007)	(4,370)	(4,370)
Unearned shares, Restricted Stock Plan (15,755 as of December 31, 2008 and 9,005 shares as of December 31, 2007)	(323)	(197)
Accumulated other comprehensive loss	(2,926)	(531)

Total stockholders’ equity	41,038	45,765

Total liabilities and stockholders’ equity	$485,505	$472,791

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008 and 2007

(In thousands, except per share data)

	2008	2007
Interest and dividend income:
Interest and fees on loans	$20,146	$20,682
Interest on debt securities:
Taxable	4,546	4,577
Tax-exempt	481	459
Dividends on marketable equity securities	1,100	652
Other interest	249	482

Total interest and dividend income	26,522	26,852

Interest expense:
Interest on deposits	6,299	7,940
Interest on other borrowed funds	2,809	3,073

Total interest expense	9,108	11,013

Net interest and dividend income	17,414	15,839
Provision for loan losses	814	395

Net interest and dividend income after provision for loan losses	16,600	15,444

Noninterest (charges) income:
Income from fiduciary activities	1,802	1,941
Fees from sale of non-deposit products	253	236
Service charges on deposit accounts	632	623
Other deposit fees	879	927
Gain on calls of available-for-sale securities, net	—	1
Writedown of available-for-sale securities	(6,971)	—
Gain on sales of loans, net	6	6
Income on cash surrender value of life insurance	301	232
Other income	673	962

Total noninterest (charges) income	(2,425)	4,928

Noninterest expense:
Salaries and employee benefits	8,745	8,527
Director fees	299	309
Occupancy expense	1,854	1,587
Equipment expense	902	882
Data processing fees	1,210	1,139
Marketing and public relations	417	461
Professional fees	748	907
Other expense	1,626	1,640

Total noninterest expense	15,801	15,452

(Loss) income before income tax (benefit) expense	(1,626)	4,920
Income tax (benefit) expense	(1,459)	1,350

Net (loss) income	$(167)	$3,570

(Loss) earnings per common share	$(.06)	$1.31

Earnings per common share, assuming dilution	$—	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008 and 2007

(Dollars in thousands, except per share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Shares, Restricted Stock Plan	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2006	$7,093	$21,772	$19,694	$(1,495)	$—	$(886)	$46,178
Comprehensive income:
Net income	—	—	3,570	—	—	—	—
Other comprehensive income, net of tax effect	—	—	—	—	—	355	—
Comprehensive income	—	—	—	—	—	—	3,925
Tax benefit for stock options	—	76	—	—	—	—	76
Stock awards (500 shares)	1	9	—	—	—	—	10
Dividends declared ($.80 per share)	—	—	(2,214)	—	—	—	(2,214)
Sale of 43,675 shares of common stock on exercise of stock options	109	534	—	—	—	—	643
Restricted stock awarded (9,275 shares)	24	179	—	—	(203)	—	—
Vesting of restricted stock awards (270 shares)	—	—	—	—	6	—	6
Purchase of treasury stock (138,487 shares)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense	—	16	—	—	—	—	16

Balance, December 31, 2007	7,227	22,586	21,050	(4,370)	(197)	(531)	45,765
Comprehensive loss:
Net loss	—	—	(167)	—	—	—	—
Other comprehensive loss, net of tax effect	—	—	—	—	—	(2,395)	—
Comprehensive loss	—	—	—	—	—	—	(2,562)
Dividends declared ($.80 per share)	—	—	(2,115)	—	—	—	(2,115)
Sale of 12,747 shares of common stock on exercise of stock options	32	168	—	—	—	—	200
Restricted stock awarded (9,000 shares)	22	153	—	—	(175)	—	—
Vesting of restricted stock awards (2,250 shares)	—	—	—	—	49	—	49
Cumulative effect of a change in accounting principle—initial adoption of EITF 06-4	—	—	(309)	—	—	—	(309)
Stock-based compensation expense	—	10	—	—	—	—	10

Balance, December 31, 2008	$7,281	$22,917	$18,459	$(4,370)	$(323)	$(2,926)	$41,038

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008 and 2007

(Dollars in thousands)

(continued)

Reclassification disclosure for the years ended December 31:

	2008	2007
Unrealized (losses) gains on securities
Net unrealized holding (loss) gain on available-for-sale securities	$(8,697)	$974
Reclassification adjustment for realized losses (gains) in net income	6,971	(1)

	(1,726)	973
Income tax benefit (expense)	733	(349)

	(993)	624

Comprehensive loss—pension and postretirement benefit plans	(2,373)	(455)
Income tax benefit	971	186

	(1,402)	(269)

Other comprehensive (loss) income, net of tax	$(2,395)	$355

Accumulated other comprehensive loss consists of the following as of December 31:

	2008	2007
Net unrealized holding losses on available-for-sale securities, net of taxes	$(1,137)	$(144)
Unrecognized pension and postretirement benefit plan expenses—SFAS No. 158, net of tax	(1,789)	(387)

	$(2,926)	$(531)

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and 2007

(In thousands)

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(167)	$3,570
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	770	748
Stock awards	82	49
Stock-based compensation	10	16
(Accretion) amortization of securities, net	(106)	26
Write-down of available-for-sale securities	6,971	—
Gain on calls of available-for-sale investments, net	—	(1)
Change in deferred loan costs, net	13	18
Provision for loan losses	814	395
Deferred tax benefit	(3,104)	(202)
Decrease in taxes receivable	210	130
Decrease in interest receivable	36	35
Decrease (increase) in prepaid expenses	51	(2)
Decrease in mortgage servicing rights	23	34
Increase in other assets	(16)	(21)
(Decrease) increase in interest payable	(548)	421
(Decrease) increase in accrued expenses	(157)	117
(Decrease) increase in other liabilities	(252)	173
Increase in cash surrender value of life insurance	(301)	(232)
(Increase) decrease in RABBI Trust trading securities	(42)	102

Net cash provided by operating activities	4,287	5,376

Cash flows from investing activities:
Purchases of available-for-sale securities	(24,357)	(25,102)
Proceeds from maturities of available-for-sale securities	26,936	22,810
Redemption of Federal Home Loan Bank stock	—	371
Purchases of Federal Home Loan Bank stock	(634)	(320)
Purchase of Federal Reserve Bank stock	—	(365)
Loan originations and principal collections, net	(14,351)	(16,027)
Purchases of loans	(2,817)	(265)
Recoveries of loans previously charged off	58	190
Capital expenditures	(1,835)	(1,784)

Net cash used in investing activities	(17,000)	(20,492)

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and 2007

(In thousands)

(continued)

	2008	2007
Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	6,318	(11,601)
Net (decrease) increase in time deposits	(17,095)	9,053
Advances from Federal Home Loan Bank	19,570	25,500
Payments of Federal Home Loan Bank advances	(12,331)	(17,214)
Net increase in short term FHLB advances	17,570	4,330
Increase (decrease) in securities sold under agreements to repurchase	1,651	(4,734)
Proceeds from exercise of stock options	200	643
Purchase of treasury stock	—	(2,875)
Dividends paid	(2,115)	(2,214)

Net cash provided by financing activities	13,768	888

Net increase (decrease) in cash and cash equivalents	1,055	(14,228)
Cash and cash equivalents at beginning of year	15,495	29,723

Cash and cash equivalents at end of year	$16,550	$15,495

Supplemental disclosures:
Interest paid	$9,656	$10,592
Income taxes paid	1,435	1,422
Due to broker	—	(473)

The accompanying notes are an integral part of these consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008 and 2007

(Dollars in thousands, except per share data)

NOTE 1—NATURE OF OPERATIONS

Beverly National Corporation (Company) is a state chartered corporation that was organized in 1984 to become the holding company of Beverly National Bank (Bank). The Company’s primary activity is to act as the holding company for the Bank. The Bank is a federally chartered bank, which was founded in 1802 and is headquartered in Beverly, Massachusetts. The Bank operates its business from eight full service branches and two educational banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in consumer and small business loans. The Bank also operates a Wealth Management department that offers fiduciary and investment services.

NOTE 2—ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting with the exception of fiduciary activities and certain minor sources of income which are reflected on a cash basis. The results of these activities do not differ materially from those which would result from using the accrual method. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

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

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank and the Bank’s wholly-owned subsidiary Beverly National Security Corporation. Beverly National Security Corporation was established for the exclusive purpose of buying, selling or holding securities. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest-bearing demand deposit accounts with other banks, short-term investments and federal funds sold.

Cash and due from banks as of December 31, 2008 and 2007 includes $350 and $368, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

As of December 31, 2008, the Company has $10,104 in total cash and cash equivalents held at Eastern Bank which represents 24.6% of total stockholders’ equity.

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

On December 8, 2008, the Federal Home Loan Bank of Boston announced a moratorium on the repurchase of excess stock held by its members. The moratorium will remain in effect indefinitely.

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

INCOME TAXES:

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

STOCK BASED COMPENSATION:

At December 31, 2008, the Company has five stock-based employee compensation plans which are described more fully in Note 10. The Company accounts for the plans under SFAS No. 123(R) “Share-Based Payment.” During the years ended December 31, 2008 and 2007, $10 and $16, respectively, in stock-based employee compensation was recognized. In addition, $82 and $49 of compensation cost was recognized in 2008 and 2007, respectively, for annual stock awards of 0 shares and 500 shares to an executive officer under his employment agreement and for compensation costs related to the 2005 Restricted Stock Plan.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The adoption of the new issue did not have a material impact on the Company’s financial position, results of operations or cash flows. (See Note 12)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The FASB’s FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, defers until January 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. This includes nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods. The Company adopted this statement on January 1, 2008. See Note 14—Fair Value Measurements for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and may not be applied retrospectively. The adoption of the new standard did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 14—Fair Value Measurements for additional information.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51 (“SFAS No. 160”). The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of stockholders’ equity. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management does not anticipate that this statement will have a material impact on the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance will be effective January 1, 2009. The adoption of this new FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This guidance will be effective January 1, 2009. The adoption is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP. This standard became effective November 15, 2008.

NOTE 3—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
Debt securities issued by U.S. government corporations and agencies	$8,190	$97	$1	$8,286
Debt securities issued by states of the United States and political subdivisions of the states	12,319	24	608	11,735
Corporate debt securities	1,955	—	10	1,945
Trust preferred securities	11,699	3	1,192	10,510
Marketable equity securities	681	1	7	675
Mortgage-backed securities	70,366	1,431	1,725	70,072
Debt securities issued by foreign governments	400	—	—	400

	$105,610	$1,556	$3,543	$103,623

December 31, 2007:
Debt securities issued by U.S. government corporations and agencies	$12,690	$127	$8	$12,809
Debt securities issued by states of the United States and political subdivisions of the states	12,325	24	155	12,194
Trust preferred securities	9,322	—	382	8,940
Marketable equity securities	3,645	93	7	3,731
Mortgage-backed securities	76,672	383	335	76,720
Debt securities issued by foreign governments	400	—	1	399

	$115,054	$627	$888	$114,793

The scheduled maturities of available-for-sale debt securities and trust preferred securities were as follows as of December 31, 2008:

Fair Value
Due within one year	$3,677
Due after one year through five years	2,332
Due after five years through ten years	2,914
Due in more than ten years	23,953
Mortgage-backed securities	70,072

$102,948

There were no sales of available-for-sale securities in 2008 and 2007.

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of stockholders’ equity were as follows as of December 31, 2008:

Issuer	Amortized Cost Basis	Fair Value
Wells Fargo	$7,099	$6,210
MMCapS Funding 1 Ltd.	5,186	4,212

Total carrying amounts of $46,512 and $55,640 of securities were pledged to secure treasury tax and loan, trust funds and public funds on deposit, and securities sold under agreements to repurchase as of December 31, 2008 and 2007, respectively.

In connection with its supplemental retirement plan described in Note 11, the Company set up a RABBI Trust which holds trading securities. The RABBI Trust is included in other assets on the consolidated balance sheets. The portion of trading gains for the years ended December 31, 2008 and 2007 that relates to trading securities still held at year end amounted to $7 and $21, respectively. The fair value of trading securities held in the RABBI Trust as of December 31, 2008 and 2007 was $350 and $308, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008:
Debt securities issued by U.S. government corporations and agencies	$999	$1	$—	$—	$999	$1
Debt securities issued by states of the United States and political subdivisions of the states	7,495	403	2,287	205	9,782	608
Corporate debt securities	1,945	10	—	—	1,945	10
Mortgage-backed securities	14,602	1,725	—	—	14,602	1,725
Marketable equity securities	—	—	572	7	572	7
Trust preferred securities	3,331	217	4,213	975	7,544	1,192

Total temporarily impaired securities	$28,372	$2,356	$7,072	$1,187	$35,444	$3,543

December 31, 2007:
Debt securities issued by U.S. government corporations and agencies	$—	$—	$2,992	$8	$2,992	$8
Debt securities issued by states of the United States and political subdivisions of the states	4,903	64	5,433	91	10,336	155
Mortgage-backed securities	5,241	92	30,037	243	35,278	335
Debt securities issued by foreign governments	—	—	399	1	399	1
Marketable equity securities	—	—	548	7	548	7
Trust preferred securities	8,940	382	—	—	8,940	382

Total temporarily impaired securities	$19,084	$538	$39,409	$350	$58,493	$888

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2008 consist primarily of debt and mortgage-backed securities issued by U.S. government corporations and agencies with strong credit ratings and trust preferred securities. Unrealized losses on debt securities issued by states of the United States and political subdivisions of the states include twenty one securities, with nineteen issuers. Unrealized losses on mortgage-backed securities consist mostly of six securities, with five issuers. Unrealized losses on trust preferred securities consist of five securities with three issuers. The unrealized losses in the above table are primarily attributable to changes in market interest rates and recent uncertainties in the financial markets. Company management has the ability to hold debt securities to maturity and equity securities until cost recovery occurs and does not intend to sell these securities in the near term future. Therefore, the December 31, 2008 unrealized losses are determined to be temporary.

NOTE 4—LOANS

Loans consisted of the following as of December 31:

	2008	2007
Commercial, financial and agricultural	$50,952	$39,343
Real estate—construction and land development	4,326	17,042
Real estate—residential	125,281	120,512
Real estate—commercial	141,497	127,819
Consumer	2,398	2,392
Other	13,656	14,193

	338,110	321,301
Allowance for loan losses	(4,127)	(3,614)
Deferred loan costs, net	656	669

Net loans	$334,639	$318,356

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2008	2007
Balance at beginning of period	$3,614	$3,044
Loans charged off	(359)	(15)
Provision for loan losses	814	395
Recoveries of loans previously charged off	58	190

Balance at end of period	$4,127	$3,614

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2008. Total loans to such persons and their companies amounted to $331 as of December 31, 2008. During 2008, principal payments and advances totaled $73 and $227, respectively.

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

	2008	2007
Total nonaccrual loans	$186	$259

Accruing loans which are 90 days or more overdue	$—	$—

Information about loans that meet the definition of an impaired loan in SFAS No. 114 is as follows:

	December 31,
	2008		2007
	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses	Recorded Investment In Impaired Loans	Related Allowance For Credit Losses
Loans for which there is a related allowance for credit losses	$186	$28	$234	$5
Loans for which there is no related allowance for credit losses	—	—	—	—

Totals	$186	$28	$234	$5

Average recorded investment in impaired loans during the year ended December 31	$210		$18

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired
Total recognized	$—		$—

Amount recognized using a cash-basis method of accounting	$—		$—

Loans serviced for others are not included in the accompanying balance sheets. As of December 31, 2008 and 2007, the unpaid principal balances of loans serviced for others were $26,497 and $28,445, respectively.

Changes in mortgage servicing rights, which are included in other assets, were as follows for the years ended December 31:

	2008	2007
Balance at beginning of period	$59	$93
Amortization	(23)	(34)

Balance at end of period	$36	$59

No valuation allowance for the carrying amount of mortgage servicing rights at December 31, 2008 and 2007 was recorded because management estimated that there was no impairment in the carrying amount of those rights. The fair values of these rights approximated their carrying amount.

NOTE 5—PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2008	2007
Land	$364	$364
Buildings	4,581	4,322
Furniture and equipment	6,082	5,691
Leasehold improvements	7,236	6,051

	18,263	16,428
Accumulated depreciation and amortization	(9,877)	(9,107)

	$8,386	$7,321

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 amounted to $770 and $748, respectively.

NOTE 6—DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100 or more was $23,429 and $31,716 as of December 31, 2008 and 2007, respectively.

For time deposits as of December 31, 2008, the scheduled maturities for the years ended December 31, are:

2009	$58,777
2010	7,936
2011	1,469
2012	3,558
2013	288

$72,028

Deposits from related parties held by the Company as of December 31, 2008 and 2007 amounted to $4,770 and $2,750, respectively.

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

Maturities of advances from the FHLB for the years ending after December 31, 2008 are summarized as follows:

2009	$41,318
2010	8,512
2011	1,986
2012	3,327
2013	7,282
Thereafter	22,000

Total	$84,425

At December 31, 2008, the following advances from the FHLB were redeemable at par at the option of the FHLB:

MATURITY DATE	OPTIONAL REDEMPTION DATE	AMOUNT
December 14, 2010	March 16, 2009 and quarterly thereafter	$3,000
May 25, 2012	February 25, 2009 and quarterly thereafter	3,000
October 10, 2013	January 12, 2009 and quarterly thereafter	5,000
January 20, 2015	January 20, 2009 and quarterly thereafter	4,000
May 30, 2017	March 2, 2009 and quarterly thereafter	3,000
June 8, 2017	March 9, 2009 and quarterly thereafter	3,000
July 20, 2017	January 20, 2009 and quarterly thereafter	3,000
July 31, 2017	February 2, 2009 and quarterly thereafter	5,000
January 17, 2018	January 20, 2009 and quarterly thereafter	4,000

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

At December 31, 2008, the interest rates on FHLB advances ranged from 0.38% to 5.07%. At December 31, 2008, the weighted average interest rate on FHLB advances was 2.51%.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The securities sold under agreements to repurchase as of December 31, 2008 are securities sold on a short term basis by the Bank that have been accounted for not as sales but as borrowings. The securities consisted of mortgage-backed securities issued by U.S. government corporations, debt securities issued by states of the United States and political subdivisions of the states and preferred stocks. The securities were held in the Bank’s safekeeping accounts at correspondent banks under the control of the Bank, and in the Bank’s trust department. The securities are pledged to the purchasers of the securities. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements.

NOTE 9—INCOME TAX (BENEFIT) EXPENSE

The components of the income tax (benefit) expense are as follows for the years ended December 31:

	2008	2007
Current:
Federal	$1,298	$1,281
State	347	271

	1,645	1,552

Deferred:
Federal	(2,296)	(154)
State	(808)	(48)

	(3,104)	(202)

Total income tax (benefit) expense	$(1,459)	$1,350

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2008	2007
	% of Income	% of Income
Federal income tax at statutory rate	(34.0)%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(33.2)	(9.5)
Dividends paid to ESOP	(1.6)	(0.6)
Unallowable expenses	4.4	1.0
Other	(6.6)	(0.5)
State tax (benefit) expense, net of federal expense (benefit)	(18.7)	3.0

Effective tax rates	(89.7)%	27.4%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,583	$1,300
Deferred compensation	882	820
Accrued retirement benefits	125	152
Accrued interest on nonperforming loans	8	2
Accrued pension	93	152
Writedown of securities	2,853	—
Unrecognized employee benefit costs under SFAS No. 158	1,239	268
Net unrealized holding loss on available-for-sale securities	850	117

Gross deferred tax assets	7,633	2,811

Deferred tax liabilities:
Accelerated depreciation	60	36
Loan origination fees and costs, net	275	278
Other adjustments	26	24
Mortgage servicing rights	15	24

Gross deferred tax liabilities	376	362

Net deferred tax asset	$7,257	$2,449

Deferred tax assets as of December 31, 2008 and 2007 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 2008, the Company had no operating loss and tax credit carryovers for tax purposes.

The Company adopted FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48) as of December 31, 2008. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. There was no effect on the Company’s balance sheet or income statement from adoption of FIN 48.

NOTE 10—STOCK COMPENSATION PLANS

In 2005, the Company adopted the 2005 Restricted Stock Plan under which up to 37,000 shares of stock of the Company may be awarded to key employees or directors of the Company. In 2008, 9,000 shares of restricted stock grants were awarded at the market price of $19.50; and in 2007, 9,275 shares of restricted stock grants were awarded at the market price of $21.85. As of December 31, 2008 and 2007, 2,250 shares and 270 shares, respectively, were vested. Compensation cost relating to the 2005 Restricted Stock Plan totaled $82 in 2008 and $39 in 2007. As of December 31, 2008, there was $252 of unrecognized compensation cost related to nonvested shares awarded. That cost is expected to be recognized over a weighted average period of 2.25 years.

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

A summary of the status of the Company’s fixed stock option plans as of December 31, 2008 and 2007 and changes during the years ending on those dates is presented below:

	2008		2007
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	25,509	$15.01	71,454	$14.71
Exercised	(12,748)	15.66	(43,675)	14.73
Forfeited	—	—	(2,270)	11.01

Outstanding at end of year	12,761	14.35	25,509	15.01

Options exercisable at year-end	10,493	$14.48	21,297	$15.23
Weighted-average fair value of options granted during the year	N/A		N/A

The following table summarizes information about fixed stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/08	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable as of 12/31/08	Weighted-Average Exercise Price
$13.36 - 13.40	4,126	2.21 years	$13.37	2,614	$13.38
14.52	6,535	1.07 years	14.52	5,779	14.52
15.76	2,100	0.47 years	15.76	2,100	15.76

	12,761	1.34 years	14.35	10,493	14.48

As of December 31, 2008, there was $6 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 1.28 years.

NOTE 11—EMPLOYEE BENEFITS OTHER THAN POSTRETIREMENT, MEDICAL AND LIFE INSURANCE BENEFITS

Defined benefit pension plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan (plan).

Effective January 1, 2006, the Company suspended the plan so that participating employees no longer earn additional defined benefits for future services.

The following tables set forth information about the plan, using a measurement date of December 31, as of December 31 and the years then ended:

	2008	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,178	$7,861
Interest cost	500	494
Benefits paid	(397)	(385)
Actuarial (gain) loss	(61)	208

Benefit obligation at end of year	8,220	8,178

Change in plan assets:
Plan assets at estimated fair value at beginning of year	7,356	7,362
Actual return on plan assets	(1,814)	379
Benefits paid	(397)	(385)

Fair value of plan assets at end of year	5,145	7,356

Funded status	$(3,075)	$(822)

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of an unrecognized net loss of $2,848 and $450 as of December 31, 2008 and 2007, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $8,220 and $8,178 at December 31, 2008 and 2007, respectively.

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.25% for 2008 and 2007.

Components of net periodic cost and other amounts recognized in other comprehensive (loss) income:

	2008	2007
Interest cost on benefit obligation	$500	$494
Expected return on assets	(645)	(646)

Net periodic benefit	(145)	(152)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss	2,398	475

Total recognized in other comprehensive loss	2,398	475

Total recognized in plan income and other comprehensive loss	$2,253	$323

The estimated unrecognized net actuarial loss that is expected to be recognized into net periodic benefit or cost is $178 in 2009.

For the years ended December 31, 2008 and 2007, the assumptions used to determine the net periodic benefit are as follows:

	Years Ended December 31,
	2008	2007
Discount rate	6.25%	6.25%
Expected long-term rate of return on plan assets	9.00%	9.00%

The expected long-term rate of return on plan assets for the pension plan is based on historical returns on plan assets, current and future asset allocations, and Company management’s outlook for long-term interest rates.

Plan Assets

The Company’s pension plan asset allocations by asset category are as follows:

	December 31, 2008		December 31, 2007
	Fair Value	Percent	Fair Value	Percent
Accrued income	$14.3%		$18.2%
Beverly National Bank money market account	602	11.7	548	7.5
Fixed income securities	1,196	23.2	1,601	21.8
Equity securities	3,333	64.8	5,189	70.5

Total	$5,145	100.0%	$7,356	100.0%

Except for the money market account, there were no securities of the Company and related parties included in plan assets as of December 31, 2008 and 2007.

The plan’s investments are managed in accordance with the Bank’s Trust Department investment management policies and procedures. To achieve the plan’s investment objectives, assets within the plan are allocated among a number of asset classes to ensure a proper level of diversification, risk, return and liquidity. The plan’s investment portfolio is managed under a “balanced” asset allocation objective, and as of December 31, 2008 the allocation guidelines are as follows:

	Range	Long-Term Target
Equity securities	65% - 75%	70%
Fixed income securities	25% - 35%	30%

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and in the aggregate five years thereafter:

2009	$430
2010	426
2011	418
2012	430
2013	423
2014 – 2018	2,678

The Company does not expect to make a contribution to its pension plan in 2009.

Supplemental Retirement Plans

On December 24, 1996 the Company adopted a Supplemental Retirement Plan for two executive officers. This plan provides nonfunded retirement benefits designed to supplement benefits available through the Company’s retirement plan for employees.

The following tables set forth information about the plan as of December 31 and the years then ended:

	2008	2007
Changes in projected benefit obligation:
Benefit obligation at beginning of year	$1,154	$1,204
Interest cost	70	75
Benefit paid	(123)	(123)
Actuarial gain	—	(2)

Benefit obligation at end of year	1,101	1,154
Plan assets	0	0

Funded status included in other liabilities	$(1,101)	$(1,154)

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of an unrecognized net actuarial loss of $115 as of December 31, 2008 and an unrecognized net actuarial loss of $118 as of December 31, 2007.

The accumulated benefit obligation for the supplemental retirement plan was $1,101 and $1,154 at December 31, 2008 and 2007, respectively.

	2008	2007
Components of net periodic cost:
Interest cost	$70	$75
Amortization of unrecognized net loss	3	3

Net periodic pension cost	73	78

Other changes in benefit obligations recognized in other comprehensive loss:
Net actuarial gain	0	(2)
Amortization of unrecognized net actuarial loss	(3)	(3)

Total recognized in other comprehensive loss	(3)	(5)

Total recognized in net periodic benefit cost and other comprehensive loss	$70	$73

The estimated unrecognized net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the year ended December 31, 2009 is $5.

The discount rate used in determining the projected benefit obligation and net periodic pension cost was 6.25% for 2008 and 2007.

Estimated future benefit payments for each of the following five years and in the aggregate five years thereafter are as follows:

2009	$123
2010	123
2011	123
2012	123
2013	123
2014 – 2018	616

Certain assets of the Company, consisting of U.S. Government obligations, corporate bonds, equity instruments and life insurance policies, are in a Rabbi Trust. The Rabbi Trust is used to assist in the administration of the plan and is subject to the claims of creditors in the case of insolvency. The fair value of the assets in the Rabbi Trust amounted to $923 and $873 at December 31, 2008 and 2007, respectively. Such assets did not include any securities of the Company. See Note 3.

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

As of December 31, 2008 and 2007, the liability for the agreement was $481 and $368, respectively. Expense for the agreement amounted to $113 and $92, respectively, for the years ending December 31, 2008 and 2007.

Defined Contribution Plan

The Bank has a 401(k) profit sharing plan whereby substantially all employees participate in the plan. In the plan, the Bank is making matching contributions equal to one hundred percent of salary deferral up to 4.5% of participant’s compensation. All eligible participants also receive a Bank contribution equal to two percent of compensation. Total contributions under this Plan amounted to $397 for 2008 and $367 for 2007.

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

The Company makes annual contributions to the ESOP in amounts determined by the board of directors, subject to a limitation based on earnings and capital of the Company. Such contributions are first made to permit required payments of amounts due under any acquisition loans. Dividends received by the ESOP on shares of the Company owned by the ESOP are used to repay any acquisition loans or are credited to the accounts of allocated shares. The ESOP may borrow money to purchase shares of the Company. The shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Any debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. There was no ESOP compensation expense in 2008 and 2007. In 2008 the ESOP purchased no shares of the Company and in 2007 the ESOP purchased 4,000 shares of the Company. No money was borrowed to fund the purchases.

The ESOP shares were as follows as of December 31:

	2008	2007
Allocated shares	90,877	101,780

Total ESOP shares	90,877	101,780

Change in Control

One of the Company’s executive officers has a change in control agreement (agreement) with the Company which states that if the executive officer’s employment is terminated within 24 months after a change in control as defined in the agreement, then the officer is entitled to a lump sum equal to the product of the average sum of annual base compensation (salary plus bonus) for the five years (or the term of employment, if less) preceding a change in control multiplied by three, less one hundred dollars.

Six executive officers have change in control agreements which state that if the executive officer’s employment is terminated within 24 months after a change in control as defined in the agreement, then the officers are entitled to a lump sum equal to the product of the average sum of annual base compensation (salary plus bonus) paid to the executive officer for the five years (or the term of employment, if less) preceding a change in control multiplied by two, less one hundred dollars.

NOTE 12—POSTRETIREMENT BENEFITS OTHER THAN PENSION

The Company provides postretirement medical and life insurance benefits for retired employees. The Company follows the accounting guidance of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Company funds medical and life insurance benefit costs on a pay-as-you-go basis. Participation in this plan was frozen in 1993 to include only individuals who met certain age and service requirements. The program was adjusted in 2003 to cap the reimbursement of the Medicare Part B rate at the 2003 level for medical reimbursement and discontinue the dental coverage subsidy for all participants.

The following tables set forth information about the plan, using a measurement date of December 31, as of December 31 and the years then ended:

	2008	2007
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of year	$457	$468
Service cost	3	3
Interest cost	29	28
Participant contributions	51	—
Actuarial (gain) loss	(83)	13
Benefits paid	(86)	(55)

Benefit obligation at end of year	371	457

Fair value of plan assets at end of year	0	0

Funded status included in other liabilities	$(371)	$(457)

Amounts recognized in accumulated other comprehensive loss, before tax effect, consist of the following as of December 31:

	2008	2007
Transition obligation	$128	$159
Net actuarial gain	(63)	(72)

	$65	$87

Components of net periodic cost and other amounts recognized in other comprehensive loss:

	2008	2007
Service cost	$3	$3
Interest cost on benefit obligation	29	28
Amortization of transition obligation	31	30
Amortization of actuarial gain	(109)	(2)

Net periodic cost	(46)	59

Other changes in benefit obligations recognized in other comprehensive loss:
Amortization of transition obligation	(31)	(30)
Actuarial (gain) loss	(83)	13
Amortization of actuarial gain	92	2

Total recognized in other comprehensive loss	(22)	(15)

Total recognized in net periodic benefit cost and other comprehensive loss	$(68)	$44

The estimated net actuarial gain and transition obligation that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the year ended December 31, 2009 are $2 and $31, respectively.

	2008	2007
Assumptions:
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	6.25%	6.25%
Weighted-average assumption used to determine net periodic cost for years ended December 31:
Discount rate	6.25%	6.25%

Assumed health care cost trend rates have no effect on the amounts reported for the health care plan.

Based on current data and assumptions, the following benefits are expected to be paid for each of the following five years and in the aggregate the five years thereafter:

2009	$45
2010	43
2011	41
2012	39
2013	37
2014 – 2018	154

In 2008, the Company adopted EITF Issue 06-4 and recognized a liability for the Company’s future postretirement benefit obligations under endorsement split-dollar life insurance arrangements. The Company recognized this change in accounting principle as a cumulative effect adjustment to retained earnings of $309. The total liability for the arrangements included in other liabilities was $365 at December 31, 2008. Expense under this arrangement was $60 for 2008 and life insurance income was $4.

NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated under various lease agreements covering branch offices and ATM locations. The terms expire between October 31, 2009 and December 31, 2028. Options to renew for additional terms are included under the operating lease agreements. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2008:

2009	$692
2010	656
2011	651
2012	673
2013	673
Years thereafter	6,954

Total minimum lease payments	$10,299

Certain leases contain provisions for escalation of minimum lease payments contingent upon increases in real estate taxes and percentage increases in the consumer price index. The total rental expense amounted to $839 for 2008 and $692 for 2007.

The Company entered into an agreement with a data processing services provider. Under the agreement, the Company is obligated to pay monthly minimum processing fees through February 2016 and the Company may cancel the agreement at any time, provided the Company pays a termination fee equal to eighty five percent (85%) of the Estimated Remaining Value as defined in the agreement.

NOTE 14—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3—Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2008.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s investments in debt and mortgage-backed securities available-for-sale are generally classified within level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party.

The following summarizes assets measured at fair value for the period ending December 31, 2008.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Securities available-for-sale	$103,623	$2,684	$92,437	$8,502
Impaired loans	158	—	158	—
Trading securities	350	350	—	—

Totals	$104,131	$3,034	$92,595	$8,502

	Fair Value Measurements Using Significant Unobservable Inputs Level 3
	Available-for-Sale Securities	Total
Beginning balance January 1, 2008	$8,940	$8,940
Total gains or losses (realized/unrealized)
Included in earnings	(3,042)	(3,042)
Included in other comprehensive income	(592)	(592)
Amortization of securities, net	(81)	(81)
Transfers in and/or out of Level 3	3,277	3,277

Ending balance, December 31, 2008	$8,502	$8,502

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$0	$0

The estimated fair values of the Company’s financial instruments are as follows as of December 31:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$16,550	$16,550	$15,495	$15,495
Trading securities	350	350	308	308
Available-for-sale securities	103,623	103,623	114,793	114,793
Federal Home Loan Bank stock	4,086	4,086	3,452	3,452
Federal Reserve Bank stock	553	553	553	553
Loans, net	334,639	336,729	318,356	319,182
Accrued interest receivable	1,769	1,769	1,805	1,805

Financial liabilities:
Deposits	339,533	340,121	350,310	350,727
Federal Home Loan Bank advances	84,425	87,695	59,616	59,499
Securities sold under agreements to repurchase	13,289	13,289	11,638	11,638

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for trading securities which are included in other assets on the consolidated balance sheets. Accounting policies related to financial instruments are described in Note 2.

NOTE 15—FINANCIAL INSTRUMENTS

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2008 and 2007, the maximum potential amount of the Company’s obligation was $271 and $887, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

	2008	2007
Commitments to originate loans	$2,700	$4,080
Standby letters of credit	271	887
Unadvanced portions of loans:
Consumer	867	1,758
Home equity	26,851	25,205
Commercial lines of credit	31,972	26,371
Commercial construction	1,135	3,106
Residential construction	60	507

	$63,856	$61,914

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 16—SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company’s business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 17—REGULATORY MATTERS

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. As of December 31, 2008, the Bank could declare dividends up to $2,843 without the approval of the Comptroller of the Currency.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk Weighted Assets):
Beverly National Bank	$45,812	12.61%	$29,071	>8.0%	$36,339	>10.0%
Tier 1 Capital (to Risk Weighted Assets):
Beverly National Bank	41,624	11.45	14,535	>4.0	21,803	>6.0
Tier 1 Capital (to Average Assets):
Beverly National Bank	41,624	8.69	19,156	>4.0	23,945	>5.0

As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
Beverly National Bank	47,785	14.07	27,165	>8.0	33,956	>10.0
Tier 1 Capital (to Risk Weighted Assets):
Beverly National Bank	44,109	12.99	13,583	>4.0	20,374	>6.0
Tier 1 Capital (to Average Assets):
Beverly National Bank	44,109	9.39	18,796	>4.0	23,495	>5.0

NOTE 18—(LOSS) EARNINGS PER SHARE (EPS)

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net (loss) income are as follows:

	(Loss) Income (Numerator)	Shares (Denominator)	Per-Share Amount
Year ended December 31, 2008
Basic EPS
Net (loss) income and income available to common stockholders	$(167)	2,660,918	$(.06)
Effect of dilutive securities, options	—	—

Diluted EPS
(Loss) income available to common stockholders and assumed conversions	$—	—	$—

Year ended December 31, 2007
Basic EPS
Net income and income available to common stockholders	$3,570	2,730,827	$1.31
Effect of dilutive securities, options	—	15,546

Diluted EPS
Income available to common stockholders and assumed conversions	$3,570	2,746,373	$1.30

NOTE 19—RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year’s statement presentation.

NOTE 20—PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are presented for the Beverly National Corporation (Parent Company Only) and should be read in conjunction with the consolidated financial statements.

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

BALANCE SHEETS

December 31, 2008 and 2007

(Dollars in thousands, except per share data)

	2008	2007
ASSETS
Cash	$288	$126
Money market deposit account at Beverly National Bank	470	4
Short-term investments	343	903

Cash and cash equivalents	1,101	1,033
Investment in Beverly National Bank	38,708	43,591
Investment in available-for-sale securities (at fair value)	5	5
Premises and equipment	1,271	1,358
Interest receivable	—	4
Due from affiliates	128	—
Prepaid expenses	9	7

Total assets	$41,222	$45,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued and deferred taxes	$176	$183
Accrued audit expense	8	28
Due to affiliates	—	17
Other liabilities	—	5

Total liabilities	184	233

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, par value $2.50 per share; authorized 5,000,000 shares; issued 2,912,437 shares as of December 31, 2008 and 2,890,690 shares as of December 31, 2007; outstanding, 2,663,545 shares as of December 31, 2008 and 2,641,798 shares as of December 31, 2007	7,281	7,227
Paid-in capital	22,917	22,586
Retained earnings	18,459	21,050
Treasury stock, at cost (248,892 shares as of December 31, 2008 and 2007)	(4,370)	(4,370)
Unearned shares, Restricted Stock Plan (15,755 shares as of December 31, 2008 and 9,005 shares as of December 31, 2007)	(323)	(197)
Accumulated other comprehensive loss	(2,926)	(531)

Total stockholders’ equity	41,038	45,765

Total liabilities and stockholders’ equity	$41,222	$45,998

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

STATEMENTS OF INCOME

Years Ended December 31, 2008 and 2007

(In thousands)

	2008	2007
Interest and dividend income:
Interest on taxable investment securities	$12	$55
Interest on money market account	5	74

Total interest and dividend income	17	129

Other income:
Dividends from subsidiary Beverly National Bank	2,000	—
Rental income	196	218

Total other income	2,196	218

Expenses:
Occupancy expense	135	146
Professional fees	—	83
Other expense	83	67

Total expenses	218	296

Income before income tax benefit and equity in undistributed net (loss) income of subsidiary	1,995	51
Income tax benefit	(27)	(12)

Income before equity in undistributed net (loss) income of subsidiary	2,022	63

Equity in undistributed net (loss) income of subsidiary:
Beverly National Bank	(2,189)	3,507

Net (loss) income	$(167)	$3,570

BEVERLY NATIONAL CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and 2007

(In thousands)

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(167)	$3,570
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Undistributed net loss (income) of subsidiary	2,189	(3,507)
Increase (decrease) in accrued expenses and other liabilities	24	(6)
Depreciation expense	87	94
(Increase) decrease in prepaid expenses	(2)	12
Change in due to/from affiliates	(145)	(46)
Decrease in interest receivable	4	—
Change in accrued and deferred taxes	(7)	(69)

Net cash provided by operating activities	1,983	48

Cash flows from financing activities:
Proceeds from exercise of stock options	200	643
Purchase of treasury stock	—	(2,875)
Dividends paid	(2,115)	(2,214)

Net cash used in financing activities	(1,915)	(4,446)

Net increase (decrease) in cash and cash equivalents	68	(4,398)
Cash and cash equivalents at beginning of year	1,033	5,431

Cash and cash equivalents at end of year	$1,101	$1,033

Supplemental disclosure:
Income taxes (received) paid	$(20)	$57

The Parent Company Only Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007, and therefore are not reprinted here.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the Company’s two (2) most recent fiscal years.

ITEM 9A(T)	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer concluded that based upon an evaluation as of December 31, 2008, as required by Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

During the fourth quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

Information regarding Directors and Executive Officers of the Registrant required by this Item pursuant to Item 401 of Regulation S-K is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections “Election of Directors” and “Directors and Executive Officers,” and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is omitted from this report on Form 10-K and is contained in the Bank’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Compliance with Section 16(a) of the Exchange Act: Beneficial Ownership Reporting,” and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(c)(3) of Regulation S-K regarding material changes, if any, to procedures by which shareholders may recommend nominees to the Board, is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Deadline for Submitting Shareholder Proposals,” and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(d)(4) and Item 407(d)(5) of Regulation S-K regarding the audit committee and audit committee financial expert(s), respectively, is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections “Committees of the Board of Directors” and “Corporate Governance,” and the information included therein is incorporated by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s Chief (Principal) Executive Officer and Chief (Principal) Financial Officer. The Code of Ethics is provided via a link on the Company’s website, www.beverlynational.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item pursuant to Item 402 of Regulation S-K regarding Directors and Executive Compensation, including the Compensation Discussion & Analysis, is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Sections “Director Compensation” and “Executive Compensation,” and the information included therein is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item pursuant to Item 403 of Regulation S-K regarding Security Ownership of Certain Beneficial Owners and Management is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Security Ownership of Directors, Nominees and Executive Officers” and “Security Ownership of Certain Beneficial Owners”, and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is included in Item 5 of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item pursuant to Item 404 of Regulation S-K regarding Certain Relationships and Related Transactions is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Transactions with Related Persons, Promoters and Certain Control Persons” and the information included therein is incorporated by reference.

Information required by this Item pursuant to Item 407(a) of Regulation S-K regarding the independence of directors is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Corporate Governance,” and the information included therein is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item regarding Principal Accounting Fees and Services is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Independent Accountants,” and the information included therein is incorporated by reference.

Information required by this Item regarding pre-approval policies for audit and non-audit services is omitted from this report on Form 10-K and is contained in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009 to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, under the Section “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor,” and the information included therein is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

3.1	Restated Articles of Organization of Corporation dated April 25, 2006, as amended (Incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed April 28, 2006).

3.2	By-Laws of Corporation dated January 31, 2006, as amended September 25, 2007 (Incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed September 27, 2007).

10.1	1996 Incentive Stock Option Plan for Key Employees (Incorporated herein by reference to Exhibit 10.12 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1996).

10.2	1998 Incentive Stock Option Plan for Key Employees (Incorporated herein by reference to Exhibit 10.13 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1999).

10.3	1998 Directors Plan (Incorporated herein by reference to Exhibit 10.14 to the Corporation’s Annual Report on Form 10-KSB for December 31, 1999).

10.4	Employment Agreement by and between Beverly National Corporation and Donat A. Fournier dated July 9, 2002, as amended January 25, 2005, August 16, 2005 and January 9, 2007 (Incorporated herein by reference to Exhibit 10.4 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.5	Change in Control Agreement with Donat A. Fournier dated July 9, 2002, as amended January 9, 2007 (Incorporated herein by reference to Exhibit 10.5 to the Corporation’s Annual Report on Form 10-K for December 31, 2006)

10.6	Employment Agreement by and between Beverly National Corporation and Michael O. Gilles dated August 29, 2005, as amended January 9, 2007 (Incorporated herein by reference to Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.7	Change in Control Agreement with Michael O. Gilles dated August 29, 2005, as amended January 9, 2007 (Incorporated herein by reference to Exhibit 10.7 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.8	Employment Agreement by and between Beverly National Corporation and John Putney dated October 6, 2003, as amended January 10, 2007 (Incorporated herein by reference to Exhibit 10.8 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.9	Change in Control Agreement with John Putney dated October 6, 2003, as amended January 10, 2007 (Incorporated herein by reference to Exhibit 10.9 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.10	Employment Agreement by and between Beverly National Corporation and John L. Good, III dated June 14, 2004, as amended January 25, 2007 (Incorporated herein by reference to Exhibit 10.10 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.11	Change in Control Agreement with John L. Good, III dated June 14, 2004, as amended January 10, 2007 (Incorporated herein by reference to Exhibit 10.11 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.12	Employment Agreement by and between Beverly National Corporation and Paul J. Germano dated February 23, 2000, as amended March 22, 2007 (Incorporated herein by reference to Exhibit 10.12 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.13	Change in Control Agreement with Paul J. Germano dated February 23, 2000, as amended March 22, 2007 (Incorporated herein by reference to Exhibit 10.13 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.14	Employment Agreement by and between Beverly National Corporation and James E. Rich, Jr. dated February 23, 2000, as amended January 16, 2007 (Incorporated herein by reference to Exhibit 10.14 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.15	Change in Control Agreement with James E. Rich, Jr. dated February 23, 2000, as amended January 16, 2007 (Incorporated herein by reference to Exhibit 10.15 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.16	Change in Control Agreement with Lorraine E. Mitchell dated January 1, 2007 (Incorporated herein by reference to Exhibit 10.16 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.17	Supplemental Executive Retirement Plan with Donat A. Fournier dated August 11, 2003, as amended December 19, 2006 (Incorporated herein by reference to Exhibit 10.17 to the Corporation’s Annual Report on Form 10-K for December 31, 2006).

10.18	Form of Group Term Insurance Carve Out Plan dated June 18, 2004 (Incorporated herein by reference to Exhibit 10.30 to the Annual Report Form 10-K for December 31, 2004).

10.19	Resignation and Consulting Agreement by and between Beverly National Corporation and Peter E. Simonsen dated April 29, 2005 (Incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed May 2, 2005).

10.20	2005 Restricted Stock Plan (Incorporated herein by reference to Exhibit 99.1 to the Form S-8 filed by the Corporation on February 13, 2006 (File No. 333-131795)).

21.	Subsidiaries of Corporation

23.	Consent of Shatswell, MacLeod & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e)

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEVERLY NATIONAL CORPORATION

Date: March 24, 2009	By:	/s/ DONAT A. FOURNIER
President & CEO and Director, Principal Executive Officer

Date: March 24, 2009	By:	/s/ MICHAEL O. GILLES
Senior Executive Vice President, Chief Operating Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Capacity

March 24, 2009	/s/ DONAT A. FOURNIER Donat A. Fournier, President & CEO & Director, Principal Executive Officer

March 24, 2009	/s/ KEVIN BURKE Kevin Burke—Director

March 24, 2009	/s/ JOHN N. FISHER John N. Fisher—Director

March 24, 2009	/s/ MARK B. GLOVSKY Mark B. Glovsky—Director

March 24, 2009	/s/ ALICE B. GRIFFIN Alice B. Griffin—Director

March 24, 2009	/s/ SUZANNE S. GRUHL Suzanne S. Gruhl—Director

March 24, 2009	/s/ ROBERT W. LUSCINSKI Robert W. Luscinski—Director

March 24, 2009	/s/ JOHN J. MEANY John J. Meany—Director

March 24, 2009	/s/ LINDA E. SARIS Linda E. Saris—Director

March 24, 2009	/s/ PAMELA C. SCOTT Pamela C. Scott—Director

March 24, 2009	/s/ MICHAEL F. TRIPOLI Michael F. Tripoli—Director

March 25, 2009	/s/ CAROL A. VALLONE Carol A. Vallone—Director