Form 10-Q
period 2009-03-31
BEVERLY NATIONAL CORP
filed 2009-05-13
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2009

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

Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2009: 2,663,545.

BEVERLY NATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$8,820	$9,628
Federal funds sold	5,926	6,550
Interest-bearing demand deposits with other banks	59	9
Short-term investments	363	363

Cash and cash equivalents	15,168	16,550
Investments in available-for-sale securities (at fair value)	106,085	103,623
Federal Home Loan Bank stock, at cost	4,171	4,086
Federal Reserve Bank stock, at cost	554	553
Loans, net of the allowance for loan losses of $4,385 and $4,127, respectively	332,927	334,639
Premises and equipment	8,404	8,386
Bank owned life insurance	7,021	6,950
Accrued interest receivable	1,790	1,769
Other assets	8,588	8,949

Total assets	$484,708	$485,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$73,110	$74,872
Interest-bearing	276,559	264,661

Total deposits	349,669	339,533
Federal Home Loan Bank advances	58,062	84,425
Securities sold under agreements to repurchase	27,956	13,289
Other liabilities	7,269	7,220

Total liabilities	442,956	444,467

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, $2.50 par value per share; 5,000,000 shares authorized; issued 2,912,437 shares as of March 31, 2009 and December 31, 2008; outstanding, 2,663,545 shares as of March 31, 2009 and December 31, 2008	7,281	7,281
Paid-in capital	22,918	22,917
Retained earnings	18,852	18,459
Treasury stock, at cost (248,892 shares as of March 31, 2009 and December 31, 2008)	(4,370)	(4,370)
Unearned shares, Restricted Stock Plan (13,705 shares as of March 31, 2009 and 15,755 shares as of December 31, 2008)	(283)	(323)
Accumulated other comprehensive loss	(2,646)	(2,926)

Total stockholders’ equity	41,752	41,038

Total liabilities and stockholders’ equity	$484,708	$485,505

Book value per share	$15.68	$15.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Interest and dividend income:
Interest and fees on loans	$4,834	$5,128
Interest on debt securities:
Taxable	1,111	1,122
Tax-exempt	124	120
Dividends on marketable equity securities	201	249
Other interest	10	89

Total interest and dividend income	6,280	6,708

Interest expense:
Interest on deposits	1,016	1,932
Interest on other borrowed funds	551	695

Total interest expense	1,567	2,627

Net interest and dividend income	4,713	4,081
Provision for loan losses	225	128

Net interest and dividend income after provision for loan losses	4,488	3,953

Noninterest income:
Income from fiduciary activities	385	474
Fees from sale of non-deposit products	24	50
Service charges on deposit accounts	151	159
Other deposit fees	182	226
Income on cash surrender value of life insurance	74	73
Other income	148	200

Total noninterest income	964	1,182

Noninterest expense:
Salaries and employee benefits	2,211	2,216
Director fees	87	77
Occupancy expense	494	465
Equipment expense	178	246
Data processing fees	352	289
Marketing and public relations	101	105
Professional fees	218	167
FDIC insurance assessments	135	10
Other expense	384	367

Total noninterest expense	4,160	3,942

Income before income taxes	1,292	1,193
Income taxes	367	283

Net income	$925	$910

Comprehensive income	$1,205	$1,013

Earning per share:
Weighted average shares outstanding	2,663,545	2,653,074

Weighted average diluted shares outstanding	2,663,821	2,656,952

Earnings per common share	$0.35	$0.34
Earnings per common share, assuming dilution	$0.35	$0.34
Dividends per share	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$925	$910
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization of securities, net	(61)	(8)
Provision for loan losses	225	128
Change in deferred loan costs, net	15	(6)
Depreciation and amortization	194	148
Increase in cash surrender value of life insurance	(73)	(73)
Increase in interest receivable	(21)	(120)
Decrease (increase) in prepaid expenses	50	(143)
Decrease in RABBI Trust trading securities	36	33
Decrease in taxes receivable	134	257
Deferred tax benefit	1	—
Decrease in mortgage servicing rights	5	5
(Increase) decrease in other assets	(16)	228
Increase (decrease) in accrued expenses	9	(510)
Decrease in interest payable	(61)	(82)
Increase in taxes payable	65	—
Increase (decrease) in other liabilities	76	(83)
Stock-based compensation	1	3

Net cash provided by operating activities	1,504	687

Cash flows from investing activities:
Purchases of available-for-sale securities	(8,704)	(15,630)
Proceeds from maturities of available-for-sale securities	6,736	8,564
Purchases of Federal Home Loan Bank stock	(85)	(169)
Purchases of Federal Reserve Bank stock	(1)	—
Loan originations and principal collections, net	1,438	(12,442)
Recoveries of loans previously charged off	34	—
Capital expenditures	(212)	(195)

Net cash used in investing activities	(794)	(19,872)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	7,135	8,868
Net increase (decrease) in time deposits	3,001	(6)
Advances from Federal Home Loan Bank	12,000	18,000
Payments on Federal Home Loan Bank advances	(6,463)	(571)
Net decrease in short term Federal Home Loan Bank advances	(31,900)	(9,330)
Increase (decrease) in securities sold under agreements to repurchase	14,667	(1,892)
Proceeds from exercise of stock options	—	198
Dividends paid	(532)	(517)

Net cash (used in) provided by financing activities	(2,092)	14,750

Net decrease in cash and cash equivalents	(1,382)	(4,435)
Cash and cash equivalents at beginning of period	16,550	15,495

Cash and cash equivalents at end of period	$15,168	$11,060

Supplemental disclosures:
Interest paid	$1,628	$2,710
Income taxes paid	168	26

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements contained herein are unaudited but, in the opinion of management, include all adjustments that are necessary to make the financial statements not misleading. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results that may be expected for the year ended December 31, 2009.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51 (“SFAS No. 160”). The pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of stockholders’ equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Management does not anticipate that this statement will have a material impact on the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance became effective January 1, 2009. The adoption of this new FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

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

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

5.	STOCK BASED COMPENSATION

At March 31, 2009, the Company has five stock-based employee compensation plans. The Company accounts for the plans under SFAS No. 123(R) “Share-Based Payment.” During the three months ended March 31, 2009 and 2008, $1 and $2, respectively, in stock-based employee compensation was recognized. In addition, $20 and $16 of compensation cost was recognized in the same periods, respectively, for compensation costs related to the 2005 Restricted Stock Plan.

6.	PENSION BENEFITS

The following summarizes the net periodic cost for the three months ended March 31:

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)
Service cost	$—	$—
Interest cost on benefit obligation	126	125
Expected return on plan assets	(114)	(161)
Amortization of prior service cost	—	—
Unrecognized net loss	46	—

Net periodic benefit cost	$58	$(36)

Effective January 1, 2006, the pension plan was suspended so that employees no longer earn additional defined benefits for future service.

7.	ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following summarizes assets measured at fair value for the period ending March 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$106,085	$2,186	$95,235	$8,664
Impaired loans	174	—	174	—
Trading securities	314	314	—	—

Total	$106,573	$2,500	$95,409	$8,664

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities	Total
Beginning balance, January 1, 2009	$8,502	$8,502
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	199	199
Amortization of securities, net	(21)	(21)
Transfers in and/or out of Level 3	(16)	(16)

Ending balance, March 31, 2009	$8,664	$8,664

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Summary

Total assets as of March 31, 2009 were relatively unchanged at $484.7 million, compared to $485.5 million at December 31, 2008. Loans, net of the allowance for loan losses, totaled $332.9 million, a decrease of $1.7 million, or 0.5%, from $334.6 million at December 31, 2008. Investments in available-for-sale securities increased to $106.1 million from $103.6 million at December 31, 2008. Deposits increased $10.1 million, or 3.0%, and Federal Home Loan Bank advances decreased $26.3 million, or 31.2%, from $84.4 million at December 31, 2008. Securities sold under agreements to repurchase increased $14.7 million, or 110.4%, from $13.3 million at December 31, 2008. Total stockholders’ equity was $41.8 million, or 8.62% of total assets, and the book value increased from $15.41 at December 31, 2008 to $15.68 at March 31, 2009, a result of the Company’s increase in net income and the decrease in unrealized losses on available-for-sale securities. The Company’s growth rate has slowed as a result of the continuation of management’s shift in strategy during the third quarter of 2008, necessitated by troubling economic developments and projections that asset values could continue to fall. The loan portfolio remained stable, decreasing just slightly over the quarter. The increase in deposits and repurchase agreements were used by the Bank to pay down advances from the Federal Home Loan Bank. Management’s focus continues to be on maintaining asset quality, business development, improvement in operating efficiencies, identifying sound growth opportunities, and closely monitoring its strategic focus and changes in the economic condition of the areas in which the Bank operates. As of March 31, 2009, the Bank continued to meet the definitions and regulatory capital requirements of a well-capitalized institution.

Investment Portfolio

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The following table presents the amortized cost of securities and their approximate fair values as of March 31, 2009 (unaudited) and December 31, 2008:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
March 31, 2009 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$7,191	$86	$15	$7,262
Debt securities issued by states of the United States and political subdivisions of the states	12,906	69	423	12,552
Corporate debt securities	6,053	2	256	5,799
Preferred stocks	11,678	—	1,498	10,180
Marketable equity securities	686	1	1	686
Mortgage-backed securities	68,726	1,883	1,403	69,206
Debt securities issued by foreign governments	400	—	—	400

	$107,640	$2,041	$3,596	$106,085

December 31, 2008:
Debt securities issued by U.S. government corporations and agencies	$8,190	$97	$1	$8,286
Debt securities issued by states of the United States and political subdivisions of the states	12,319	24	608	11,735
Corporate debt securities	1,955	—	10	1,945
Trust preferred securities	11,699	3	1,192	10,510
Marketable equity securities	681	1	7	675
Mortgage-backed securities	70,366	1,431	1,725	70,072
Debt securities issued by foreign governments	400	—	—	400

	$105,610	$1,556	$3,543	$103,623

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of March 31, 2009 and December 31, 2008:

	March 31, 2009	% of Total	December 31, 2008	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Commercial, financial and agricultural	$54,843	16.47%	$50,952	15.23%
Real estate - construction and land development	4,458	1.34%	4,326	1.29%
Real estate - residential	122,481	36.79%	125,281	37.44%
Real estate - commercial	139,021	41.76%	141,497	42.28%
Consumer	2,370	0.71%	2,398	0.72%
Other	13,499	4.05%	13,656	4.08%

	336,672	101.12%	338,110	101.04%
Allowance for loan losses	(4,385)	-1.32%	(4,127)	-1.24%
Deferred loan costs, net	640	0.20%	656	0.20%

Net Loans	$332,927	100.00%	$334,639	100.00%

Deposits

The following table summarizes deposits as of March 31, 2009 and December 31, 2008:

	March 31, 2009	% of Total	December 31, 2008	% of Total
	(in thousands)		(in thousands)
	(unaudited)
Demand Deposits	$73,110	20.91%	$74,872	22.05%
NOW Accounts	50,097	14.33%	52,380	15.43%
Money Market Accounts	77,204	22.08%	80,085	23.59%
Savings Deposits	74,229	21.23%	60,168	17.72%
Time Deposits	75,029	21.45%	72,028	21.21%

Total	$349,669	100.00%	$339,533	100.00%

Comparison of operating results for the three months ended March 31, 2009 and 2008

The Company reported net income for the quarter ended March 31, 2009 of $925,000, or basic and fully diluted earnings of $0.35 per share. These results represent an increase of 1.7% in net income and 1.3% in earnings per share from net income of $910,000, or basic and fully diluted earnings of $0.34 per share, for the same period last year.

The increase in earnings for the period presented is the net result of an increase in net interest and dividend income after the provision for loan losses, a reduction in noninterest income and a higher level of noninterest and income tax expense. Net interest and dividend income before the provision for loan losses increased $535,000, or 13.5%, for the quarter ended March 31, 2009 from the same period last year. The improvement is primarily a result of the reduction in cost of funds, spurred by lower interest rates, through the replacement of maturing certificates of deposit and FHLB advances at much lower current market rates. The net interest margin for the three months ended March 31, 2009 was 4.35%, compared to 3.79% for the same period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Three Months Ended March 31, 2009				For the Three Months Ended March 31, 2008
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands)	(in thousands)			(in thousands)	(in thousands)
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Assets
Federal funds sold and interest-bearing deposits	$2,851	$1		0.18%	$3,857	$21		2.23%
Investments	113,265	1,509	*	5.30%	121,787	1,645	*	5.43%
Loans	336,892	4,915	**	5.80%	326,099	5,213	**	6.43%

Total interest-earning assets	$453,008	6,425		5.64%	$451,743	6,879		6.12%

Liabilities
Savings deposits	$65,188	161		1.00%	$49,062	136		1.11%
NOW accounts	52,144	47		0.37%	55,598	99		0.72%
Money market accounts	80,424	303		1.53%	95,730	740		3.11%
Time deposits	71,638	505		2.86%	87,499	957		4.40%

Total interest-bearing deposits	269,394	1,016		1.53%	287,889	1,932		2.70%
Non-interest-bearing deposits	73,243	—		—	66,020	—		—

Total deposits	342,637	1,016		1.20%	353,909	1,932		2.20%

FHLB advances	77,651	515		2.69%	59,001	612		4.17%
Repurchase agreements	14,733	36		1.00%	10,994	83		3.03%

Total other borrowed funds	92,384	551		2.42%	69,995	695		3.99%

Total interest-bearing liabilities	361,778	1,567		1.76%	357,884	2,627		2.95%

Total deposits and interest-bearing liabilities	$435,021	1,567		1.46%	$423,904	2,627		2.49%

Net interest income		$4,858				$4,252

Net interest spread				3.89%				3.17%

Net interest margin				4.35%				3.79%

Tax Equivalent Income Adjustment:
State and Municipal Investment Income		$64	*			$62	*
Dividends Received Deduction Eligible Securities		—				25	*
Industrial Revenue Bond Income		81	**			85	**

Total Tax Equivalent Income Adjustment		$145				$172

*	Amount included in investment income.
**	Amount included in loan income.

Noninterest income decreased for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008, as fees collected on deposit and loan services declined due to lower volumes. Income from wealth management services and the sale of non-deposit products also declined, as they were impacted by the current economic environment and a decline in the market value of assets under management. Noninterest expenses increased, primarily a result of an industry-wide increase in FDIC insurance assessments, which rose from $10,000 for the quarter ended March 31, 2008 to $135,000 for the quarter ended March 31, 2009 notwithstanding that the Bank is well capitalized. It is generally anticipated that these assessments will continue at increased rates due to significant decreases in the reserves of the FDIC’s Deposit Insurance Fund.

The following table sets forth the various components of noninterest income and noninterest expense for the quarters ended March 31, 2009 and 2008 and the dollar amount and percentage change between the periods:

	March 31,		Increase (Decrease)
	2009	2008	$	%
	(Dollars in thousands)
	(unaudited)
Noninterest income:
Income from fiduciary activities	$385	$474	$(89)	-18.78%
Fees from sale of non-deposit products	24	50	(26)	-52.00%
Service charges on deposit accounts	151	159	(8)	-5.03%
Other deposit fees	182	226	(44)	-19.47%
Income on cash surrender value of life insurance	74	73	1	1.37%
Other income	148	200	(52)	-26.00%

Total noninterest income	$964	$1,182	$(218)	-18.44%

Noninterest expense:
Salaries and employee benefits	$2,211	$2,216	$(5)	-0.23%
Director fees	87	77	10	12.99%
Occupancy expense	494	465	29	6.24%
Equipment expense	178	246	(68)	-27.64%
Data processing fees	352	289	63	21.80%
Marketing and public relations	101	105	(4)	-3.81%
Professional fees	218	167	51	30.54%
FDIC insurance assessments	135	10	125	1250.00%
Other expense	384	367	17	4.63%

Total noninterest expense	$4,160	$3,942	$218	5.53%

The effective income tax rate increased to 28.4% for the quarter ended March 31, 2009 from 23.7% for the same period last year. This generated an $84,000, or 29.7%, increase in income tax expense for the periods presented. The primary reason for the increase in the effective tax rate is the decrease in the amount of the Bank’s dividend revenue eligible for the dividends received deduction, namely on Fannie Mae and Freddie Mac preferred stock. These entities discontinued the payment of dividends of their preferred stock in the second half of 2008.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for loan losses through charges to earnings. The Company increased its provision for loan losses to $225,000 for the quarter ended March 31, 2009, compared to $128,000 for the same period last year. The allowance for loan losses totaled $4.4 million, or 1.30%, of total loans at March 31, 2009, an increase from 1.22% at December 31, 2008. The increase was driven by the combination of challenging economic conditions, concerns over further potential reduction in real estate collateral values and the impact a prolonged recession and economic downturn could have on the Company’s loan portfolio.

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

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2009 and 2008:

	2009	2008
	(in thousands)
	(unaudited)
Balance as of January 1st	$4,127	$3,614
Loans charged off	(1)	(16)
Provision for loan losses	225	128
Recoveries of loans previously charged off	34	1

Balance as of March 31st	$4,385	$3,727

The allowance for loan losses represented 2,520% and 1,521% of non-performing loans, which totaled $174,000 and $245,000, at March 31, 2009 and 2008, respectively. Non-performing loans represented less than 0.1% of total loans and mortgages held-for-sale at March 31, 2009 and 2008.

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

Capital Resources

As of March 31, 2009, the Company had total capital of $41.8 million, an increase of $714,000, or 1.7%, from total capital as of December 31, 2008. The net change in the Company’s capital reflects current year income, dividends paid and the decrease in accumulated other comprehensive loss.

The Company’s policy has been to pay dividends out of funds in excess of the needs of the business. The Company declared and paid cash dividends to shareholders on a quarterly basis at a rate of $0.20 per share for each quarter of 2008 and the first quarter of 2009.

As of March 31, 2009, the Bank’s Tier 1 capital amounted to 8.83% of average total assets. At March 31, 2009, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 12.86%, which satisfies the applicable risk-based capital requirements. As of December 31, 2008, the Bank’s Tier 1 capital amounted to 8.69% of average assets and risk-based capital amounted to 12.61% of total risk-based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available-for-sale account as a liquidity resource. Securities maturing in one year or less amounted to $5.4 million at March 31, 2009; additionally, a minimum amount of contractual payments in the amount of $29.4 million for the mortgage-backed securities portfolio is due within one year at March 31, 2009. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

Off Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company’s financial condition, results of operations, or liquidity. As of March 31, 2009, total off-balance sheet financial commitments, which include unadvanced funds on loans and commitments to fund loans and letters of credit, amounted to approximately $57.5 million.

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

The Company’s net interest margin for the three months ended March 31, 2009 was 4.35%, in comparison to 3.79% for the three months ended March 31, 2008. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

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

As of March 31, 2009, the capital ratio of the Company on an EVE basis, at current rate levels, is 10.28%. Based on the most recent analysis it is estimated that an increase in interest rates over the next year of 200 basis points (for example, an increase in the prime rate from 3.25% to 5.25%) would result in an EVE capital ratio of 10.38%. Alternatively, if interest rates were to decrease over the next year by 100 basis points, the EVE capital ratio is estimated to be 9.97%. These changes are within the risk tolerance levels established by the Company policies.

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

The following table summarizes the net interest income simulation as of March 31, 2009:

	March 31, 2009
	Projected net interest income	Change from year 1 base case
	(Dollars in thousands)
Year 1 projections:
Down 100BP	$19,078	$36	0.19%
Base	19,042	—	—
Up 200BP	19,011	(31)	-0.16%

Year 2 projections:
Down 100BP	$18,546	$(496)	-2.60%
Base	19,038	(4)	-0.02%
Up 200BP	19,884	842	4.42%

ITEM 4T.	CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer concluded that based upon an evaluation as of March 31, 2009, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: May 13, 2009	By:	/s/ Donat A. Fournier
Donat A. Fournier
President and Chief Executive Officer

Date: May 13, 2009	By:	/s/ Michael O. Gilles
Michael O. Gilles
Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer