Form 10-Q
period 2009-06-30
BEVERLY NATIONAL CORP
filed 2009-07-30
CIK 742275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2009

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

Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 22, 2009: 2,685,472.

BEVERLY NATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$11,118	$9,046
Federal funds sold	7,390	6,550
Interest-bearing demand deposits with other banks	22,176	591
Short-term investments	913	363

Cash and cash equivalents	41,597	16,550
Investments in available-for-sale securities (at fair value)	103,415	103,623
Federal Home Loan Bank stock, at cost	4,171	4,086
Federal Reserve Bank stock, at cost	554	553
Loans, net of the allowance for loan losses of $4,493 and $4,127, respectively	321,695	334,639
Premises and equipment	8,277	8,386
Bank owned life insurance	7,093	6,950
Accrued interest receivable	1,689	1,769
Other assets	9,169	8,949

Total assets	$497,660	$485,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$74,058	$74,872
Interest-bearing	296,256	264,661

Total deposits	370,314	339,533
Federal Home Loan Bank advances	57,087	84,425
Securities sold under agreements to repurchase	20,680	13,289
Other liabilities	7,612	7,220

Total liabilities	455,693	444,467

Stockholders’ equity:
Preferred stock, $1.00 par value per share; 300,000 shares authorized; issued and outstanding none	—	—
Common stock, $2.50 par value per share; 5,000,000 shares authorized; issued 2,934,364 shares as of June 30, 2009 and December 31, 2008; outstanding, 2,685,472 shares as of June 30, 2009 and 2,663,545 as of December 31, 2008	7,336	7,281
Paid-in capital	23,228	22,917
Retained earnings	18,986	18,459
Treasury stock, at cost (248,892 shares as of June 30, 2009 and December 31, 2008)	(4,370)	(4,370)
Unearned shares, Restricted Stock Plan (30,180 shares as of June 30, 2009 and 15,755 shares as of December 31, 2008)	(550)	(323)
Accumulated other comprehensive loss	(2,663)	(2,926)

Total stockholders’ equity	41,967	41,038

Total liabilities and stockholders’ equity	$497,660	$485,505

Book value per share	$15.63	$15.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest and dividend income:
Interest and fees on loans	$4,727	$5,064	$9,561	$10,192
Interest on debt securities:
Taxable	1,003	1,173	2,114	2,295
Tax-exempt	123	120	247	241
Dividends on marketable equity securities	195	344	396	593
Other interest	16	51	26	139

Total interest and dividend income	6,064	6,752	12,344	13,460

Interest expense:
Interest on deposits	1,056	1,606	2,071	3,538
Interest on other borrowed funds	537	732	1,089	1,427

Total interest expense	1,593	2,338	3,160	4,965

Net interest and dividend income	4,471	4,414	9,184	8,495
Provision for loan losses	150	235	375	363

Net interest and dividend income after provision for loan losses	4,321	4,179	8,809	8,132

Noninterest income:
Income from fiduciary activities	380	467	766	941
Fees from sale of non-deposit products	45	90	69	140
Service charges on deposit accounts	154	159	305	318
Other deposit fees	176	212	358	438
Income on cash surrender value of life insurance	74	75	148	148
Other income	215	190	362	390

Total noninterest income	1,044	1,193	2,008	2,375

Noninterest expense:
Salaries and employee benefits	2,214	2,246	4,425	4,461
Director fees	95	66	181	143
Occupancy expense	453	466	947	931
Equipment expense	188	231	367	477
Data processing fees	269	311	621	600
Marketing and public relations	86	115	187	220
Professional fees	415	164	632	330
FDIC insurance assessments	376	10	511	20
Other expense	407	400	792	769

Total noninterest expense	4,503	4,009	8,663	7,951

Income before income taxes	862	1,363	2,154	2,556
Income taxes	196	347	563	630

Net income	$666	$1,016	$1,591	$1,926

Comprehensive income	$635	$(287)	$1,840	$726

Earnings per share:
Weighted average shares outstanding	2,667,204	2,663,448	2,665,384	2,658,261

Weighted average diluted shares outstanding	2,669,032	2,667,014	2,666,409	2,662,035

Earnings per common share	$0.25	$0.38	$0.60	$0.72
Earnings per common share, assuming dilution	$0.25	$0.38	$0.60	$0.72
Dividends per share	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEVERLY NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$1,591	$1,926
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	(87)	(38)
Provision for loan losses	375	363
Change in deferred loan costs, net	20	(35)
Depreciation and amortization	389	386
Increase in cash surrender value of life insurance	(146)	(141)
Decrease (increase) in interest receivable	80	(31)
Decrease (increase) in prepaid expenses	111	(18)
Decrease in RABBI Trust trading securities	40	65
Increase in taxes receivable	(407)	(40)
Decrease in mortgage servicing rights	12	11
(Increase) decrease in other assets	(122)	18
Increase (decrease) in accrued expenses	522	(256)
Decrease in interest payable	(68)	(305)
Increase in other liabilities	27	24
Stock-based compensation	2	3

Net cash provided by operating activities	2,339	1,932

Cash flows from investing activities:
Purchases of available-for-sale securities	(18,401)	(22,433)
Proceeds from maturities of available-for-sale securities	19,108	14,098
Purchases of Federal Home Loan Bank stock	(85)	(634)
Purchases of Federal Reserve Bank stock	(1)	—
Loan originations and principal collections, net	12,473	(15,562)
Recoveries of loans previously charged off	76	2
Capital expenditures	(280)	(435)

Net cash provided (used) by investing activities	12,890	(24,964)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	26,175	16,664
Net increase (decrease) in time deposits	4,606	(1,792)
Advances from Federal Home Loan Bank	12,000	20,434
Payments on Federal Home Loan Bank advances	(7,438)	(1,151)
Net decrease in short term Federal Home Loan Bank advances	(31,900)	(12,330)
Increase (decrease) in securities sold under agreements to repurchase	7,391	(288)
Proceeds from exercise of stock options	48	200
Dividends paid	(1,064)	(1,049)

Net cash provided by financing activities	9,818	20,688

Net increase (decrease) in cash and cash equivalents	25,047	(2,344)
Cash and cash equivalents at beginning of period	16,550	15,495

Cash and cash equivalents at end of period	$41,597	$13,151

Supplemental disclosures:
Interest paid	$3,229	$5,271
Income taxes paid	971	717

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

At June 30, 2009, the Company has five stock-based employee compensation plans. The Company accounts for the plans under SFAS No. 123(R) “Share-Based Payment.” During the six months ended June 30, 2009 and 2008, $2 and $3, respectively, in stock-based employee compensation was recognized. In addition, $46 and $38 of compensation cost was recognized in the same periods, respectively, for compensation costs related to the 2005 Restricted Stock Plan.

6.	PENSION BENEFITS

The following summarizes the net periodic cost for the three and six months ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost on benefit obligation	126	125	252	250
Expected return on plan assets	(114)	(161)	(228)	(322)
Amortization of prior service cost	—	—	—	—
Unrecognized net loss	46		92

Net periodic benefit cost	$58	$(36)	$116	$(72)

Effective January 1, 2006, the pension plan was suspended so that employees no longer earn additional defined benefits for future service.

7.	FAIR VALUE MEASUREMENTS

The following summarizes assets measured at fair value for the period ending June 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using:
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$103,415	$2,607	$92,756	$8,052
Impaired loans	163	—	163	—
Trading securities	310	310	—	—

Total	$103,888	$2,917	$92,919	$8,052

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Securities	Total
Beginning balance, January 1, 2009	$8,502	$8,502
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	(374)	(374)
Amortization of securities, net	(42)	(42)
Transfers in and/or out of Level 3	(34)	(34)

Ending balance, June 30, 2009	$8,052	$8,052

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

The estimated fair values (in thousands) of the Company’s financial instruments are as follows as of December 31:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$41,597	$41,597	$16,550	$16,550
Trading securities	310	310	350	350
Available-for-sale securities	103,415	103,415	103,623	103,623
Federal Home Loan Bank stock	4,171	4,171	4,086	4,086
Federal Reserve Bank stock	554	554	553	553
Loans, net	321,695	323,834	334,639	336,729
Accrued interest receivable	1,689	1,689	1,769	1,769

Financial liabilities:
Deposits	370,314	370,858	339,533	340,121
Federal Home Loan Bank advances	57,087	59,681	84,425	87,695
Securities sold under agreements to repurchase	20,680	20,680	13,289	13,289

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions, except for trading securities which are included in other assets on the consolidated balance sheets. Accounting policies related to financial instruments are described in Note 4.

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

Summary

Total assets as of June 30, 2009 amounted to $497.7 million, an increase of $12.2 million, or 2.5%, compared to $485.5 million at December 31, 2008. Cash and cash equivalents totaled $41.6 million, an increase of $25.0 million, or 150.6%, from $16.6 million at December 31, 2008. Loans, net of the allowance for loan losses, totaled $321.7 million, a decrease of $12.9 million, or 3.9%, from $334.6 million at December 31, 2008. Deposits increased $30.8 million, or 9.1%, and Federal Home Loan Bank advances decreased $27.3 million, or 32.3%, from $84.4 million at December 31, 2008. Securities sold under agreements to repurchase increased $7.4 million, or 55.6%, from $13.3 million at December 31, 2008. Total stockholders’ equity was $42.0 million, or 8.4% of total assets, and the book value increased from $15.41 at December 31, 2008 to $15.63 at June 30, 2009, a result of the Company’s net income and the decrease in unrealized losses on available-for-sale securities. The major changes in the balance sheet were a result of the increase in deposits and securities sold under agreements to repurchase, in combination with the decrease in the loan portfolio, creating cash flows used to pay off all short-term borrowings from the Federal Home Loan Bank and building increased cash reserves. Net income for the quarter was impacted by pre-tax charges of

$443,000 for transaction-related expenses and the FDIC’s special assessment, which was applicable to all FDIC insured institutions. During the quarter, the Company evaluated several potential affiliation transactions and on June 16, 2009 the Company entered into an Agreement and Plan of Merger, which provides for the proposed merger of the Company with and into Danvers Bancorp, Inc. Consummation of the merger transaction is subject to a number of customary conditions including receipt of all necessary regulatory and shareholder approvals. Aggregate transaction related expenses for the above matters for the quarter totaled $217,000. Management’s focus continues to be on maintaining asset quality, improvement in operating efficiencies, and closely monitoring its strategic focus and changes in the economic condition of the areas in which the Bank operates. As of June 30, 2009, the Bank continued to meet the definitions and regulatory capital requirements of a well-capitalized institution.

Investment Portfolio

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The following table presents the amortized cost of securities and their approximate fair values as of June 30, 2009 (unaudited) and December 31, 2008:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
June 30, 2009 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$14,682	$68	$64	$14,686
Debt securities issued by states of the United States and political subdivisions of the states	12,599	39	621	12,017
Corporate debt securities	4,063	63	26	4,100
Trust preferred securities	11,718	—	1,654	10,064
Marketable equity securities	593	1	3	591
Mortgage-backed securities	60,835	1,707	1,085	61,457
Debt securities issued by foreign governments	500	—	—	500

	$104,990	$1,878	$3,453	$103,415

December 31, 2008:
Debt securities issued by U.S. government corporations and agencies	$8,190	$97	$1	$8,286
Debt securities issued by states of the United States and political subdivisions of the states	12,319	24	608	11,735
Corporate debt securities	1,955	—	10	1,945
Trust preferred securities	11,699	3	1,192	10,510
Marketable equity securities	681	1	7	675
Mortgage-backed securities	70,366	1,431	1,725	70,072
Debt securities issued by foreign governments	400	—	—	400

	$105,610	$1,556	$3,543	$103,623

Loan Portfolio

The following table summarizes the distribution of the Bank’s loan portfolio as of June 30, 2009 and December 31, 2008:

	June 30, 2009	% of Total	December 31, 2008	% of Total
	(in thousands) (unaudited)		(in thousands)
Commercial, financial and agricultural	$50,325	15.64%	$50,952	15.23%
Real estate - construction and land development	4,412	1.37%	4,326	1.29%
Real estate - residential	121,736	37.84%	125,281	37.44%
Real estate - commercial	133,922	41.63%	141,497	42.28%
Consumer	2,235	0.69%	2,398	0.72%
Other	12,922	4.02%	13,656	4.08%

	325,552	101.19%	338,110	101.04%
Allowance for loan losses	(4,493)	-1.40%	(4,127)	-1.24%
Deferred loan costs, net	636	0.21%	656	0.20%

Net Loans	$321,695	100.00%	$334,639	100.00%

Deposits

The following table summarizes deposits as of June 30, 2009 and December 31, 2008:

	June 30, 2009	% of Total	December 31, 2008	% of Total
	(in thousands) (unaudited)		(in thousands)
Demand Deposits	$74,058	20.00%	$74,872	22.05%
NOW Accounts	55,383	14.96%	52,380	15.43%
Money Market Accounts	79,410	21.44%	80,085	23.59%
Savings Deposits	84,829	22.91%	60,168	17.72%
Time Deposits	76,634	20.69%	72,028	21.21%

Total	$370,314	100.00%	$339,533	100.00%

Comparison of operating results for the three months ended June 30, 2009 and 2008

The Company reported net income for the quarter ended June 30, 2009 of $666,000, or basic and fully diluted earnings of $0.25 per share, compared to net income of $1.0 million, or basic and fully diluted earnings of $0.38 per share, for the same quarter last year. Net income for the quarter was impacted by pre-tax charges of $443,000 for transaction-related expenses and the FDIC’s special assessment, which was applicable to all FDIC insured institutions. During the quarter, the Company evaluated several potential affiliation transactions and on June 16, 2009 the Company entered into an Agreement and Plan of Merger which provides for the proposed merger of the Company with and into Danvers Bancorp, Inc. Consummation of the merger transaction is subject to a number of customary conditions including receipt of all necessary regulatory and shareholder approvals. Aggregate transaction related expenses for the above matters for the quarter totaled $217,000.

The period presented reveals an increase in net interest and dividend income after the provision for loan losses, a reduction in noninterest income and a higher level of noninterest expense. The slight improvement in net interest and dividend income after the provision for loan losses is primarily a result of the reduction in cost of funds, spurred by lower interest rates than those in the comparable period last year. This decline outweighed the lower yields on the Bank’s interest-earning assets, as the Bank’s liabilities were set to reprice in a more accelerated manner than its assets. The net interest margin for the three months ended June 30, 2009 was 3.99%, compared to 3.97% for the same period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Three Months Ended June 30, 2009				For the Three Months Ended June 30, 2008
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands) (unaudited)	(in thousands) (unaudited)			(in thousands) (unaudited)	(in thousands) (unaudited)
Assets
Federal funds sold and interest-bearing deposits	$23,654	$6		0.11%	$1,335	$6		1.79%
Investments	110,531	1,394	*	5.06%	127,412	1,782	*	5.62%
Loans	330,210	4,808	**	5.84%	337,216	5,147	**	6.14%

Total interest-earning assets	$464,395	6,208		5.36%	$465,963	6,935		5.99%

Liabilities
Savings deposits	$81,267	214		1.06%	$54,210	163		1.21%
NOW accounts	52,333	58		0.44%	55,219	82		0.60%
Money market accounts	82,187	292		1.43%	90,562	532		2.36%
Time deposits	76,700	491		2.57%	88,532	828		3.76%

Total interest-bearing deposits	292,487	1,055		1.45%	288,523	1,605		2.24%
Non-interest-bearing deposits	74,719	—		—	71,701	—		—

Total deposits	367,206	1,055		1.15%	360,224	1,605		1.79%

FHLB advances	57,504	498		3.47%	69,590	671		3.88%
Repurchase agreements	20,567	40		0.78%	10,660	62		2.32%

Total other borrowed funds	78,071	538		2.76%	80,250	733		3.67%

Total interest-bearing liabilities	370,558	1,593		1.72%	368,773	2,338		2.55%

Total deposits and interest-bearing liabilities	$445,277	1,593		1.43%	$440,474	2,338		2.13%

Net interest income		$4,615				$4,597

Net interest spread				3.64%				3.44%

Net interest margin				3.99%				3.97%

Tax Equivalent Income Adjustment:
State and Municipal Investment Income		$64	*			$62	*
Dividends Received Deduction Eligible Securities		—				37	*
Industrial Revenue Bond Income		81	**			84	**

Total Tax Equivalent Income Adjustment		$145				$183

*	Amount included in investment income.
**	Amount included in loan income.

Noninterest income decreased for the three ended June 30, 2009 as compared to the same period last year, as fees collected on deposit and loan services declined. Income from wealth management services and the sale of non-deposit products also declined, as they were impacted by the current economic environment and a decline in the market value of assets under management. Noninterest expenses increased, primarily a result of an industry-wide increase in FDIC insurance assessments, which rose from $10,000 for the three months ended June 30, 2008 to $376,000 for the three months ended June 30, 2009. The current year amount includes the June 30, 2009 special assessment, a charge to the Bank of an estimated $226,000. It is generally anticipated that the FDIC regular assessment will continue at increased rates due to significant decreases in the reserves of the FDIC’s Deposit Insurance Fund and that another special assessment charge may be necessary later in 2009.

The following table sets forth the various components of noninterest income and noninterest expense for the quarters ended June 30, 2009 and 2008 and the dollar amount and percentage change between the periods:

	June 30,		Increase (Decrease)
	2009	2008	$	%
	(Dollars in thousands)
	(unaudited)
Noninterest income:
Income from fiduciary activities	$380	$467	$(87)	-18.63%
Fees from sale of non-deposit products	45	90	(45)	-50.00%
Service charges on deposit accounts	154	159	(5)	-3.14%
Other deposit fees	176	212	(36)	-16.98%
Income on cash surrender value of life insurance	74	75	(1)	-1.33%
Other income	215	190	25	13.16%

Total noninterest income	$1,044	$1,193	$(149)	-12.49%

Noninterest expense:
Salaries and employee benefits	$2,214	$2,246	$(32)	-1.42%
Director fees	95	66	29	43.94%
Occupancy expense	453	466	(13)	-2.79%
Equipment expense	188	231	(43)	-18.61%
Data processing fees	269	311	(42)	-13.50%
Marketing and public relations	86	115	(29)	-25.22%
Professional fees	415	164	251	153.05%
FDIC insurance assessments	376	10	366	3660.00%
Other expense	407	400	7	1.75%

Total noninterest expense	$4,503	$4,009	$494	12.32%

The effective income tax rate decreased to 22.7% for the quarter ended June 30, 2009 from 25.5% for the same period last year. This, combined with the decrease in income before income taxes, generated a $151,000, or 43.5%, decrease in income tax expense for the periods presented.

Comparison of operating results for the six months ended June 30, 2009 and 2008

The Company reported net income for the six months ended June 30, 2009 of $1.6 million, or basic and fully diluted earnings of $0.60 per share, compared to net income of $1.9 million, or basic and fully diluted earnings of $0.72 per share, for the same period last year. As stated in the comparison of quarterly results, net income for the period was impacted by the FDIC’s special assessment, which was applicable to all FDIC insured institutions and pre-tax charges related to transaction-related expenses.

The period presented reveals an increase in net interest and dividend income after the provision for loan losses, a reduction in noninterest income and a higher level of noninterest expense. The reasons for the changes are consistent with those stated in the comparison of quarterly results. The net interest margin for the six months ended June 30, 2009 was 4.16%, compared to 3.88% for the same period last year.

The following table summarizes the components and activity with respect to the Company’s net interest and dividend income and interest rate spread and margin for the periods presented:

	For the Six Months Ended June 30, 2009				For the Six Months Ended June 30, 2008
	Average Balance	Interest Inc/Exp		Yield/ Rate	Average Balance	Interest Inc/Exp		Yield/ Rate
	(in thousands)	(in thousands)			(in thousands)	(in thousands)
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Assets
Federal funds sold and interest-bearing deposits	$13,458	$8		0.11%	$2,218	$27		2.48%
Investments	111,891	2,903	*	5.23%	124,599	3,427	*	5.53%
Loans	333,532	9,723	**	5.88%	331,657	10,361	**	6.28%

Total interest-earning assets	$458,881	12,634		5.55%	$458,474	13,815		6.06%

Liabilities
Savings deposits	$73,272	374		1.03%	$51,636	299		1.16%
NOW accounts	52,239	105		0.41%	55,408	181		0.66%
Money market accounts	81,311	595		1.48%	93,146	1,272		2.75%
Time deposits	74,183	997		2.71%	88,015	1,785		4.08%

Total interest-bearing deposits	281,005	2,071		1.49%	288,205	3,537		2.47%
Non-interest-bearing deposits	73,985	—		—	68,860	—		—

Total deposits	354,990	2,071		1.18%	357,065	3,537		1.99%

FHLB advances	67,522	1,012		3.02%	64,296	1,283		4.01%
Repurchase agreements	17,666	77		0.87%	10,827	144		2.68%

Total other borrowed funds	85,188	1,089		2.58%	75,123	1,427		3.82%

Total interest-bearing liabilities	366,193	3,160		1.74%	363,328	4,964		2.75%

Total deposits and interest-bearing liabilities	$440,178	3,160		1.45%	$432,188	4,964		2.31%

Net interest income		$9,474				$8,851

Net interest spread				3.81%				3.31%

Net interest margin				4.16%				3.88%

Tax Equivalent Income Adjustment:
State and Municipal Investment Income		$127	*			$124	*
Dividends Received Deduction Eligible Securities		—	*			62	*
Industrial Revenue Bond Income		162	**			169	**

Total Tax Equivalent Income Adjustment		$289				$355

*	Amount included in investment income.
**	Amount included in loan income.

The following table sets forth the various components of noninterest income and noninterest expense for the six months ended June 30, 2009 and 2008 and the dollar amount and percentage change between the periods:

	June 30,		Increase (Decrease)
	2009	2008	$	%
	(Dollars in thousands)
	(unaudited)
Noninterest income:
Income from fiduciary activities	$766	$941	$(175)	-18.60%
Fees from sale of non-deposit products	69	140	(71)	-50.71%
Service charges on deposit accounts	305	318	(13)	-4.09%
Other deposit fees	358	438	(80)	-18.26%
Income on cash surrender value of life insurance	148	148	—	0.00%
Other income	362	390	(28)	-7.18%

Total noninterest income	$2,008	$2,375	$(367)	-15.45%

Noninterest expense:
Salaries and employee benefits	$4,425	$4,461	$(36)	-0.81%
Director fees	181	143	38	26.57%
Occupancy expense	947	931	16	1.72%
Equipment expense	367	477	(110)	-23.06%
Data processing fees	621	600	21	3.50%
Marketing and public relations	187	220	(33)	-15.00%
Professional fees	632	330	302	91.52%
FDIC insurance assessments	511	20	491	2455.00%
Other expense	792	769	23	2.99%

Total noninterest expense	$8,663	$7,951	$712	8.95%

The effective income tax rate increased to 26.1% for the six months ended June 30, 2009 from 24.6% for the same period last year. This increase is due to the lack of tax-exempt income generated from securities eligible for the dividends received deduction, which were present during the prior period.

Provisions and Allowance for Loan Losses

Credit risk is inherent in the business of extending loans. The Bank maintains an allowance for loan losses through charges to earnings. The Company’s provision for loan losses was $150,000 and $375,000 and for the quarter and six months ended June 30, 2009, respectively, compared to $235,000 and $363,000, respectively, for the same periods last year. The allowance for loan losses totaled $4.5 million, or 1.38%, of total loans at June 30, 2009, an increase from 1.22% at December 31, 2008. The level of provision in 2009 has been driven by the decrease in the size of the loan portfolio, reduced charge-offs, reduced non-paying loans and increased recoveries and the resulting increase in the coverage ratio. The quality of the loan portfolio has remained strong despite continued challenging economic conditions, concerns over potential reduction in real estate collateral values and the potential impact of the economic downturn on the Company’s loan portfolio.

The Bank formally determines the adequacy of the allowance for loan losses on a quarterly basis. This determination is based on an assessment of credit quality and trends within the portfolio or “risk rating” of loans by senior management, which is submitted to the Board of Directors for approval. Loans are initially risk rated when originated and are reviewed periodically. If there is deterioration in the credit, the risk rating is adjusted accordingly.

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

Generally, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Changes in the allowance for loan losses were as follows for the six months ended June 30, 2009 and 2008:

	2009	2008
	(in thousands)
	(unaudited)
Balance as of January 1st	$4,127	$3,614
Loans charged off	(85)	(149)
Provision for loan losses	375	363
Recoveries of loans previously charged off	76	2

Balance as of June 30th	$4,493	$3,830

The allowance for loan losses represented 2,756% and 1,644% of non-performing loans, which totaled $163,000 and $233,000, at June 30, 2009 and 2008, respectively. Non-performing loans represented less than 0.1% of total loans and mortgages held-for-sale at June 30, 2009 and 2008.

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

Capital Resources

As of June 30, 2009, the Company had total capital of $42.0 million, an increase of $929,000, or 2.3%, from total capital as of December 31, 2008. The net change in the Company’s capital reflects current year income, dividends paid, the exercise of stock options, the granting and vesting of restricted stock and the decrease in accumulated other comprehensive loss.

The Company’s policy has been to pay dividends out of funds in excess of the needs of the business. The Company declared and paid cash dividends to shareholders on a quarterly basis at a rate of $0.20 per share for each quarter of 2008 and the first and second quarter of 2009.

As of June 30, 2009, the Bank’s Tier 1 capital amounted to 7.93% of average total assets. At June 30, 2009, the Bank’s ratio of risk-based capital to risk-weighted assets amounted to 12.22%, which satisfies the applicable risk-based capital requirements. As of December 31, 2008, the Bank’s Tier 1 capital amounted to 8.69% of average assets and risk-based capital amounted to 12.61% of total risk-based assets.

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

Certain marketable investment securities, particularly those of shorter maturities, are the principal source of asset liquidity. The Company maintains such securities in an available-for-sale account as a liquidity resource. Securities maturing in one year or less amounted to $5.4 million at June 30, 2009; additionally, a minimum amount of contractual payments in the amount of $17.6 million for the mortgage-backed securities portfolio is due within one year at June 30, 2009. Assets such as federal funds sold, mortgages held for sale, pre-payments and payoffs on mortgage-backed securities, as well as maturing loans, are also sources of liquidity. The Company’s objectives are to be substantially neutral with respect to interest rate sensitivity and maintain a net cumulative gap at one year of less than 15% of total earning assets. The Company’s current practices are consistent with these objectives.

Off Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. In the opinion of Management, these off-balance sheet arrangements are not likely to have a material effect on the Company’s financial condition, results of operations, or liquidity. As of June 30, 2009, total off-balance sheet financial commitments, which include unadvanced funds on loans and commitments to fund loans and letters of credit, amounted to approximately $61.5 million.

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

The Company’s net interest margin for the three and six months ended June 30, 2009 was 3.99% and 4.16%, respectively, in comparison to 3.97% and 3.88%, respectively, for the three and six months ended June 30, 2008. Interest rate risk is the exposure of net interest income to movements in interest rates. In addition to directly impacting net interest income, changes in interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and re-financings, the carrying value of investment securities classified as available for sale and the flow and mix of deposits.

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

The Bank also utilizes consultants to assist with the calculation and review of these various measurements.

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

As of June 30, 2009, the capital ratio of the Company on an EVE basis, at current rate levels, is 11.53%. Based on the most recent analysis it is estimated that an increase in interest rates over the next year of 200 basis points (for example, an increase in the prime rate from 3.25% to 5.25%) would result in an EVE capital ratio of 12.00%. Alternatively, if interest rates were to decrease over the next year by 100 basis points, the EVE capital ratio is estimated to be 11.38%. These changes are within the risk tolerance levels established by the Company policies.

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

The following table summarizes the net interest income simulation as of June 30, 2009:

	June 30, 2009
	Projected net interest income	Change from year 1 base case
	(Dollars in thousands)
Year 1 projections:
Down 100BP	$17,816	$144	0.81%
Base	17,672	—	—
Up 200BP	17,903	231	1.31%

Year 2 projections:
Down 100BP	$17,006	$(666)	-3.77%
Base	17,540	(132)	-0.75%
Up 200BP	18,882	1,210	6.85%

ITEM 4.	CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer concluded that based upon an evaluation as of June 30, 2009, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

During the quarter ended June 30, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BEVERLY NATIONAL CORPORATION
(Registrant)

Date: July 30, 2009	By:	/s/ Donat A. Fournier
Donat A. Fournier
President and Chief Executive Officer

Date: July 30, 2009	By:	/s/ Michael O. Gilles
Michael O. Gilles
Senior Executive Vice President, Chief Financial Officer and Chief Operating Officer